Form 10-K
period 2012-02-29
Andina Acquisition Corp
filed 2012-06-14
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-35436

ANDINA ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Carrera 10 No. 28-49, Torre A. Oficina 20- 05, Bogota, Colombia
(Address of Principal Executive Offices)	(Zip Code)

57-1-281-1811

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	Nasdaq Capital Market

Warrants, Each to purchase one Ordinary Share	Nasdaq Capital Market

Units, each to purchase one Ordinary Share and One Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The Registrant was formed on September 21, 2011 and its fiscal year ended February 29, 2012. Accordingly, the Registrant was not in existence as of the last business day of the second fiscal quarter of 2012.

As of June 14, 2012, there were 5,250,000 Ordinary Shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

Pursuant to Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, this Annual Report of Andina Acquisition Corporation contains only financial statements for the fiscal year ended February 29, 2012.

Andina Acquisition Corporation

(A Company in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Andina Acquisition Corporation

We have audited the accompanying balance sheet of Andina Acquisition Corporation (a company in the development stage) (the “Company”) as of February 29, 2012, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 21, 2011 (inception) through February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andina Acquisition Corporation (a company in the development stage), as of February 29, 2012, and the results of its operations and its cash flows for the period from September 21, 2011 (inception) through February 29, 2012 in conformity with United States generally accepted accounting principles.

/s/ Marcum LLP

Marcum LLP

New York, NY

June 14, 2012

 Andina Acquisition Corporation

(A Company in the Development Stage)

Balance Sheet

February 29, 2012

ASSETS

Current assets:
Cash and cash equivalents	$3,014
Deferred offering costs associated with Public Offering	156,722
Total assets	$159,736
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	$100,000
Accounts payable	52,063
Total liabilities	152,063
COMMITMENTS
Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-
Ordinary shares, $0.0001 par value, 100,000,000 authorized shares and 1,050,000 issued and outstanding shares (1)(2)	105
Additional paid-in capital	24,895
Deficit accumulated during the development stage	(17,327)
Total shareholders’ equity	7,673
Total liabilities and shareholders’ equity	$159,736

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 8).
(2)	Reflects an aggregate of 100,000 shares forfeited by the initial shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 8).

  The Accompanying Notes are an Integral Part of these Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Statement of Operations

For the period September 21, 2011 (Inception) to February 29, 2012

Formation costs and operating expenses	$(17,327)
Net loss	$(17,327)
Weighted average shares outstanding, basic and diluted(1)(2)	1,050,000
Basic and diluted net loss per share	$(0.02)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 8).
(2)	Reflects an aggregate of 100,000 shares forfeited by the initial shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 8)

The Accompanying Notes are an Integral Part of these Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Statement of Changes in Shareholders’ Equity

For the period September 21, 2011 (Inception) to February 29, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares (1) (2)		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 21, 2011 at approximately $0.02 per share for cash	1	$—	$—	$—	$—
Ordinary shares issued October 25, 2011 at approximately $0.02 per share for cash	1,049,999	105	24,895	—	25,000
Net Loss	—	—		(17,327)	(17,327)
Balance at February 29, 2012	1,050,000	$105	$24,895	$(17,327)	$7,673

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 8).
(2)	Reflects an aggregate of 100,000 shares forfeited by the initial shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 8)

The Accompanying Notes are an Integral Part of these Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Statement of Cash Flows

For the period September 21, 2011 (Inception) to February 29, 2012

Cash Flow From Operating Activities
Net loss	$(17,327)
Change in accounts payable	17,063
Net cash used in operating activities	(264)

Cash Flow From Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from note payable to shareholder	52,000
Payments of deferred offering costs	(73,722)
Net cash provided by financing activities	3,278
Net increase in cash and cash equivalents	3,014
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, ending of period	$3,014
Non cash financing activity
Payment of deferred offering cost made by shareholder and included in note payable to shareholder	$48,000
Deferred offering costs included in accounts payable	$35,000

The Accompanying Notes are an Integral Part of these Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations

Andina Acquisition Corp. (a company in the development stage) (the “Company”) was incorporated in the Cayman Islands on September 21, 2011 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

At February 29, 2012, the Company had not yet commenced any operations. All activity through February 29, 2012 relates to the Company’s formation and the Public Offering described below. On March 19, 2012, acting by written consent, the Company’s Board of Directors changed the Company’s fiscal year end from June 30 to February 28 (February 29 for leap years).

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s public offering which is discussed in Note 3 (“Public Offering”) was declared effective on March 16, 2012. The Company consummated the Public Offering on March 22, 2012, and received proceeds net of transaction costs of $38,540,145 which is discussed in Note 3, $2,400,000 from the private placement to certain of the Company’s shareholders prior to the Public Offering and the Company’s U.S. counsel (collectively “Insider Warrants”) which is described in Note 3, and $500,000 from the Additional Purchase Option discussed in Note 4. On March 30, 2012, the underwriters exercised a portion of their over-allotment option and the Company received an additional $1,940,000 net of transaction costs which is discussed in Note 7. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, Insider Warrants and the Additional Purchase Option, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. However, there is no assurance that the Company will be able to effect a Business Combination successfully. An amount of $42,740,000 (including the $2,900,000 of proceeds from the sale of Insider Warrants and Additional Purchase Option) is being held in a trust account (“Trust Account”) and invested in U.S. treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company.

 Andina Acquisition Corporation

(A Company in the Development Stage)

 Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations – (continued)

Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Non-Executive Chairman of the Board has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as for any amounts that are necessary to pay the Company’s tax obligations.

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the trust account balance. In order to consummate such a business combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. There are no limitations on the Company’s ability to incur debt or issue securities in order to consummate a business combination. Since the Company has no specific business combination under consideration, the Company has not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so. If the net proceeds of this offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting shareholders, the Company will be required to seek additional financing in order to complete its initial business combination. In addition, if the Company consummates a business combination, it may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of the Company’s officers, directors or shareholders is required to provide any financing to the Company in connection with or after a business combination.

 Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations – (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to convert their public shares for a pro rata share of the Trust Account. In the event that shareholders owning 87.5% or more of the shares sold as part of the Units in the Public Offering exercise their conversion rights described below, the Business Combination will not be consummated. All of the Initial Shareholders will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights they may have in connection with the Business Combination and will not sell any shares to the Company in any tender offer in connection with the Business Combination pursuant to letter agreements executed prior to the Public Offering.

In connection with any proposed Business Combination, the Company will either (i) seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or (ii) provide its shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote). If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting against such proposed Business Combination will be entitled to demand that his shares be converted for approximately $10.18 per share. In addition, any Public Shareholder will have the right to vote for the proposed Business Combination and demand that his shares be converted for a full pro rata portion of the amount then in the Trust Account (initially approximately $10.18 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). If the Company decides to engage in a tender offer, each Public Shareholder will be entitled to receive a full pro rata portion of the amount then in the Trust Account (initially approximately $10.18 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes).

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations – (continued)

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, if the Company does not consummate a Business Combination by December 22, 2013, it will trigger the automatic liquidation of the Trust Account and the dissolution of the Company. If the Company is forced to liquidate prior to a Business Combination, its Public Shareholders are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their initial shares.

In the event of a liquidation, if the Company has not presented to Public Shareholders a proposed Business Combination within the required time period, Public Shareholders shall be entitled to receive a pro rata share of the Trust Account upon liquidation (initially approximately $10.18 per share). If, prior to the Company’s liquidation, the Company has presented to Public Shareholders a proposed Business Combination that ultimately was not completed, the Public Shareholders that either voted against the last proposed Business Combination before liquidation or did not vote on such Business Combination or sought to sell their shares to the Company in any tender offer commenced in connection with such proposed Business Combination shall be entitled to receive only approximately $10.18 per share, and those Public Shareholders who either voted for the proposed Business Combination or did not seek to sell their shares to the Company in any tender offer and continued to hold their shares until liquidation shall be entitled to receive a pro rata share of the Trust Account (initially approximately $10.18 per share, plus any pro rata interest earned on the Trust Account not previously released to the Company).

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 2 — Significant Accounting Policies– (continued)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with major financial institutions.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had identified the Cayman Islands as its only ‘major’ tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 21, 2011, the evaluation was performed for the upcoming 2011 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 21, 2011 (inception) through February 29, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 2 — Significant Accounting Policies– (continued)

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share.” Net loss per share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period as adjusted for the ordinary shares forfeited on May 1, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management has evaluated subsequent events that have occurred after the balance sheet date through the date the financial statements were publically to determine if events or transactions occurring require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except the Company completing the Public Offering (Note 3) and reflecting an aggregate of 100,000 ordinary shares forfeited by the Initial Shareholders on May 1, 2012 since the underwriters over-allotment option was not exercised in full (Note 8 ).

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 3 — Public Offering

On March 22, 2012 the Company sold 4,000,000 units (“Units”) at a price of $10.00 per unit in the Public Offering. Each Unit consists of one ordinary share in the Company and one Warrant to purchase one ordinary share of the Company (“Warrants”). Each Warrant entitles the holder to purchase one ordinary share at a price of $8.00 commencing on the later of the completion of an initial Business Combination and one year from the March 16, 2012 and expiring three years from the completion of an initial Business Combination, or earlier upon redemption. Warrants may be exercised for cash or on a “cashless basis,” at the holders’ option, by surrendering the Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise; provided, however, that in the event the Warrants are being called for redemption, the “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares (or the closing bid price in the event the ordinary shares are not traded on any specific trading day) is at least $14.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 3 — Public Offering – (continued)

The Company paid the underwriters in the Public Offering an underwriting discount of 3.0% ($1,200,000) of the gross proceeds of the Public Offering. The Company also issued a Unit Purchase Option (“Unit Purchase Option”) to purchase 400,000 units to EarlyBirdCapital, Inc. (“EBC”) (and/or its designees) for $100 at an exercise price of $11.00 per unit. The Company also issued a second Unit Purchase Option (the “Additional Purchase Option”) and, together with the Unit Purchase Option, the “Underwriters Options”) to EBC (and/or its designees) to purchase 500,000 units at an exercise price of $10.00 per unit for $500,000. The units issuable upon exercise of the Underwriter Options are identical to the units sold in the Public Offering. The Company accounted for the fair value of the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this Unit Purchase Option is approximately $1,178,000, or ($2.95 per unit) using a Black-Scholes option-pricing model. The fair value of the Unit Purchase Option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.13% and (3) expected life of five years. The Company intends to account for the fair value of the Additional Purchase Option, inclusive of the receipt of $500,000 cash payment, as a cost of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this Additional Purchase Option is approximately $1,638,000 (or $3.28 per unit) using a Black-Scholes option-pricing model. The fair value of the Additional Purchase Option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.13% and (3) expected life of five years. The Underwriter Options may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Underwriter Options (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the Underwriter Options without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Unit Purchase Option or the Warrants underlying the Unit Purchase Option. The holder of the Underwriter Options will not be entitled to exercise the Underwriter Options or the Warrants underlying the Underwriter Options unless a registration statement covering the securities underlying the Underwriter Options is effective or an exemption from registration is available. If the holder is unable to exercise the Underwriter Options or underlying Warrants, the Underwriter Options or Warrants, as applicable, will expire worthless.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 3 — Public Offering – (continued)

The holders of the Underwriter Options have registration rights. The holders of a majority of each option and the securities underlying such option are entitled to make one demand that the Company register the options and/or the securities underlying the options. The demand for registration may be made at any time during a period of five years beginning on the Effective Date. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed during the seven year period commencing on the effective date of the Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements, other than any underwriting commissions which will be paid by the holders themselves.

Note 4 – Insider Warrants

Simultaneously with the Public Offering, certain of the the Initial Shareholders (or their affiliates) of the Company and the Company’s U.S. counsel purchased 4,800,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $2,400,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units sold in the Public Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants are non-redeemable and (iii) the Insider Warrants are exercisable for cash or on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted transferees.

The Initial Shareholders and the holders of the Insider Warrants (or underlying shares) have registration rights with respect to the initial shares and the Insider Warrants (or underlying ordinary shares) pursuant to agreements signed prior to Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Insider Warrants (or underlying ordinary shares) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 5 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering and that were charged to shareholder’s equity upon the completion of the Public Offering.

Note 6 — Note Payable to Shareholder

The Company issued a $100,000 principal amount unsecured promissory note to A. Lorne Weil, one of the Company’s Initial Shareholders and its Non-Executive Chairman of the Board, on November 8, 2011. The note is non-interest bearing and payable on the earlier of (i) November 8, 2012, (ii) the consummation of the Public Offering or (iii) the date on which the Company determines not to proceed with the Public Offering. The parties to the notes informally agreed to extend their payable date past the Public Offering. The note was repaid in full on May 25, 2012. Due to the short term nature, the fair value of the note approximates the carrying amount.

Note 7 — Commitments

The Company presently occupies office space provided by an affiliate of an Initial Shareholder. Such affiliate has agreed that until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time at no charge to the Company.

The Company has engaged EBC, on a non-exclusive basis, to act as the Company’s advisor and investment banker in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay EBC an aggregate cash fee of $1,610,000 for such services upon the consummation of its initial Business Combination

The Company granted a 45 day option to purchase up to an additional 600,000 Units to cover over-allotments if any. On March 30, 2012, the underwriter exercised a portion of its option and purchased 200,000 additional Units of the Company. The remainder of the over-allotment option expired unexercised.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 8 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of February 29, 2012, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

In connection with the organization of the Company, a total of 1,437,500 ordinary shares were sold to the Initial Shareholders at a price of approximately $0.02 per share for an aggregate of $25,000 (the “Founder’s Shares”) of which 150,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Company’s Initial Shareholders will own 20% of the issued and outstanding shares after the Public Offering. On March 9, 2012, the Initial Shareholders contributed an aggregate of 287,500 ordinary shares to the Company at no cost for cancellation. On March 30, 2012, the underwriter exercised a portion of its over-allotment option. After the partial exercise of the over-allotment option an aggregate of 100,000 of the shares held by the Initial Shareholders were forfeited which resulted in the Initial Shareholders owning an aggregate of 1,050,000 ordinary shares.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2012.

ANDINA ACQUISITION CORPORATION

By:	/s/ Julio A. Torres
Julio A. Torres
Co-Chief Executive Officer
(Co-Principal executive officer and Co-Principal financial and accounting officer)

By:	/s/ Eduardo Robayo
Eduardo Robayo
Co-Chief Executive Officer
(Co-Principal executive officer and Co-Principal financial and accounting officer)

POWER OF ATTORNEY

The undersigned directors and officers of Andina Acquisition Corporation hereby constitute and appoint Julio A. Torres and Eduardo Robayo, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julio A. Torres	Co-Chief Executive Officer (Co-Principal	June 14, 2012
Julio A. Torres	Executive Officer and Co-Principal
Financial and Accounting Officer) and
Director

Name	Title	Date

/s/ Eduardo Robayo	Co-Chief Executive Officer (Co-Principal	June 14, 2012
Eduardo Robayo	Executive Officer and Co-Principal
Financial and Accounting Officer) and
Director

/s/ Rudolf M. Hommes	Director	June 14, 2012
Rudolf M. Hommes

/s/ Martha Byorum	Director	June 14, 2012
Martha Byorum

/s/ A. Lorne Weil	Director	June 14, 2012
A. Lorne Weil