Form 10-K/A
period 2012-02-29
Andina Acquisition Corp
filed 2012-06-25
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K/A

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

Yes ☒ No ☐

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

Documents Incorporated by Reference: None.

Explanatory Note

The purpose of this amendment on Form 10-K/A to Andina Acquisition Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, filed with the Securities and Exchange Commission on June 14, 2012 (“Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of June, 2012.

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

Name	Title	Date

/s/ Julio A. Torres	Co-Chief Executive Officer (Co-Principal	June 25, 2012
Julio A. Torres	Executive Officer and Co-Principal
Financial and Accounting Officer) and
Director

Name	Title	Date

/s/ Eduardo Robayo	Co-Chief Executive Officer (Co-Principal	June 25, 2012
Eduardo Robayo	Executive Officer and Co-Principal
Financial and Accounting Officer) and
Director

*	Director	June 25, 2012
Rudolf M. Hommes

*	Director	June 25, 2012
Martha Byorum

*	Director	June 25, 2012
A. Lorne Weil

* By: Julio A. Torres, Power of Attorney