Form 10-Q
period 2012-05-31
Andina Acquisition Corp
filed 2012-07-23
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-35436

ANDINA ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Carrera 10 No. 28-49, Torre A. Oficina 20-

05, Bogota, Colombia

(Address of principal executive offices)

57-1-281-1811

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,250,000 ordinary shares as of July 9, 2012

ANDINA ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED MAY 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Condensed Balance Sheets

	May 31, 2012	February 29, 2012
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$482,022	$3,014
Prepaid expenses	4,302	-
Total current assets	486,324	3,014
Long term assets:
Cash and cash equivalents held in trust	42,740,000	-
Accrued interest on cash and cash equivalents held in trust	5,891
Deferred offering costs associated with Public Offering	-	156,722
Total long term assets	42,745,891	156,722
Total assets	$43,232,215	$159,736
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	$-	$100,000
Advances from shareholder	71,250	-
Accounts payable	43,606	52,063
Total liabilities	114,856	152,063
COMMITMENTS
Ordinary shares, subject to possible conversion, 3,674,999 shares at conversion value	37,397,490	-
Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Ordinary shares, $0.0001 par value, 100,000,000 authorized shares; 1,575,001 and 1,050,001 issued and outstanding shares, respectively (which excludes 3,674,999 shares subject to possible conversion) (1)(2)	158	105
Additional paid-in capital	5,790,425	24,895
Deficit accumulated during the development stage	(70,714)	(17,327)
Total shareholders’ equity	5,719,869	7,673
Total liabilities and shareholders’ equity	$43,232,215	$159,736

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9).

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2012	For the period September 21, 2011 (inception) to May 31, 2012
Operating and formation costs:
General and administrative expenses	$59,278	$76,605
Loss from operations	(59,278)	(76,605)

Interest income	5,891	5,891
Net loss	$(53,387)	$(70,714)
Weighted average shares outstanding, basic and diluted(1)(2)	1,452,990	1,195,965
Basic and diluted net loss per share	$(0.04)	$(0.06)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9)

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Condensed Statements of Changes in Shareholders’ Equity

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares (1) (2)		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 21, 2011 at approximately $0.02 per share for cash	1	$-	$-	$-	$-
Ordinary shares issued October 25, 2011 at approximately $0.02 per share for cash	1,049,999	105	24,895	-	25,000
Net Loss	-	-	-	(17,327)	(17,327)
Balance at February 29, 2012	1,050,000	$105	$24,895	$(17,327)	$7,673

Sale of 4,000,000 Units on March 22, 2012, net of underwriter’s discount and offering expenses (includes 3,499,999 shares subject to possible conversion)	4,000,000	400	38,322,573	-	38,322,973

Proceeds from issuance of Underwriters’ Option	-	-	500,100	-	500,100

Proceeds from issuance of Insider Warrants	-	-	2,400,000	-	2,400,000

Sale of 200,000 Units on March 30, 2012, net of underwriter’s discount (includes 175,000 shares subject to possible conversion)	200,000	20	1,939,980	-	1,940,000

Net proceeds subject to possible conversion (3,674,999)	(3,674,999)	(367)	(37,397,123)	-	(37,397,490)

Net Loss				(53,387)	(53,387)
Balance at May 31, 2012	1,575,001	$158	$5,790,425	$(70,714)	$5,719,869

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9)

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended May 31, 2012	For the period September 21, 2011 (Inception) to May 31, 2012

Cash Flow From Operating Activities
Net loss	$(53,387)	$(70,714)
Changes in operating assets and liabilities:
Prepaid expenses	(4,302)	(4,303)
Accounts payable	(8,457)	43,607
Accrued interest on cash and cash equivalents held in trust	(5,891)	(5,891)
Net cash used in operating activities	(72,037)	(37,301)

Cash Flow from Investing Activities
Investment in cash and cash equivalents held in trust	(42,740,000)	(42,740,000)

Cash Flow From Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	25,000
Proceeds from Public Offering, net of offering costs of $1,449,055 and 1,557,777, respectively	38,550,945	38,442,223
Proceeds from Warrant Offering	2,400,000	2,400,000
Proceeds from Underwriters Options	500,100	500,100
Proceeds from Over Allotment, net of offering costs of $60,000	1,940,000	1,940,000
Proceeds from note payable to shareholder	-	52,000
Repayment of note payable to shareholder	(100,000)	(100,000)
Net cash provided by financing activities	43,291,045	43,259,323
Net increase in cash and cash equivalents	479,008	482,022
Cash and cash equivalents, beginning of period	3,014	-
Cash and cash equivalents, ending of period	$482,022	$482,022

Non cash financing activity
Payment of offering cost made by shareholder and included in advances from shareholder	$71,250	$71,250
Payment of offering costs by shareholder and included in note payable to shareholder	$-	$48,000

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Plan of Business Operations

Andina Acquisition Corporation (a company in the development stage) (the “Company”) was incorporated in the Cayman Islands on September 21, 2011 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

At May 31 2012, the Company had not yet commenced any operations. All activity through May 31, 2012 relates to the Company’s formation, the Public Offering described below and indentifying and investigating potential target business with which to consummate a business combination. On March 19, 2012, acting by written consent, the Company’s Board of Directors changed the Company’s fiscal year end from June 30 to February 28 (February 29 for leap years).

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s public offering which is discussed in Note 3 (“Public Offering”) was declared effective on March 16, 2012. The Company consummated the Public Offering on March 22, 2012, and received proceeds net of transaction costs of $38,322,973, $2,400,000 from the private placement of warrants to certain of the Company’s shareholders prior to the Public Offering and the Company’s U.S. counsel (collectively “Insider Warrants”) which is described in Note 4, and $500,000 from the Additional Purchase Option discussed in Note 3. On March 30, 2012, the underwriters exercised a portion of their over-allotment option and the Company received an additional $1,940,000 net of transaction costs discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, Insider Warrants and the Additional Purchase Option, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. However, there is no assurance that the Company will be able to effect a Business Combination successfully. An amount of $42,740,000 (including the $2,900,000 of proceeds from the sale of Insider Warrants and Additional Purchase Option) is being held in a trust account (“Trust Account”) and invested in U.S. treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company.

 Andina Acquisition Corporation

(A Company in the Development Stage)

 Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Plan of Business Operations - (continued)

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

 Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Plan of Business Operations - (continued)

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

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Plan of Business Operations - (continued)

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013 or any other period. The balance sheet data at February 29, 2012, was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on June 14, 2012.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies- (continued)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had identified the Cayman Islands as its only ‘major’ tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 21, 2011, the evaluation was performed for the 2011 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended May 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies- (continued)

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share.” Net loss per share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding during the period. Common shares subject to possible conversion at May 31, 2012 of 3,674,999 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At May 31, 2012, diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive. Potentially dilutive securities excluded from the calculation of weighted average ordinary shares outstanding include both, ordinary shares and warrants, all which have the ability to be converted to common shares.  As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At May 31, 2012, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At May 31, 2012, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies- (continued)

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	May 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$42,737,891	$42,737,891

Common stock subject to possible conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and is measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at May 31, 2012, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies- (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Subsequent Events

Management has evaluated subsequent events that have occurred after the balance sheet date through the date the unaudited condensed financial statements were publically available to determine if events or transactions occurring require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that no subsequent events have occurred that would require recognition in the unaudited condensed financial statements or disclosure in the notes to the unaudited condensed financial statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Public Offering

On March 22, 2012 the Company sold 4,000,000 units (“Units”) at a price of $10.00 per unit in the Public Offering. Each Unit consists of one ordinary share in the Company and one Warrant to purchase one ordinary share of the Company (“Warrants”). Each Warrant entitles the holder to purchase one ordinary share at a price of $8.00 commencing on the later of the completion of an initial Business Combination and March 16, 2013 and expiring three years from the completion of an initial Business Combination, or earlier upon redemption. The Warrants may be exercised for cash or on a “cashless basis,” at the holders’ option, by surrendering the Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise; provided, however, that in the event the Warrants are being called for redemption, the “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares (or the closing bid price in the event the ordinary shares are not traded on any specific trading day) is at least $14.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Public Offering - (continued)

The Company paid the underwriters in the Public Offering an underwriting discount of 3.0% ($1,200,000) of the gross proceeds of the Public Offering. The Company also issued a Unit Purchase Option (“Unit Purchase Option”) to purchase 400,000 units to EarlyBirdCapital, Inc. (“EBC”) (and/or its designees) for $100 at an exercise price of $11.00 per unit. On March 30, 2012, the underwriter exercised a portion of its over-allotment option and purchased 200,000 units at a price of $10.00 per unit. The net proceeds received by the Company from the exercise of partial over-allotment option was $1,940,000 (underwriting discount of $60,000). The Company also issued a second Unit Purchase Option (the “Additional Purchase Option”) and, together with the Unit Purchase Option, the “Underwriters Options”) to EBC (and/or its designees) to purchase 500,000 units at an exercise price of $10.00 per unit for $500,000. The units issuable upon exercise of the Underwriter Options are identical to the units sold in the Public Offering. The Company accounted for the fair value of the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this Unit Purchase Option is approximately $1,178,000, or ($2.95 per unit) using a Black-Scholes option-pricing model. The fair value of the Unit Purchase Option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.13% and (3) expected life of five years. The Company accounted for the fair value of the Additional Purchase Option, inclusive of the receipt of $500,000 cash payment, as a cost of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this Additional Purchase Option is approximately $1,638,000 (or $3.28 per unit) using a Black-Scholes option-pricing model. The fair value of the Additional Purchase Option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.13% and (3) expected life of five years. The Underwriter Options may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Underwriter Options (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the Underwriter Options without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Unit Purchase Option or the Warrants underlying the Unit Purchase Option. The holder of the Underwriter Options will not be entitled to exercise the Underwriter Options or the Warrants underlying the Underwriter Options unless a registration statement covering the securities underlying the Underwriter Options is effective or an exemption from registration is available. If the holder is unable to exercise the Underwriter Options or underlying Warrants, the Underwriter Options or Warrants, as applicable, will expire worthless.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Public Offering - (continued)

The holders of the Underwriter Options have registration rights. The holders of a majority of each option and the securities underlying such option are entitled to make one demand that the Company register the options and/or the securities underlying the options. The demand for registration may be made at any time during a period of five years beginning on March 16, 2012. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed during the seven year period commencing on the effective date of the Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements, other than any underwriting commissions which will be paid by the holders themselves.

Note 4 - Insider Warrants

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

Notes to Condensed Financial Statements

(Unaudited)

Note 5 - Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering and that were charged to shareholder’s equity upon the completion of the Public Offering.

Note 6 - Note Payable to Shareholder and Advance from Shareholder

The Company issued a $100,000 principal amount unsecured promissory note to A. Lorne Weil, one of the Company’s Initial Shareholders and its Non-Executive Chairman of the Board, on November 8, 2011. The note was non-interest bearing and was payable on the earlier of (i) November 8, 2012, (ii) the consummation of the Public Offering or (iii) the date on which the Company determined not to proceed with the Public Offering. The parties to the notes informally agreed to extend their payable date past the Public Offering. The note was repaid in full on May 25, 2012. Due to the short term nature, the fair value of the note approximated the carrying amount.

In addition, on March 15, 2012, the shareholder paid expenses on behalf of the Company in the amount of $71,250 for various NASDAQ fees. The liability is anticipated to be repaid in the short term. The fair value of the advance approximates the carrying amount.

Note 7 - Commitments

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

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Investment in Trust Account

Subsequent to the Public Offering, an amount of $42,740,000 of the net proceeds of the Public Offering was deposited in the Trust Account and has been held as cash and/or invested in United States treasuries having a maturity of 180 days or less.

As of May 31, 2012, investment securities in the Company’s Trust Account consisted of $42,737,854 (including accrued interest) in United States Treasury Bills and $8,037 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 9 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of May 31, 2012, there are no preferred shares issued or outstanding.

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

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on September 21, 2011 to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with a target business. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location although we intend to focus our search for target businesses in the Andean region of South America and in Central America, with a particular emphasis on Colombia. We are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The registration statement for our initial public offering was declared effective on March 16, 2012.   We consummated the offering on March 22, 2012, and received proceeds net of transaction costs of $38,322,973 and $2,400,000 from the sale of warrants to certain of our initial shareholders and our U.S. counsel and $500,000 from the sale of a unit purchase option to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the offering. On March 30, 2012, the underwriters exercised a portion of their over-allotment option and on March 30, 2012 we received an additional $1,940,000 net of transaction costs. Our management has broad discretion with respect to the specific application of the net proceeds of the offering, insider warrants and unit purchase option, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on March 22, 2012 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).

We incurred a net loss of $53,387 for the quarter ended May 31, 2012. This net loss was a result of operating and formation expenses largely composed of approximately $35,000 of professional fees, $10,000 of travel expenses, $6,000 of insurance expenses and $8,000 of start up costs which were offset by approximately $6,000 of interest income. During the period from September 21, 2011 (inception) to May 31, 2012, we incurred a net loss of $70,714, which was largely composed of professional fees, travel expenses and business startup costs.

Liquidity and Capital Resources

As of May 31, 2012, we had $482,022 in our operating bank account. We had $42,745,891 in restricted cash and equivalents held in trust to be used for a business combination.   We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of May 31, 2012, U.S Treasury Bills with one month and three month maturities were yielding approximately .03%, and .071%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination.  Our actual costs may be higher or lower than these estimates.

We anticipate that in order to fund our working capital requirements, we may need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account.  We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us.  Accordingly, we may not be able to obtain additional financing.  If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses.  We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

After the underwriters exercised a portion of their over-allotment option, the net proceeds from our initial public offering, after deducting offering expenses of approximately $477,000 and underwriting discounts of $1,260,000, were approximately $43,163, 000. Of this amount, $2,400,000 and the $500,100 we received from the sale of the Insider Warrants and Underwriter’s Option, respectively were placed in the trust account. The remaining net proceeds not in trust are being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our initial public offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $1,610,000 payable to EBC upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering, including amounts in the Trust Account, have been held as cash and/or invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In September 2011, we issued one ordinary share to A. Lorne Weil in connection with our formation and then issued an aggregate of 1,437,499 ordinary shares to the individuals set forth below in October 2011. The foregoing shares were issued for an aggregate of $25,000 in cash, at a purchase price of approximately $0.02 per share.

Name	Number of Shares
A. Lorne Weil	717,499
Julio A. Torres	50,000
Martha L. Byorum	50,000
Capital Advisory Partners L.A.	50,000
Eduardo Robayo	50,000
B. Luke Weil	460,000
Eric Carrera	2,500
Robert Stevens	7,500
LWEH LLC	50,000

All such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors.

In November 2011, A. Lorne Weil transferred his shares to trusts for the benefit of his children and B. Luke Weil transferred 230,000 shares to a trust for his benefit.

In March 2012, our initial shareholders contributed an aggregate of 287,500 ordinary shares to us at no cost for cancellation.

On March 22, 2012, we consummated our initial public offering of 4,000,000 units.   Each unit consisted of one ordinary share and one warrant, each to purchase one ordinary share at an exercise price of $8.00 per share.  The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. EBC acted as the lead managing underwriter of the initial public offering.   The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-178061). The Securities and Exchange Commission declared the registration statement effective on March 16, 2012.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 4,800,000 warrants at a price of $0.50 per warrant, generating total proceeds of $2,400,000, and the private placement of a unit purchase option at $1.00 per unit underlying the purchase option, generating total proceeds of $500,000.  These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The insider warrants are identical to the warrants underlying the units except that the insider warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not be redeemable by us, in each case so long as they are still held by the initial purchasers or their permitted transferees. The units issuable upon exercise of the unit purchase option are identical to those sold in the initial public offering, except that the warrants included in the units are not redeemable by us so long as they are held by EBC or its affiliates. The purchasers have agreed that these securities will not be sold or transferred by them (except to certain permitted transferees) until after we have completed an initial business combination.

On March 28, 2012, EBC notified us that it exercised its over-allotment option to the extent of 200,000 additional units. On March 30, 2012, we consummated the closing of the over-allotment option.  The units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per unit, generating gross proceeds of $2,000,000.

We paid a total of $1,260,000 in underwriting discounts and commissions and $477,427 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placements were $43,163,073. Of this amount, $42,740,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDINA ACQUISITION CORPORATION

By:	/s/ Julio A. Torres
Julio A. Torres
Co-Chief Executive Officer
(Co-Principal executive officer and Co-Principal financial and accounting officer)

By:	/s/ Eduardo Robayo
Eduardo Robayo
Co-Chief Executive Officer
(Co-Principal executive officer and Co-Principal financial and accounting officer)

Date: July 23, 2012

