Form 10-Q
period 2012-08-31
Andina Acquisition Corp
filed 2012-10-11
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,250,000 ordinary shares as of October 9, 2012

ANDINA ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED AUGUST 31, 2012

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Condensed Balance Sheets

	August 31, 2012	February 29, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$163,811	$3,014
Prepaid expenses	49,104	-
Total current assets	212,915	3,014
Long term assets:
Cash and cash equivalents held in trust	42,740,000	-
Interest on cash and cash equivalents held in trust	12,457	-
Deferred offering costs associated with Public Offering	-	156,722
Total long term liabilities	42,752,457	156,722
Total assets	$42,965,372	$159,736
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	$-	$100,000
Accounts payable	7,000	52,063
Total liabilities	7,000	152,063
COMMITMENTS AND CONTINGECIES
Ordinary shares, subject to possible conversion, 3,674,999 shares at conversion value	37,397,490	-
Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Ordinary shares, $0.0001 par value, 100,000,000 authorized shares; 1,575,001 and 1,050,000 issued and outstanding shares, respectively (which excludes 3,674,999 shares subject to possible conversion) (1)(2)	158	105
Additional paid-in capital	5,790,425	24,895
Deficit accumulated during the development stage	(229,701)	(17,327)
Total shareholders’ equity	5,560,882	7,673
Total liabilities and shareholders’ equity	$42,965,372	$159,736

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Share amounts have been retrospectively restated to reflect an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9).

See Accompanying Notes to the Condensed Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended August 31, 2012	For the Six Months Ended August 31, 2012	For the period September 21, 2011 (inception) to August 31, 2012
Operating and formation costs:
General and administrative expenses	$165,553	$224,831	$242,158
Loss from operations	(165,553)	(224,831)	(242,158)

Interest income	6,566	12,457	12,457
Net loss	$(158,987)	$(212,374)	$(229,701)
Weighted average shares outstanding, basic and diluted(1)(2)	1,575,001	1,513,995	1,296,749
Basic and diluted net loss per share	$(0.10)	$(0.14)	$(0.18)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Share amounts have been retrospectively restated to reflect an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9)

See Accompanying Notes to the Condensed Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Condensed Statements of Changes in Shareholders’ Equity

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares (1) (2)		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 21, 2011 at approximately $0.02 per share for cash	1	$-	$-	$-	$-
Ordinary shares issued October 25, 2011 at approximately $0.02 per share for cash	1,049,999	105	24,895	-	25,000
Net Loss	-	-	-	(17,327)	(17,327)
Balance at February 29, 2012	1,050,000	$105	$24,895	$(17,327)	$7,673

Sale of 4,000,000 Units on March 22, 2012, net of underwriter’s discount and offering expenses (includes 3,499,999 shares subject to possible conversion)	4,000,000	400	38,322,573	-	38,322,973

Proceeds from issuance of Underwriters’ Option	-	-	500,100	-	500,100

Proceeds from issuance of Insider Warrants	-	-	2,400,000	-	2,400,000

Sale of 200,000 Units on March 30, 2012, net of underwriter’s discount (includes 175,000 shares subject to possible conversion)	200,000	20	1,939,980	-	1,940,000

Net proceeds subject to possible conversion (3,674,999)	(3,674,999)	(367)	(37,397,123)	-	(37,397,490)

Net Loss				(212,374)	(212,374)
Balance at August 31, 2012	1,575,001	$158	$5,790,425	$(229,701)	$5,560,882

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Share amounts have been retrospectively restated to reflect an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9)

See Accompanying Notes to the Condensed Financial Statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended August 31, 2012	For the period September 21, 2011 (Inception) to August 31, 2012
Cash Flow From Operating Activities
Net loss	$(212,374)	$(229,701)
Changes in operating assets and liabilities:
Prepaid expenses	(49,104)	(49,104)
Accounts payable	(45,063)	7,000
Net cash used in operating activities	(306,541)	(271,805)

Cash Flow from Investing Activities
Investment in cash and cash equivalents held in trust	(42,740,000)	(42,740,000)
Interest on cash and cash equivalents held in trust	(12,457)	(12,457)
Net cash used in investing activities	(42,752,457)	(42,752,457)

Cash Flow From Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	25,000
Proceeds from Public Offering, net of offering costs of $1,449,055 and 1,557,777, respectively	38,550,945	38,442,223
Proceeds from Warrant Offering	2,400,000	2,400,000
Proceeds from Underwriters Options	500,100	500,100
Proceeds from Over Allotment, net of offering costs of $60,000	1,940,000	1,940,000
Proceeds from note payable to shareholder	-	52,000
Repayment of advances from shareholder	(71,250)	(71,250)
Repayment of note payable to shareholder	(100,000)	(100,000)
Net cash provided by financing activities	43,219,795	43,188,073
Net increase in cash and cash equivalents	160,797	163,811
Cash and cash equivalents, beginning of period	3,014	-
Cash and cash equivalents, ending of period	$163,811	$163,811

Non cash financing activity
Payment of offering costs made by shareholder	-	$71,250
Payment of offering costs by shareholder and included in note payable to shareholder	-	$48,000

See Accompanying Notes to the Condensed Financial Statements.

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

At August 31 2012, the Company had not yet commenced any operations. All activity through August 31, 2012 relates to the Company’s formation, the Public Offering described below and indentifying and investigating potential target business with which to consummate a business combination. On March 19, 2012, acting by written consent, the Company’s Board of Directors changed the Company’s fiscal year end from June 30 to February 28 (February 29 for leap years).

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013 or any other period. The balance sheet data at February 29, 2012, was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on June 14, 2012.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months and six months ended August 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies- (continued)

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share.” Net loss per share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding during the period. Common shares subject to possible conversion at August 31, 2012 of 3,674,999 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At August 31, 2012, diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive. Potentially dilutive securities excluded from the calculation of weighted average ordinary shares outstanding include both, ordinary shares and warrants, all which have the ability to be converted to common shares.  As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At August 31, 2012, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At August 31, 2012, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies- (continued)

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	August 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$42,740,000	$42,740,000	-	-

Common stock subject to possible conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and is measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at August 31, 2012, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Public Offering - (continued)

The Company paid the underwriters in the Public Offering an underwriting discount of 3.0% ($1,200,000) of the gross proceeds of the Public Offering. The Company also issued a Unit Purchase Option (“Unit Purchase Option”) to purchase 400,000 units to EarlyBirdCapital, Inc. (“EBC”) (and/or its designees) for $100 at an exercise price of $11.00 per unit. On March 30,2012, the underwriter exercised a portion of its over-allotment option and purchased 200,000 units at a price of $10,00 per unit. The net proceeds received by the Company from the exercise of a partial over-allotment option was $1,940,000 (underwriting discount of $60,000). The Company also issued a second Unit Purchase Option (the “Additional Purchase Option”) and, together with the Unit Purchase Option, the “Underwriters Options”) to EBC (and/or its designees) to purchase 500,000 units at an exercise price of $10.00 per unit for $500,000. The units issuable upon exercise of the Underwriter Options are identical to the units sold in the Public Offering. The Company accounted for the fair value of the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this Unit Purchase Option is approximately $1,178,000, or ($2.95 per unit) using a Black-Scholes option-pricing model. The fair value of the Unit Purchase Option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.13% and (3) expected life of five years. The Company accounted for the fair value of the Additional Purchase Option, inclusive of the receipt of $500,000 cash payment, as a cost of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this Additional Purchase Option is approximately $1,638,000 (or $3.28 per unit) using a Black-Scholes option-pricing model. The fair value of the Additional Purchase Option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.13% and (3) expected life of five years. The Underwriter Options may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Underwriter Options (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the Underwriter Options without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Unit Purchase Option or the Warrants underlying the Unit Purchase Option. The holder of the Underwriter Options will not be entitled to exercise the Underwriter Options or the Warrants underlying the Underwriter Options unless a registration statement covering the securities underlying the Underwriter Options is effective or an exemption from registration is available. If the holder is unable to exercise the Underwriter Options or underlying Warrants, the Underwriter Options or Warrants, as applicable, will expire worthless.

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

In addition, on March 15, 2012, the shareholder paid expenses on behalf of the Company in the amount of $71,250 for various NASDAQ fees. The liability was repaid in full on August 24, 2012.

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

As of August 31, 2012, investment securities in the Company’s Trust Account consisted of $42,740,000 in United States Treasury Bills and $12,457 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 9 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of August 31, 2012, there are no preferred shares issued or outstanding.

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

We incurred a net loss of $158,987 for the quarter ended August 31, 2012. This net loss was a result of operating and formation expenses largely composed of approximately $54,000 of printing costs, $53,000 of insurance fees, $34,000 of travel expenses and $25,000 of accounting and legal fees, offset by interest income of approximately $7,000. During the six month period ended August 31, 2012, we incurred a net loss of $212,374 was largely composed of printing, insurance, professional fees and travel expenses. During the period from September 21, 2011 (inception) to August 31, 2012, we incurred a net loss of $229,701, which was largely composed of professional fees, travel expenses and business startup costs.

Liquidity and Capital Resources

As of August 31, 2012, we had $163,811 in our operating bank account. We had $42,752,457 in restricted cash and equivalents held in trust to be used for a business combination.   We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of August 31, 2012, U.S Treasury Bills with one month and three month maturities were yielding approximately .09%, and .09%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We paid a total of $1,260,000 in underwriting discounts and commissions and $477,027 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placements were $43,163,073. Of this amount, $42,740,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* To be furnished by amendment.

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

Date: October 11, 2012

