Form 10-Q/A
period 2012-08-31
Andina Acquisition Corp
filed 2012-10-18
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,250,000 ordinary shares as of October 9, 2012

EXPLANATORY NOTE

Andina Acquisition Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2012 (the “Quarterly Report”), as filed with the Securities and Exchange Commission on October 11, 2012, solely to furnish Interactive Data file exhibits to the Quarterly Report in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Quarterly Report other than the furnishing of Interactive Data files marked Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE formatted in XBRL (eXtensible Business Reporting Language). This Amended Report does not reflect events that may have occurred subsequent to the original filing date of the Quarterly Report or modify or update in any way disclosures made in the Quarterly Report.

2

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Co-Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Previously filed

** This information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

3

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

Date: October 18, 2012

4