Form 10-Q
period 2012-11-30
Andina Acquisition Corp
filed 2013-01-14
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 2012

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

57-1-281-1811

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,250,000 ordinary shares as of January 7, 2013.

ANDINA ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED NOVEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Condensed Balance Sheets

ASSETS	November 30, 2012	February 29, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$149,720	$3,014
Total current assets	149,720	3,014
Long term assets:
Cash and cash equivalents held in trust	42,740,000	-
Accrued interest on cash and cash equivalents held in trust	22,027	-
Deferred offering costs associated with Public Offering	-	156,722
Total long term assets	42,762,027	156,722
Total assets	$42,911,747	$159,736
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	$-	$100,000
Accounts payable	38,840	52,063
Total liabilities	38,840	152,063
COMMITMENTS
Ordinary shares, subject to possible conversion, 3,674,999 shares at conversion value	37,397,490	-
Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Ordinary shares, $0.0001 par value, 100,000,000 authorized shares; 1,575,001 and 1,050,001 issued and outstanding shares, respectively (which excludes 3,674,999 shares subject to possible conversion) (1)(2)	158	105
Additional paid-in capital	5,790,425	24,895
Deficit accumulated during the development stage	(315,166)	(17,327)
Total shareholders’ equity	5,475,417	7,673
Total liabilities and shareholders’ equity	$42,911,747	$159,736

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9).

See Accompanying Notes to the Condensed Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended November 30, 2012	For the Nine Months Ended November 30, 2012	For the period September 21, 2011 (inception) to November 30, 2011	For the period September 21, 2011 (inception) to November 30, 2012
Operating and formation costs:
General and administrative expenses	$95,034	$319,865	$4,331	$337,192
Loss from operations	(95,034)	(319,865)	(4,331)	(337,192)

Interest income	9,570	22,027	-	22,027
Net loss	$(85,465)	$(297,839)	$(4,331)	$(315,166)
Weighted average shares outstanding, basic and diluted(1)(2)	1,575,001	1,534,183	1,050,000
Basic and diluted net loss per share	$(0.05)	$(0.19)	$(0.00)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9).

See Accompanying Notes to the Condensed Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Statement of Changes in Shareholders’ Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares (1) (2)		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 21, 2011 at approximately $0.02 per share for cash	1	$-	$-	$-	$-
Ordinary shares issued October 25, 2011 at approximately $0.02 per share for cash	1,049,999	105	24,895	-	25,000
Net Loss	-	-	-	(17,327)	(17,327)
Balance at February 29, 2012	1,050,000	$105	$24,895	$(17,327)	$7,673
Sale of 4,000,000 Units on March 22, 2012, net of underwriter’s discount and offering expenses (includes 3,499,999 shares subject to possible conversion)	4,000,000	400	38,322,573	-	38,322,973
Proceeds from issuance of Underwriters’ Options	-	-	500,100	-	500,100
Proceeds from issuance of Insider Warrants	-	-	2,400,000	-	2,400,000
Sale of 200,000 Units on March 30, 2012, net of underwriter’s discount (includes 175,000 shares subject to possible conversion)	200,000	20	1,939,980	-	1,940,000
Net proceeds subject to possible conversion (3,674,999)	(3,674,999)	(367)	(37,397,123)	-	(37,397,490)

Net Loss				(297,839)	(297,839)
Balance at November 30, 2012	1,575,001	$158	$5,790,425	$(315,166)	$5,475,417

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 9).
(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 9).

See Accompanying Notes to the Condensed Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Statement of Cash Flows

	For the nine months ended November 30, 2012	For the period September 21, 2011 (Inception) to November 30, 2011	For the period September 21, 2011 (Inception) to November 30, 2012
Cash Flow From Operating Activities
Net loss	$(297,839)	$(4,331)	$(315,166)
Changes in operating assets and liabilities:
Accrued interest	(22,027)	-	(22,027)
Accounts payable	(13,223)	4,242	38,840
Net cash used in operating activities	(333,089)	(89)	(298,353)

Cash Flow from Investing Activities
Investment in cash and cash equivalents held in trust	(42,740,000)	-	(42,740,000)
Net cash used in investing activities	(42,740,000)	-	(42,740,000)
Cash Flow From Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	25,000	25,000
Proceeds from Public Offering, net of offering costs of $1,449,055 and $1,557,777, respectively	38,550,945	- -	38,442,223
Payment of offering costs	-	(64,849)	-
Proceeds from Warrant Offering	2,400,000	-	2,400,000
Proceeds from Underwriters Options	500,100	-	500,100
Proceeds from Over Allotment, net of offering costs of $60,000	1,940,000	-	1,940,000
Proceeds from note payable to shareholder	-	52,000	52,000
Repayment of advances from shareholder	(71,250)	-	(71,250)
Repayment of note payable to shareholder	(100,000)	-	(100,000)
Net cash provided (used) by financing activities	43,219,795	12,151	43,188,073
Net increase in cash and cash equivalents	146,706	12,062	149,720
Cash and cash equivalents, beginning of period	3,014	-	-
Cash and cash equivalents, ending of period	$149,720	$12,062	$149,720
Non cash financing activity

Payment of offering costs by shareholder	$71,250	$48,000	$119,250

See Accompanying Notes to the Condensed Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Notes to Financial Statements

Note 1 – Organization, Plan of Business Operations and Going Concern

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

At November 30, 2012, the Company had not yet commenced any operations. All activity through November 30, 2012 relates to the Company’s formation, the Public Offering described below and indentifying and investigating potential target businesses with which to consummate a business combination. On March 19, 2012, acting by written consent, the Company’s Board of Directors changed the Company’s fiscal year end from June 30 to February 28 (February 29 for leap years).

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s public offering which is discussed in Note 3 (“Public Offering”) was declared effective on March 16, 2012. The Company consummated the Public Offering on March 22, 2012, and received proceeds, net of transaction costs, of $38,322,973, $2,400,000 from the private placement of warrants to certain of the Company’s shareholders prior to the Public Offering and the Company’s U.S. counsel (collectively “Insider Warrants”) which is described in Note 4, and $500,000 from the Additional Purchase Option discussed in Note 3. On March 30, 2012, the underwriters exercised a portion of their over-allotment option and the Company received an additional $1,940,000 net of transaction costs discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, Insider Warrants and the Additional Purchase Option, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. However, there is no assurance that the Company will be able to effect a Business Combination successfully. An amount of $42,740,000 (including the $2,900,000 of proceeds from the sale of Insider Warrants and Additional Purchase Option) is being held in a trust account (“Trust Account”) and invested in U.S. treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company.

 Andina Acquisition Corporation

(A Company in the Development Stage)

 Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization, Plan of Business Operations and Going Concern- (continued)

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

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the trust account balance. In order to consummate such a business combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. There are no limitations on the Company’s ability to incur debt or issue securities in order to consummate a business combination. Since the Company has no specific business combination under consideration, the Company has not entered into any such arrangement to issue debt or equity securities and has no current intention of doing so. If the net proceeds of this offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting shareholders, the Company will be required to seek additional financing in order to complete its initial business combination. In addition, if the Company consummates a business combination, it may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of the Company’s officers, directors or shareholders is required to provide any financing to the Company in connection with or after a business combination.

 Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization, Plan of Business Operations and Going Concern- (continued)

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

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization, Plan of Business Operations and Going Concern- (continued)

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

The Company incurred a net loss of $(315,166) for the period from September 21, 2011 (inception) to November 30, 2012.  At November 30, 2012, the Company had $149,720 of cash and working capital of approximately $110,000. The Company’s accumulated deficit aggregated $315,166 at  November 30, 2012.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a public offering (see Note 3). The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account.  The Company may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from its initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us.  Accordingly, significant uncertainties include the inability to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013 or any other period. The balance sheet data at February 29, 2012, was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on June 14, 2012.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months and nine months ended November 30, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies- (continued)

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share.” Net loss per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares included in units subject to possible redemption at November 30, 2012 of 3,674,999 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. Iincome (loss) per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company has not considered the effect of warrants to purchase 9,000,000 ordinary shares and the effect of Unit Purchase Options to purchase 900,000 units in the calculation of diluted income (loss) per share, since the exercise of the Unit Purchase Options and warrants are contingent upon the occurrence of future events. During the three and six months ended November 30,2012, there were no outstanding dilutive options, warrants, or other potential ordinary shares which would affect the fully diluted income (loss) per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At November 30, 2012, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At November 30, 2012, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

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

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies- (continued)

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	November 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account and accrued interest	$42,762,027	$42,762,027	-	-

Common stock subject to possible conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and is measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at November 30, 2012, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

As of November 30, 2012, investment securities in the Company’s Trust Account consisted of $42,740,000 (including accrued interest) in United States Treasury Bills and $22,027 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 9 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of November 30, 2012, there are no preferred shares issued or outstanding.

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

We incurred a net loss of $85,465 for the quarter ended November 30, 2012. This net loss was a result of operating and formation expenses largely composed of approximately $43,000 of insurance fees, $31,000 of travel expenses, $8,000 of accounting and legal fees, and $4,000 of office expense, offset by interest income of approximately $10,000. During the nine month period ended November 30, 2012 we incurred a net loss of $297,839 was largely composed of printing, insurance, professional fees and travel expenses. During the period from September 21, 2011 (inception) to November 30, 2011 we incurred a net loss of $4,331 largely composed of travel expenses. During the period from September 21, 2011 (inception) to November 30, 2012 we incurred a net loss of $315,166, which was largely composed of professional fees, travel expenses and business startup costs.

Liquidity and Capital Resources

As of November 30, 2012, we had $149,720 in our operating bank account. We had $42,762,027 in restricted cash and equivalents held in trust to be used for a business combination.   We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of November 30, 2012, U.S Treasury Bills with one month and three month maturities were yielding approximately .11% and .08%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account.  We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us.  Accordingly, we may not be able to obtain additional financing.  If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses.  We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No. Description

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

ANDINA ACQUISITION CORPORATION

By: /s/ Eduardo Robayo
Eduardo Robayo
Chief Executive Officer
(Principal executive officer and Principal financial and accounting officer)

Date: January 14, 2013

