Form 10-K
period 2013-02-28
Andina Acquisition Corp
filed 2013-06-13
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-35436

ANDINA ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

Carrera 10 No. 28-49, Torre A. Oficina 20-
05, Bogota, Colombia
(Address of Principal Executive Offices)	(Zip Code)

57-1-281-1811

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC

Warrants, each to purchase one Ordinary Share	The NASDAQ Stock Market LLC

Units, each to purchase one Ordinary Share and One Warrant	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                    Yes ☒ No ☐

As of August 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $40,396,800 based on its last reported sales price of $9.60 on Nasdaq Capital Market.

As of June 10, 2013, there were 5,250,000 ordinary shares, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

ANDINA ACQUISITION CORPORATION

FORM 10-K

PART I

Item 1.	Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Andina” or the “Company” and to “we,” “us” and “our” refer to Andina Acquisition Corporation.

Introduction

We are a Cayman Islands exempted company incorporated on September 21, 2011 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Company History

In connection with our formation, we issued 1,437,500 ordinary shares, par value $0.0001 per share (“Ordinary Shares”), for an aggregate purchase price of $25,000. In March 2012, the holders of these Ordinary Shares, sometimes referred to as our initial shareholders, returned 287,500 Ordinary Shares to us at no cost for cancellation, so that immediately preceding our initial public offering described below, our initial shareholders held 1,150,000 Ordinary Shares, or “initial shares.”

On March 22, 2012, we consummated our initial public offering (“IPO”) of 4,000,000 units (“Units”). Each Unit consists of one Ordinary Share, and one warrant (“Warrant”) to purchase one Ordinary Share at an exercise price of $8.00 per share. On March 30, 2012, we consummated the closing of the sale of 200,000 Units which were sold subject to the underwriters’ over-allotment option. The 4,200,000 Units sold in the IPO, including the 200,000 Units sold subject to the over-allotment option, were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $42,000,000.

On May 1, 2012, our initial shareholders forfeited 100,000 Ordinary Shares since the underwriters had not exercised their over-allotment option in full, resulting in our initial shareholders holding 1,050,000 initial shares. As part of the underwriters’ compensation for our IPO, we sold to the underwriters for a price of $100 an option to purchase up to 400,000 Units (“First Purchase Option”).

Simultaneously with the consummation of the IPO, we consummated a private placement (“Private Placement”) of 4,800,000 warrants (“Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant and an option to purchase 500,000 Units (“Second Purchase Option”, together with the First Purchase Option, the “Purchase Options”) at a price of $500,000, generating total proceeds of $2,900,000.

Of the gross proceeds of the IPO and Private Placement, $42,740,000 (or approximately $10.18 per share) was placed in a trust account at UBS Financial Services Inc., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except as described in this Form 10-K, these funds will not be released to us until the earlier of the completion of a business combination and our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until December 22, 2013).

Business Strategy

Our efforts to identify a prospective target business have not been limited to a particular industry or geographic location although we have focused our search for target businesses in the Andean region of South America and in Central America, with a particular emphasis on Colombia. The Andean region is comprised of Colombia, Chile, Peru, Ecuador and Venezuela. We intend to capitalize on opportunities presented by rapid and sustainable growth patterns in the region, as well as in neighboring Panama and other countries in Central America.

Local capital markets have been maturing in tandem with the stabilization of domestic economic conditions, but still lack the depth and liquidity seen in developed markets. While Andean regional capital markets have begun to mature in recent years, regulatory hurdles and the still-limited size of the local stock exchanges limit the ability of local companies to gain access to the public equity capital markets. We believe this creates opportunities for us to connect attractive and growing companies in the Andean region seeking capital from the U.S. capital markets.

We believe Colombia in particular is a country where there are a large number of attractive potential business combination targets due to the size and growth of the economy as well as favorable regulatory and government environment. Growth is underpinned by healthy expansion in domestic consumption and investment. The mining, services, and financial services sectors have led growth in recent quarters.

According to the International Monetary Fund, over the last decade, the Colombian government has adhered to a macroeconomic policy framework that has yielded stable and strong economic growth while reducing vulnerabilities. The main pillars of this framework have been:

•	an inflation-limiting regime;
•	responsible fiscal management;
•	reduction of external debt as a percentage of GDP; and
•	a managed floating exchange rate.

This successful set of policies has, in turn, boosted consumer confidence and the purchasing power of consumers in the domestic market. We believe this is reflected in the positive performance of the services and consumer product industries.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO and the Private Placement, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO and the Private Placement will be applied generally toward effecting a business combination as described in our IPO prospectus and this Form 10-K, the proceeds have not been otherwise designated for any more specific purposes. Accordingly, our investors do not have the opportunity to evaluate the specific merits or risks of any one or more business combinations prior to making an investment in us. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, advertisements or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our management has experience in evaluating transactions, but will retain advisors as they deem necessary to assist them in their due diligence efforts. In no event, however, will any of our officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. As of the date of this Form 10-K, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of its products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection for its products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses. We will generally use these criteria and guidelines in evaluating acquisition opportunities although this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to the Nasdaq Capital Markets listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business. If we acquire less than 100% of the equity interests or assets of the target business, we will not enter into a business combination unless either we or our public shareholders acquire at least a controlling interest in the target business (meaning not less than 50.1% of the voting equity interests in the target or all or substantially all of the assets of such target). If we acquire less than 100% of the equity interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the trust account balance. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Shareholders May Not Have the Ability to Approve Business Combination

In connection with any proposed business combination, we will either (i) seek shareholder approval of an initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, or (ii) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer to be commenced prior to, and consummated simultaneously with, the consummation of such proposed business combination (and thereby avoid the need for a shareholder vote), in each case subject to the limitations described herein. If we seek shareholder approval of an initial business combination, any public shareholder voting against such proposed business combination will be entitled to demand that his shares be converted for approximately $10.18 per share. In addition, any public shareholder will have the right to vote for the proposed business combination and demand that his shares be converted for a full pro rata portion of the amount then in the trust account (approximately $10.18 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes). If we decide to engage in a tender offer, each public shareholder will be entitled to receive a full pro rata portion of the amount then in the trust account ($10.18 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes). All conversions or sales of shares by shareholders in connection with any business combination will be effected as repurchases under Cayman Islands law.

Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business transactions and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, the rules of the Nasdaq Capital Markets currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. We will consummate our initial business combination only if holders of less than 87.5% of our public shares elect to convert (in the case of a shareholder meeting) or sell their shares to us (in the case of a tender offer) and, solely if we seek shareholder approval, a majority of the outstanding Ordinary Shares voted are voted in favor of the business combination.

We chose our conversion threshold to ensure that we have at least $5,000,000 of net tangible assets upon consummation of this offering in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate a business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such business combination, our conversion threshold may limit our ability to consummate such a business combination (as we may be required to have a lesser number of shares seek to convert or sell their shares to us in a tender offer) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until December 22, 2013 (that is, 21 months after the consummation of our IPO) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders have agreed (i) to vote their shares in favor of any proposed business combination, (ii) not to convert any shares in connection with a shareholder vote to approve a proposed initial business combination and (iii) not to sell their shares to us pursuant to any tender offer described above.

Shareholder Approval Procedures if Meeting Held

If we hold a vote to approve a proposed business combination, such business combination must be approved by a majority (or such greater percentage as may be required by Cayman Islands law) of the Ordinary Shares voted at a meeting at which a quorum is present. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote their initial shares as well as any Ordinary Shares acquired by them in or after our IPO in favor of such proposed business combination. None of our officers, directors, initial shareholders or their affiliates purchased units in our IPO or any units or ordinary shares in the open market or in private transactions following our IPO. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote.

If holders of shares sold in this offering indicate an intention to vote against a proposed business combination and/or seek conversion of their shares into cash, our initial shareholders or their affiliates may negotiate arrangements to provide for the purchase of such shares. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our Ordinary Shares outstanding vote in favor of a proposed business combination and that holders of fewer than 87.5% of the shares sold in this offering demand conversion of their shares into cash where it appears that such requirements would otherwise not be met. All shares purchased by our initial shareholders or their affiliates pursuant to such arrangements would be voted in favor of the proposed business combination. No such arrangements currently exist.

Conversion and Tender Rights

If we seek shareholder approval of an initial business combination at a meeting called for such purpose, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination. All conversions would be effectuated as repurchases under Cayman Islands law. If we seek shareholder approval of an initial business combination, any public shareholder voting against such proposed business combination will be entitled to demand that his shares be converted for approximately $10.18 per share. In addition, any public shareholder will have the right to vote for the proposed business combination and demand that his shares be converted for a full pro rata portion of the amount then in the trust account ($10.18 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes). Alternatively, we may provide our shareholders with the opportunity to sell their Ordinary Shares to us through a tender offer (and thereby avoid the need for a shareholder vote). If we decide to engage in a tender offer, each public shareholder will be entitled to receive a full pro rata portion of the amount then in the trust account ($10.18 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes).

Notwithstanding the foregoing, if we determine to hold a meeting to approve our initial business combination, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 12.5% or more of our Ordinary Shares. Accordingly, all shares in excess of 12.5% held by a shareholder will not be converted to cash. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to convert no more than 12.5% of our Ordinary Shares, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our initial shareholders will not have conversion or tender rights with respect to any Ordinary Shares owned by them, directly or indirectly.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders. Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by December 22, 2013, it will trigger our automatic dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up and dissolution.

The amount in the trust account (less $400 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Cayman Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure our shareholders that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the initial shares and to vote their initial shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be approximately $10.18.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we seek to have all vendors, including lenders for money borrowed, prospective target businesses and other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

A. Lorne Weil has personally agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account. We cannot assure our shareholders that Mr. Weil will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.18, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.18 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination or enter into a tender offer may delay the completion of a transaction;

•	our obligation to convert or repurchase Ordinary Shares held by our public shareholders may reduce the resources available to us for a business combination; and
•	our outstanding Warrants and Purchase Options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have one executive officer. This individual is not obligated to devote any specific number of hours to our matters and devotes only as much time as he deems necessary to our affairs. The amount of time he devotes in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, he will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than he would prior to locating a suitable target business. On average, our executive officer devotes an average of approximately 10 hours per week to our business. We do not have any full time employees as of the date of this Form 10-K and we do not plan to have any full time employees prior to the consummation of a business combination.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We maintain our principal executive offices at Carrera 10 No. 28-49, Torre A. Officina 20-05, Bogota, Colombia. Capital Advisory Partners L.A., an affiliate of Rudolf M. Hommes, a member of our board of directors, provides this space to us at no charge. We consider our current office space, combined with the other office space otherwise available to our executive officer, adequate for our current operations.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Warrants and Ordinary Shares are traded on the Nasdaq Capital Market under the symbols ANDAU, ANDAW and ANDA, respectively. The following table sets forth the high and low sales prices for our Units, Warrants and Ordinary Shares for the periods indicated since our Units commenced public trading on March 19, 2012, and since our Warrants and Ordinary Shares commenced separate trading on May 10, 2012.

	Ordinary Shares		Warrants		Units
Period	High	Low	High	Low	High	Low

Fiscal 2013:
First Quarter	$10.00	$9.90	$0.270	$0.1301	$10.36	$10.00

Fiscal 2012:
Fourth Quarter	$10.00	$9.80	$0.270	$0.130	$10.12	$10.00
Third Quarter	$12.66	$9.60	$0.250	$0.180	$10.12	$10.00
Second Quarter	$9.77	$9.50	$0.375	$0.210	$10.00	$9.90
First Quarter*	$10.00	$9.50	$0.395	$0.350	$10.04	$9.90

__________________________

* Period Commences March 19, 2012 for our units and May 10, 2012 for our warrants and Ordinary Shares.

Holders

As of May 31, 2013, there were 12 holders of record of our Ordinary Shares, 9 holders of record of our Warrants and 1 holder of record of our Units.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

On November 18, 2011, we filed a registration statement on Form S-1 (File No. 333- 178061) for our IPO, which was declared effective on March 16, 2012. On March 22, 2012, we closed our initial public offering of 4,000,000 Units at an offering price of $10.00 per Unit, generating total gross proceeds of $4,000,000. EarlyBirdCapital, Inc. acted as the representative of the underwriters for the initial public offering. As part of their compensation, we sold for a price of $100 the First Purchase Option to purchase up to 400,000 Units. Simultaneously with the offering, we consummated the private placement of Warrants to purchase 4,800,000 Ordinary Shares at a price of $0.50 per Private Placement Warrant and of the Second Purchase Option to purchase up to 500,000 Units at a price of $500,000, generating total proceeds from the Private Placement of $2,900,000. On March 30, 2012, we closed the exercise of the underwriters’ over-allotment option for an additional 200,000 Ordinary Shares, generating an additional $2,000,000.

We paid a total of $1,260,000 in underwriting discounts and $477,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $43,163,000 (which includes the $2,900,000 we received from the Private Placement), of which $42,740,000 was deposited into the trust account. The remaining proceeds of $423,000 became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

We have agreed to pay $1,610,000 to EarlyBirdCapital upon consummation of the business combination for acting as our investment banker on a non-exclusive basis to assist us in structuring and negotiating a business combination (exclusive of any applicable finders’ fees which might become payable) and $500,000 (or, upon certain circumstances, $1,000,000) to Morgan Joseph TriArtisan LLC for rendering merger and acquisition advisory services to us relative to prospective acquisitions.

Generally, the proceeds held in the trust account will not be released to us until the earlier of the completion of an initial business combination and our liquidation upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (i) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (ii) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

Through May 31, 2013, we have withdrawn no monies from the interest income earned on the trust account.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended February 28, 2013.

Item 6. Selected Financial Data.

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

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

We incurred a net loss of $11,379,280 for the year ended February 28, 2013. This net loss was a result of operating and formation expenses largely composed of approximately $11,000,000 warrant expense, $153,000 of professional fees, $32,000 of NASDAQ expenses, insurance of $100,000, $54,000 of printing and travel of $75,000 offset by interest income of approximately $28,000. During the period from September 21, 2011 (inception) to February 28, 2013 we incurred a net loss of $11,396,607. This net loss was a result of operating and formation expenses largely composed of approximately $11,000,000 warrant expense, $153,000 of professional fees, $32,000 of NASDAQ expenses, insurance of $100,000, $54,000 of printing and travel of $92,000 offset by interest income of approximately $28,000. During the period from September 21, 2011 (inception) to February 29, 2012 we incurred a net loss of $17,327, which was largely composed of professional fees, travel expenses and business startup costs.

Liquidity and Capital Resources

As of February 28, 2013, we had $48,959 in our operating bank account. We had $42,767,991 in restricted cash and equivalents held in trust to be used for a business combination.   We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of February 28, 2013, U.S Treasury Bills with one month and three month maturities were yielding approximately .07% and .11%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account.  We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties.  To this end, in May 2013, an affiliate of Lorne Weil, our Chairman of the Board, loaned us $100,000. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us.  Accordingly, we may not be able to obtain additional financing.  If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses.  We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

After the underwriters exercised a portion of their over-allotment option, the net proceeds from our initial public offering, after deducting offering expenses of approximately $477,000 and underwriting discounts of $1,260,000, were approximately $43,163,000. Of this amount, $2,400,000 and the $500,100 we received from the sale of the Insider Warrants and Underwriter’s Option, respectively were placed in the trust account. The remaining net proceeds not in trust are being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our initial public offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $1,610,000 payable to EBC upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2013.

Critical Acounting Policies

Refer to Note 3 in the accompanying financial statements for our most critical accounting policies including the classification and valuation of warrants.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of our initial public offering, including amounts in the Trust Account, have been held as cash and/or invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of February 28, 2013. Based on this evaluation, our principal executive and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the period covered by this report because the Company did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with generally accepted accounting principles including all applicable Securities and Exchange Commission pronouncements which resulted in an error related to the accounting for our outstanding warrants.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was not effective as of February 28, 2013.

This Form 10-K does not include an attestation report of our independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered certified public accounting firm pursuant to the Sarbanes-Oxley Act of 2002, as amended, and the rules of the SEC promulgated thereunder, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

For the fiscal year ended February 28, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
B. Luke Weil	33	Chief Executive Officer

A. Lorne Weil	63	Director (Non-Executive Chairman)

Julio A. Torres	46	Director

Luis Eduardo Robayo Salom	59	Director

Rudolf M. Hommes	65	Director

Martha (Stormy) L. Byorum	59	Director

B. Luke Weil has served as our Chief Executive Officer since January 30, 2013. Mr. Weil previously served as a member of the Company’s board of directors from September 2011 until March 2012. Since 2008, Mr. Weil has been Vice President, International Business Development - Latin America for Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From 2006 to 2008, Mr. Weil attended Columbia Business School. From January 2004 to January 2006, Mr. Weil served as an associate of Business Strategies & Insight, a public affairs and business consulting firm. In January 2007, Mr. Weil pleaded guilty to two counts of misdemeanor assault in connection with physical altercations that took place in 2004 and 2006. From June 2002 to December 2004, Mr. Weil served as an analyst at Bear Stearns. From September 1998 to May 2002, Mr. Weil attended Brown University. Mr. Weil received an B.A. from Brown University and an M.B.A. from Columbia Business School. Mr. Weil is the son of A. Lorne Weil, the Company’s Non-Executive Chairman of the Board.

A. Lorne Weil has served as a member of our board of directors and non-executive chairman of the board since our inception. Since October 1991, Mr. Weil has served as chairman of the board of Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide, and has served as its chief executive officer since April 1992. Mr. Weil also served as president of Scientific Games from August 1997 to June 2005. From 1979 to November 1992, Mr. Weil was president of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries. Previously, Mr. Weil was vice president of corporate development at General Instrument Corporation, working with wagering and cable systems. Mr. Weil received a Bachelor of Commerce from the University of Toronto, a M.S. from the London School of Economics and an M.B.A. from Columbia University. We believe Mr. Weil is well-qualified to serve as a member of our board of directors due to his extensive business experience in strategic planning and corporate development and his contacts he has fostered while working at Scientific Games Corporation as well as his operational experience. Mr. Weil is the father of B. Luke Weil, the Company’s current Chief Executive Officer.

Julio A. Torres has served on our board of directors since October 2011. He previously served as our co-chief executive officer from October 2011 through January 2013. Since March 2008, Mr. Torres has served as managing director of Nexus Capital Partners, a private equity firm. From April 2006 to February 2008, Mr. Torres served with the Colombian Ministry of Finance acting as director general of public credit and the treasury. From June 2002 to April 2006, Mr. Torres served as managing director of Diligo Advisory Group, an investment banking firm. From September 1994 to June 2002, Mr. Torres served as vice president with JPMorgan Chase Bank. Mr. Torres received a degree in systems and computer engineering from Los Andes University, a M.B.A. from Northwestern University and a M.P.A. from Harvard University. We believe Mr. Torres is well-qualified to serve as a member of our board of directors due to his operational experience with Nexus Capital Partners, his work with the Colombian government and his extensive contacts he has fostered while working at Nexus Capital Partners, JPMorgan Chase Bank and in the Colombian government.

Luis Eduardo Robayo Salom has served on our board of directors since our inception. He previously served as our co-chief executive officer from October 2011 through January 2013. Since January 1992, Mr. Robayo has served as the general manager of ERS & Associates Ltd., a private consulting firm specializing in the management of projects and consulting in privatization, acquisition and financial restructuring for Colombian companies. Previously, Mr. Robayo served as chief executive officer of Banco Popular and Instituto de Fomento Industrial IFI. Mr. Robayo received a mechanical engineering degree and masters in management at Los Andes University and a M.P.A. from Harvard University. Mr. Robayo is a director of Banco Santander Colombia, SA. We believe Mr. Robayo is well-qualified to serve as a member of our board of directors due to his operational experience with ERS & Associates Ltd. and his extensive contacts he has fostered while working at ERS & Associates Ltd.

Rudolf M. Hommes has served as a member of our board of directors since our inception. Since November 2003, Dr. Hommes has served as partner and management director of Capital Advisory Partners L.A., a financial advisory firm specializing in mergers and acquisitions and providing strategic advisory services to a select group of Latin American and U.S. companies and family groups. From 1997 to November 2003, Dr. Hommes served as partner and managing director of Violy, Byorum & Partners (“VB&P”), the leading independent strategic advisory and investment banking firm specializing in Latin America. From 1995 to 1997, Dr. Hommes served as president of Los Andes University in Colombia. From 1994 to 2000, Dr. Hommes was a member of the board of advisors for the Vice President for Latin America of the World Bank. From 1990 to 1994, Dr. Hommes served with the Colombian government as Minister of Finance. Dr. Hommes is president of the Board of Aerorepublica, a subsidiary of Copa Airlines, and an independent member of the board of directors of Bavaria S.A., a SAB-Miller company. Dr. Hommes received a B.Sc. from California State University and a Ph.D. from University of Massachusetts at Amherst. We believe that Dr. Hommes is well-qualified to serve as a member of our board of directors due to his experience in mergers and acquisitions with Capital Advisory Partners, his work with the Colombian government as well as his extensive contacts he has fostered while working at Capital Advisory Partners L.A. and in the Colombian government.

Martha (Stormy) L. Byorum has served as a member of our board of directors since November 2011. Since January 2005, Ms. Byorum has served as Senior Managing Director of Stephens Cori Capital Advisors, a division of Stephens, Inc., a private investment banking firm founded in 1933. From March 2003 to December 2004, Ms. Byorum served as chief executive officer of Cori Investment Advisors, LLC, which was spun off from VB&P in 2003. Ms. Byorum co-founded VB&P in 1996 and served as a Partner until February 2003. Prior to co-founding VB&P in 1996, Ms. Byorum had a 24-year career at Citibank, where, among other things, she served as chief of staff and chief financial officer for Citibank’s Latin American Banking Group from 1986 to 1990, overseeing $15 billion of loans and coordinating activities in 22 countries. She later was appointed the head of Citibank’s U.S. Corporate Banking Business and a member of the bank’s Operating Committee and Customer Group with global responsibilities. Ms. Byorum is a Life Trustee of Amherst College and a member of the board of directors of two NYSE-listed companies: M&F Worldwide Corp., the public holding company of Harland Clarke Holdings Corp. and Mafco Worldwide Corporation; and Northwest Natural Gas, a supplier of gas services in the Pacific Northwest. Ms. Byorum received a B.B.A. from Southern Methodist University and a M.B.A. from the Wharton School at the University of Pennsylvania. We believe Ms. Byorum is well-qualified to serve as a member of our board of directors due to her operational experience with Stephens Cori Capital Advisors and Citibank and her financial background as well as her extensive contacts she has fostered while working at Stephens Cori Capital Advisors and VB&P.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Rudolf H. Hommes and Julio Torres, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Eduardo Robayo and Martha Byorum, will expire at the second annual meeting. The term of the third class of directors, consisting of A. Lorne Weil, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended February 28, 2013, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In March 2013, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Andina Acquisition Corporation, Carrera 10 No. 28-49, Torre A. Oficina 20-05, Bogota, Colombia.

Corporate Governance

Audit Committee

Our audit committee consists of Julio Torres, Dr. Rudolf M. Hommes and Martha L. Byorum, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ Stock Market listing standards. The NASDAQ Stock Market listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Stock Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ms. Byorum qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee consists of Julio Torres, Dr. Rudolf M. Hommes and Martha L. Byorum, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.	Executive Compensation.

To date, no executive officer or director has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our initial shareholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of May 31, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Private Placement Warrants, any warrants underlying our units, any ordinary shares and warrants underlying the units underlying the Purchase Options or any warrants issuable upon conversion of a $100,000 promissory note issued to an affiliate of A. Lorne Weil as these warrants and Purchase Options are not exercisable within 60 days of the date of this Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Ordinary Shares
B. Luke Weil	336,000	(2)	6.4%
A. Lorne Weil	40,000	(3)	*
Julio A. Torres	40,000	(4)	*
Martha L. Byorum	40,000	(4)	*
Rudolf M. Hommes	40,000	(5)	*
Eduardo R. Salom	40,000	(4)	*
All directors and executive officers as a group (six individuals)	536,000		10.2%
Phillip Goldstein and Andrew Dakos Park 80 West 250 Pehle Ave. Suite 708 Saddle Brook, NJ 07663	410,000	(6)	7.8%
Barry Rubenstein 68 Wheatley Road Brookville, New York 11545	330,000	(7)	6.3%
Polar Securities, Inc. 401 Bay Street, Suite 1900 PO Box 19 Toronto, OntarioM5H 2Y4 Canada	515,000	(8)	9.8%
John C. Novogrod and Richard Weil	506,000	(9)	9.6%
AQR Capital Management, LLC Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	495,000	(10)	9.4%

(1)	Unless otherwise indicated, the business address of each of the individuals is Carrera 10 No. 28-49, Torre A. Oficina 20-05, Bogota, Colombia.

(2)	Includes 168,000 ordinary shares held by Child’s Trust f/b/o Benjamin Luke Weil u/a dated March 4, 2010.

(3)	Represents 40,000 shares held by LWEH LLC, of which Mr. Weil is the operating manager. Does not include 287,000 shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 287,000 shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children.

(4)	Does not include shares held by LWEH LLC, of which the individual is a member.

(5)	Represents shares held by Capital Advisory Partners L.A., of which Dr. Hommes is partner and management director. Does not include shares held by LWEH LLC of which Dr. Hommes is a member.

(6)	Includes shares held by Bulldog Investors and Brooklyn Capital Management. Messrs. Goldstein and Dakos are principals of Bulldog Investors. Information respecting the beneficial ownership of our securities by Messrs. Goldstein and Dakos is derived from a Schedule 13G filed on March 20, 2012.

(7)	Includes (i) 145,000 shares held directly by Woodland Partners, (ii) 50,000 shares held by the Barry Rubenstein Rollover IRA account and (iii) 135,000 shares held jointly with Mr. Rubenstein’s wife. Mr. and Mrs. Rubenstein are a general partners of Woodland Partners. Information respecting the beneficial ownership of Mr. Rubenstein is derived from a Schedule 13G filed on March 29, 2012.

(8)	Represents shares held by North Pole Capital Master Fund, for which Polar Securities is the investment advisor with respect to the shares. Information respecting the beneficial ownership of Polar Securities Inc. is derived from a Schedule 13G/A filed on February 14, 2013.

(9)	Includes 253,000 shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010. Messrs. Novogrod and Weil are the trustees for each trust and share voting and dispositive power with respect to the shares held by such trusts. The business address of Mr. Novogrod is 1177 Avenue of the Americas, New York, New York 10036. The business address of Mr. Weil is 750 Lexington Avenue, New York, NY 10022.

(10)	Information derived from a Schedule 13G filed on February 14, 2013. Such Schedule 13G reported ownership of 990,000 shares (17.2%), which we believe includes shares underlying warrants held by AQR Capital Management, LLC.

Our initial shareholders beneficially own 20% of our issued and outstanding ordinary shares. Because of the ownership block held by our initial shareholders, such individuals may be able to effectively exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the initial shares outstanding prior to the date of our IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, to be held until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

During the escrow period, the holders of the initial shares are not able to sell or transfer their securities except (i) for transfers to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities or (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their initial shares.

Certain of the initial shareholders (or their affiliates) and Graubard Miller, our counsel, purchased an aggregate of 4,800,000 Private Placement Warrants for an aggregate purchase price of $2,400,000. The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their affiliates. The purchases agreed not to not sell or transfer the Private Placement Warrants (except to certain permitted transferees) until after we have completed a business combination.

In addition, as part of the underwriters’ compensation for our IPO, we sold to the EarlyBirdCapital and its designees for a price of $100 the First Purchase Option to purchase up to 400,000 Units. Simultaneously with our IPO, we also sold to EarlyBirdCapital and its designees for $500,000 the Second Purchase Option to purchase up to 500,000 Units. The Units underlying the Purchase Options are identical to the Units sold in our IPO, except that the Warrants included in the Units underlying the Second Purchase Option are not redeemable so long as they are held by EarlyBirdCapital and/or its designees and their respective affiliates. Each of the Purchase Options is exercisable upon a business combination and expires March 16, 2017.

If necessary to meet our working capital needs, our officers, directors, initial shareholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into Warrants at a price of $0.50 per Warrant. The Warrants would be identical to the Private Placement Warrants. If we do not complete a business combination, the loans will be forgiven.

Equity Compensation Plans

As of February 28, 2013, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

In September 2011, we issued one ordinary share to A. Lorne Weil in connection with our formation and then issued an aggregate of 1,437,499 ordinary shares to the individuals set forth below in October 2011. The foregoing shares were issued for an aggregate of $25,000 in cash, at a purchase price of approximately $0.02 per share.

Name	Number of Shares	Relationship to Us
A. Lorne Weil	717,499	Director

Julio A. Torres	50,000	Director and Former Co-Chief Executive Officer

Martha L. Byorum	50,000	Director

Capital Advisory Partners L.A.	50,000	Affiliate of Dr. Rudolf M. Hommes, a Director

Eduardo R. Salom	50,000	Director and Former Co-Chief Executive Officer

B. Luke Weil	460,000	Chief Executive Officer

Eric Carrera	2,500	Shareholder

Robert Stevens	7,500	Shareholder

LWEH LLC	50,000	Shareholder

In November 2011, A. Lorne Weil transferred his shares to trusts for the benefit of his children and B. Luke Weil transferred 230,000 shares to a trust for his benefit.

In March 2012, our initial shareholders contributed an aggregate of 287,500 Ordinary Shares to us at no cost for cancellation.

In May 2012, our initial shareholders cancelled an aggregate of 100,000 shares since the underwriters did not exercise their over-allotment option in full. We recorded the aggregate fair value of the shares forfeited to treasury shares and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the ordinary shares forfeited and the price paid for such repurchased shares. The repurchased shares were immediately cancelled, resulting in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

Certain of the initial shareholders and Graubard Miller, our counsel, purchased Private Placement Warrants from us on a private placement basis simultaneously with the consummation of our IPO, for an aggregate purchase price of $2,400,000. The funds from such purchase were deposited into the trust account simultaneously with the consummation of our IPO. The Private Placement Warrants are identical to Public Warrants except that the they are exercisable for cash or on a cashless basis, at the holder’s option, and will are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their permitted transferees. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them (except to certain permitted transferees) until after we have completed a business combination.

In addition, EarlyBirdCapital and its designees purchased the Purchase Options from us. The First Purchase Option entitles the holder to purchase up to 400,000 Units. EarlyBirdCapital paid us $100 for the First Purchase Option. TheUunits issuable upon exercise of the First Purchase Option are identical to those sold in our IPO. The First Purchase Option is exercisable for $11.00 per Unit, and may be exercised on a cashless basis. The First Purchase Option is exercisable commencing upon a business combination and expires March 16, 2017.

The Second Purchase Option entitle the holder to purchase up to 500,000 Units. EarlyBirdCapital will pay us $500,000 for the Second Purchase Option, or $1 per Unit underlying each option. The Units issuable upon exercise of the Second Purchase Option are identical to those sold in our IPO, except that the Warrants included in the units are not redeemable so long as they are held by the initial purchasers and their affiliates. The Second Purchase Option is exercisable for $10.00 per unit, and may be exercised on a cashless basis. The Second Purchase Option is exercisable commencing upon a business combination and expires March 16, 2017.

If necessary to meet our working capital needs, our officers, directors, initial shareholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into Warrants at a price of $0.50 per Warrant. The Warrants would be identical to the Private Placement Warrants. If we do not complete a business combination, the loans will be forgiven. On May 20, 2013, the A. Lorne Weil 2006 Irrevocable Trust—Family Investment Trust (the “Trust”), a trust of which A. Lorne Weil, his spouse and his descendants are among the beneficiaries, loaned us $100,000 on the terms described above. If we fail to consummate a business combination, the loan will become unsecured liabilities of the company; however, the lender has waived any claim against the trust account.

Our initial shareholders, as well as the holders of the Private Placement Warrants and any Warrants our officers, directors, initial shareholders or their affiliates may be issued upon conversion of promissory notes issued for working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement entered into in connection with our IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the initial shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Ordinary Shares are to be released from escrow. The holders of a majority of the Private Placement Warrants (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

The holders of the First Purchase Option are entitled to registration rights. The holders of a majority of the First Purchase Option and the securities underlying such option are entitled to make one demand that we register the options and/or the securities underlying the First Purchase Option. The demand for registration may be made at any time until March 16, 2017. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed prior to March 16, 2019. We will bear the expenses incurred in connection with the filing of any such registration statements, other than any underwriting commissions which will be paid by the holders themselves.

The holders of the Second Purchase Option will be entitled to registration rights. The holders of a majority of the Second Purchase Option and the securities underlying such option are entitled to make one demand that we register the options and/or the securities underlying the Second Purchase Option. The demand for registration may be made at any time until March 16, 2017. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed during the seven year period commencing on the effective date of the registration statement of which this prospectus forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements, other than any underwriting commissions which will be paid by the holders themselves.

Prior to our IPO, A. Lorne Weil advanced to us an aggregate of $100,000 to cover expenses related to the offering. The loan was payable without interest on the earlier of (i) November 8, 2012, (ii) the consummation of this offering or (iii) the date on which we determine not to proceed with our initial public offering. We repaid this loan using proceeds of our IPO not placed in trust.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

Other than the fees described above and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our existing shareholders, officers or directors who owned our ordinary shares prior to this offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

Related Party Policy

In March 2013, we adopted a Code of Ethics, which requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We will also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. We currently do not anticipate entering into a business combination with an entity affiliated with any of our initial shareholders. We do not intend to pursue a business combination with any company that is a portfolio company of, or otherwise affiliated with, or has received financial investment from, an entity with which our existing shareholders, executive officers or directors are affiliated. However, if circumstances change and we decide to acquire such an entity, we are required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Currently, Eduardo R. Salom, Julio A. Torres, Rudolf M. Hommes and Martha L. Byorum would each be considered an “independent director” under the Nasdaq Capital Markets listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.         Principal Accounting Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the year ended February 28, 2013 and the period from September 21, 2011 (inception) through February 29, 2012 for our independent registered public accounting firm were $48,000 and $25,000, respectively.

Audit-Related Fees

During the year ended February 28, 2013 and the period from September 21, 2011 (inception) through February 29, 2012, audit related fees from our independent registered public accounting firm were $0 and $20,000, respectively.

Audit Committee Approval

Since our audit committee was not formed until March 2012, the audit committee did not pre-approve any of the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified by our board of directors. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Registration Statement:

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Memorandum and Articles of Association.	By Reference	S-1/A	March 15, 2012
4.1	Specimen Unit Certificate.	By Reference	S-1/A	February 28, 2012
4.2	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.3	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	March 22, 2012
4.5	Form of First Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012
4.6	Form of Second Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 7, 2012
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Shareholders.	By Reference	S-1/A	March 2, 2012

Exhibit No.	Description	Included	Form	Filing Date
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	March 15, 2012
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.	By Reference	S-1/A	March 12, 2012
10.4	Promissory Note issued to A. Lorne Weil.	By Reference	S-1/A	November 18, 2011
10.5	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders.	By Reference	S-1/A	March 7, 2012
10.6	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Private Placement Warrants.	By Reference	S-1/A	March 7, 2012
10.7	Merger and Acquisition Agreement between the Company and EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012
10.8	Advisory Services Agreement between the Company and Morgan Joseph TriArtisan LLC	To be filed by amendment
10.9	Promissory Note issued to A. Lorne Weil 2006 Irrevocable Trust - Family Investment Trust.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1/A	January 23, 2012
99.2	Form of Nominating Committee Charter.	By Reference	S-1/A	January 23, 2012
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June, 2013.

ANDINA ACQUISITION CORPORATION

By:	/s/ B. Luke Weil
B. Luke Weil
Chief Executive Officer
(Principal executive officer and Principal financial and accounting officer)

POWER OF ATTORNEY

The undersigned directors and officers of Andina Acquisition Corporation hereby constitute and appoint B. Luke Weil with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ B. Luke Weil	Chief Executive Officer	June 13, 2013
B. Luke Weil

/s/ Julio A. Torres	Director	June 13, 2013
Julio A. Torres

/s/ Eduardo Robayo	Director	June 13, 2013
Eduardo Robayo

Director
Rudolf M. Hommes

/s/ Martha Byorum	Director	June 13, 2013
Martha Byorum

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	June 13, 2013
A. Lorne Weil

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Andina Acquisition Corporation

We have audited the accompanying balance sheets of Andina Acquisition Corporation (a company in the development stage) (the “Company”) as of February 28, 2013 and February 29, 2012 and the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended February 28, 2013, for the period from September 21, 2011 (inception) through February 29, 2012 and for the period from September 21, 2011 (inception) through February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andina Acquisition Corporation (a company in the development stage) as of February 28, 2013 and February 29, 2012 and the results of its operations and its cash flows for the year ended February 28, 2013, for the period from September 21, 2011 (inception) through February 29, 2012 and for the period from September 21, 2011 (inception) through February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, recurring losses and the Company’s cash and working capital as of February 28, 2013 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum llp

Marcum llp

New York, NY
June 13, 2013

ANDINA ACQUISITION CORPORATION

(a Corporation in the Development Stage)

Balance Sheets

	February 28, 2013	February 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$48,959	$3,014
Total current assets	48,959	3,014

Long term assets:
Cash and cash equivalents held in trust	42,740,000	-
Accrued interest on cash and cash equivalents held in trust	27,991	-
Deferred offering costs associated with Public Offering	-	156,722
Total long term assets	42,767,991	156,722
Total assets	$42,816,950	$159,736
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Note payable to shareholder	$-	$100,000
Accounts payable	56,484	52,063
Total current liabilities	56,484	152,063

Long term liabilities:
Warrant liability	10,969,000	-
Total liabilities	11,025,484	152,063

COMMITMENTS

Ordinary shares, subject to possible conversion, 3,674,999 shares at conversion value	37,397,490	-

Shareholders’ (deficit) equity
Preferred shares, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Ordinary shares, $0.0001 par value, 100,000,000 authorized shares; 1,575,001 and 1,050,001 issued and outstanding shares, respectively (which excludes 3,674,999 shares subject to possible conversion) (1)(2)	158	105
Additional paid-in capital	5,790,425	24,895
Deficit accumulated during the development stage	(11,396,607)	(17,327)
Total shareholders’ (deficit) equity	(5,606,024)	7,673
Total liabilities and shareholders’ (deficit) equity	$42,816,950	$159,736

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 10).

(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 10).

See Accompanying Notes to the Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Statements of Operations

	For the Year Ended February 28, 2013	For the period September 21, 2011 (inception) to February 29, 2012	For the period September 21, 2011 (inception) to February 28, 2013
Operating and formation costs:
General and administrative expenses	$438,271	$17,327	$455,598
Loss from operations	(438,271)	(17,327)	(455,598)

Other income (expense):
Change in fair value of warrants	(10,969,000)	-	(10,969,000)
Interest income	27,991	-	27,991

Net loss	$(11,379,280)	$(17,327)	$(11,396,607)
Weighted average shares outstanding, basic and diluted(1)(2)	1,540,028	1,050,000
Basic and diluted net loss per share	$7.39	$0.02

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 10).

(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 10)

See Accompanying Notes to the Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Statement of Changes in Shareholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares (1) (2)		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	(Deficit) Equity
Ordinary shares issued September 21, 2011 at approximately $0.02 per share for cash	1	$-	$-	$-	$-
Ordinary shares issued October 25, 2011 at approximately $0.02 per share for cash	1,049,999	105	24,895	-	25,000
Net Loss	-	-	-	(17,327)	(17,327)
Balance at February 29, 2012	1,050,000	$105	$24,895	$(17,327)	$7,673

Sale of 4,000,000 Units on March 22, 2012, net of underwriter’s discount and offering expenses (includes 3,499,999 shares subject to possible conversion)	4,000,000	400	38,322,573	-	38,322,973

Proceeds from issuance of Underwriters’ Options	-	-	500,100	-	500,100

Proceeds from issuance of Insider Warrants	-	-	2,400,000	-	2,400,000

Sale of 200,000 Units on March 30, 2012, net of underwriter’s discount (includes 175,000 shares subject to possible conversion)	200,000	20	1,939,980	-	1,940,000

Net proceeds subject to possible conversion (3,674,999)	(3,674,999)	(367)	(37,397,123)	-	(37,397,490)

Net Loss				(11,379,280)	(11,379,280)
Balance at February 28, 2013	1,575,001	$158	$5,790,425	$(11,396,607)	$(5,606,024)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 10).

(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 10)

See Accompanying Notes to the Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Statement of Cash Flows

	For the year ended February 28, 2013	For the period September 21, 2011 (Inception) to February 29, 2012	For the period September 21, 2011 (Inception) to February 29, 2013
Cash Flow From Operating Activities
Net loss	$(11,379,280)	$(17,327)	$(11,396,607)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	10,969,000	-	10,969,000
Accrued interest	(27,991)	-	(27,991)
Changes in operating assets and liabilities:
Accounts payable	4,421	17,063	21,484
Net cash used in operating activities	(433,850)	(264)	(434,114)

Cash Flow from Investing Activities
Investment in cash and cash equivalents held in trust	(42,740,000)	-	(42,740,000)
Net cash used in investing activities	(42,740,000)	-	(42,740,000)

Cash Flow From Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	25,000	25,000
Proceeds from Public Offering, net of offering costs of $1,449,055 and $1,557,777, respectively	38,550,945	-	38,550,945
Payment of offering costs	-	(73,722)	(73,722)
Proceeds from Warrant Offering	2,400,000	-	2,400,000
Proceeds from Underwriters Options	500,100	-	500,100
Proceeds from Over Allotment, net of offering costs of $60,000	1,940,000	-	1,940,000
Proceeds from note payable to shareholder	-	52,000	52,000
Repayment of advances from shareholder	(71,250)	-	(71,250)
Repayment of note payable to shareholder	(100,000)	-	(100,000)
Net cash provided by financing activities	43,219,795	3,278	43,223,073
Net increase in cash and cash equivalents	45,945	3,014	48,959
Cash and cash equivalents, beginning of period	3,014	-	-
Cash and cash equivalents, ending of period	$48,959	$3,014	$48,959

Non cash financing activity

Payment of offering costs by shareholder and included in note payable to shareholder	$-	$48,000	$48,000
Payments of offering costs advanced from shareholder	$71,250	$35,000	$106,250

See Accompanying Notes to the Financial Statements.

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

At February 28, 2013, the Company had not yet commenced any operations. All activity through February 28, 2013 relates to the Company’s formation, the Public Offering described below and indentifying and investigating potential target businesses with which to consummate a business combination. On March 19, 2012, acting by written consent, the Company’s Board of Directors changed the Company’s fiscal year end from June 30 to February 28 (February 29 for leap years).

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s public offering which is discussed in Note 4 (“Public Offering”) was declared effective on March 16, 2012. The Company consummated the Public Offering on March 22, 2012, and received proceeds, net of transaction costs, of $38,322,973from the sale of 4,000,000 units, $2,400,000 from the private placement of warrants to certain of the Company’s shareholders prior to the Public Offering and the Company’s U.S. counsel (collectively “Insider Warrants”) which is described in Note 5, and $500,000 from the Additional Purchase Option discussed in Note 4. On March 30, 2012, the underwriters exercised a portion of their over-allotment option and the Company received an additional $1,940,000 net of transaction costs discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, Insider Warrants and the Additional Purchase Option, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. However, there is no assurance that the Company will be able to affect a Business Combination successfully. An amount of $42,740,000 (including the $2,900,000 of proceeds from the sale of Insider Warrants and Additional Purchase Option) is being held in a trust account (“Trust Account”) and invested in U.S. treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company.

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

The Company incurred a net loss from operations of $455,598 for the period from September 21, 2011 (inception) to February 28, 2013.  At February 28, 2013, the Company had $48,959 of cash and negative working capital of approximately $7,525. The Company’s accumulated deficit aggregated $11,396,607 at February 28, 2013.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a public offering (see Note 4). The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account.  The Company may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from its initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us.  Accordingly, significant uncertainties include the inability to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Revised Prior Period Amounts

While preparing its financial statements for the year ended February 28, 2013, the Company identified and corrected an error related to the accounting for the Company’s outstanding warrants for the periods ending May 31, 2012, August 31, 2012 and November 30, 2012. The Company determined that its outstanding warrants should have been accounted for as a liability and recorded at fair value and that this warrant liability should be re-measured at each reporting period with changes in fair value being reflected in the statement of operations. The determination of this accounting methodology was made as a result of potential adjustments to the exercise price of the warrants in certain circumstances as described in the warrant agreement which do not meet the criteria for equity treatment described in ASC 815-45-7D. This accounting did not result in any change to the financial statements for the period ended February 29, 2012 and therefore no changes have been made to this period. The balance sheet and statement of operations for the periods ended May 31, 2012, August 31, 2012 and November 30, 2012 have been revised to reflect a warrant liability and corresponding change in fair value for the warrant mark-to-market expense.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 2 – Revised Prior Period Amounts - (continued)

 The adjustments to the periods ended May 31, 2012, August 31, 2012 and November 30, 2012 are as follows:

	Three Months Ended May 31, 2012		Three Months Ended August 31, 2012		Three Months Ended November 30, 2012
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Warrant Liability	$-	$12,110,000	$-	$11,776,000	$-	$10,738,000

Change in fair value of warrant liability	-	(12,110,000)	-	334,000	-	1,038,000
Net income (loss)	(53,387)	(12,163,387)	(158,987)	175,103	(85,465)	952,535
Net income (loss) per share	(0.04)	(3.68)	(0.10)	0.11	(0.05)	0.60

	Six Months Ended August 31, 2012		Nine Months Ended November 30, 2012
	As Reported	As Revised	As Reported	As Revised
Warrant Liability	$-	$11,776,000	$-	$10,738,000

Change in fair value of warrant liability	-	(11,776,000)	-	(10,738,000)
Net income (loss)	(212,374)	(11,988,374)	(297,839)	(11,035,839)
Net income (loss) per share	(0.14)	(7.61)	(0.19)	(7.01)

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors, based on an analysis of quantitative and qualitative factors, as to whether they were material to each of the prior reporting periods affected and if amendments of previously filed 10-Q reports with the SEC are required. The Company has determined that though quantitatively material to the previous quarters, qualitatively the Company believes the recording of the warrants as liability instruments would not have influenced an investor’s decision making process and has determined to record the liability in the quarter ended February 28, 2013, as opposed to a restatement and reissuance of the previous quarters. In accordance with SAB 108, the Company will include this revised financial information when it files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 3 - Significant Accounting Policies- (continued)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with major financial institutions.

Warrant liability

The Company accounts for the 4,200,000 warrants issued in connection with the Public Offering, and the 4,800,000 warrants issued in connection with the Private Placement in accordance with the guidance contained in ASC 815-40-15-7D whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had identified the Cayman Islands as its only ‘major’ tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. All periods since inception are subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended February 28, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 3 - Significant Accounting Policies- (continued)

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share.” Net loss per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares included in units subject to possible redemption at February 28, 2013 of 3,674,999 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. Income (loss) per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company has not considered the effect of warrants to purchase 9,000,000 ordinary shares and the effect of Unit Purchase Options to purchase 900,000 units in the calculation of diluted income (loss) per share, since the exercise of the Unit Purchase Options and warrants are contingent upon the occurrence of future events. During the three and twelve months ended February 28, 2013, there were no outstanding dilutive options, warrants, or other potential ordinary shares which would affect the fully diluted income (loss) per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At February 28, 2013, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At February 28, 2013, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

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

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 3 - Significant Accounting Policies- (continued)

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	February 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account and accrued interest	$42,767,991	$42,767,991	$-	$
Warrant Liability	$10,969,000	$-	$-	$10,969,000

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s principal executive, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using fair significant unobservable inputs (Level 3):

Balance – February 29, 2012	$-
Issuance of warrants as part of Units on March 22, 2012	-
Issuance of warrants as part of Units on March 30, 2012	-
Correction of an error	10,969,000
Balance – February 28, 2013	$10,969,000

Warrant liability

The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model.  This model is dependent upon several variables such as the instrument's expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term.  The expected term represents the period of time that the instruments granted are expected to be outstanding.  The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance.  Expected dividend yield is based on historical trends.  The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies along with the Company’s historical volatility.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 3 - Significant Accounting Policies- (continued)

The inputs to the model at were as follows:

	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
The Company’s stock price	$9.90	$9.61	$9.60	$9.61
Dividend yield (per share)	N/A	N/A	N/A	N/A
Risk-free interest rate	0.77%	0.61%	0.59%	0.67%
Expected term	3.84 years	4.08 years	4.33 years	4.58 years
Expected volatility rate	17.0%	21.0%	24.0%	24.0%

Common stock subject to possible conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and is measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at February 28, 2013, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of the warrant liability and value of the unit purchase option issued to the underwriter.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management has evaluated subsequent events that have occurred after the balance sheet date through the date the financial statements were publically available to determine if events or transactions occurring require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the financial statements except as disclosed in Note 11.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 4 - Public Offering

On March 22, 2012 the Company sold 4,000,000 units (“Units”) at a price of $10.00 per unit in the Public Offering. Each Unit consists of one ordinary share in the Company and one Warrant to purchase one ordinary share of the Company (“Warrants”). On March 30, 2012, the underwriter exercised a portion of its over-allotment option and purchased 200,000 units at a price of $10.00 per unit. The net proceeds received by the Company from the exercise of partial over-allotment option was $1,940,000 (underwriting discount of $60,000). Each Warrant entitles the holder to purchase one ordinary share at a price of $8.00 commencing on the later of the completion of an initial Business Combination and March 16, 2013 and expiring three years from the completion of an initial Business Combination, or earlier upon redemption. The Warrants may be exercised for cash or on a “cashless basis,” at the holders’ option, by surrendering the Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise; provided, however, that in the event the Warrants are being called for redemption, the “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares (or the closing bid price in the event the ordinary shares are not traded on any specific trading day) is at least $14.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. The Company determined that its outstanding warrants should be accounted for as a liability and recorded at fair value and that this warrant liability should be re-measured at each reporting period with changes in fair value being reflected in the statement of operations. The determination of this accounting methodology was made as a result of potential adjustments to the exercise price of the warrants in certain circumstances as described in the warrant agreement which do not meet the criteria for equity treatment described in ASC 815-45-7D. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. The Warrants have been accounted for as a liability amounting to $4,907,000 at February 28, 2013.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 4 - Public Offering - (continued)

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

Note 4 - Public Offering - (continued)

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

Note 5 - Insider Warrants

Simultaneously with the Public Offering, certain of the Initial Shareholders (or their affiliates) of the Company and the Company’s U.S. counsel purchased 4,800,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $2,400,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units sold in the Public Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants are non-redeemable and (iii) the Insider Warrants are exercisable for cash or on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted transferees.

The Initial Shareholders and the holders of the Insider Warrants (or underlying shares) have registration rights with respect to the initial shares and the Insider Warrants (or underlying ordinary shares) pursuant to agreements signed prior to Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Insider Warrants (or underlying ordinary shares) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination. The Insider Warrants have been accounted for as a liability amounting to $6,062,000 at February 28, 2013.

 Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 6 - Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering and that were charged to shareholder’s equity upon the completion of the Public Offering.

Note 7 - Note Payable to Shareholder and Advance from Shareholder

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

Note 8 - Commitments

The Company presently occupies office space provided by an affiliate of an Initial Shareholder. Such affiliate has agreed that until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time at no charge to the Company.

The Company has engaged EBC, on a non-exclusive basis, to act as the Company’s advisor and investment banker in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay EBC an aggregate cash fee of $1,610,000 for such services upon the consummation of its initial Business Combination and $500,000 (or, upon certain circumstances, $1,000,000) to Morgan Joseph TriArtisan LLC for rendering merger and acquisition advisory services to us relative to prospective acquisitions.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Financial Statements

Note 9 – Investment in Trust Account

Subsequent to the Public Offering, an amount of $42,740,000 of the net proceeds of the Public Offering was deposited in the Trust Account and has been held as cash and/or invested in United States treasuries having a maturity of 180 days or less.

As of February 28, 2013, investment securities in the Company’s Trust Account consisted of $42,740,000 (including accrued interest) in United States Treasury Bills and $27,991 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 10 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of February 28, 2013, there are no preferred shares issued or outstanding.

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

Note 11 – Subsequent Events

On March 18, 2013, the Company received a written notice (the "Notice") on March 14, 2013 from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the "Minimum Public Holders Rule"), which requires the Company to have at least of 300 public holders for continued listing on the exchange. Pursuant to the Notice, the Company had until March 28, 2013 to submit a plan to regain compliance with the Minimum Public Holders Rule.

On March 27, 2013, the Company submitted to Nasdaq the Company’s plan to regain compliance. On April 11, 2013, the Company received a letter from Nasdaq indicating that it had accepted the Company’s plan to regain compliance. Accordingly, the Company has until September 10, 2013 to evidence compliance with the Minimum Public Holders Rule.

In the event the Company does not satisfy the terms of Nasdaq’s acceptance by September 10, 2013, the Company’s securities will be subject to delisting by Nasdaq.

On May 20, 2013, the A. Lorne Weil 2006 Irrevocable Trust-Family Investment Trust (the “Trust”), a trust of which the Chairman of the Board of the Company, his spouse and his descendants are among the beneficiaries, loaned the Company $100,000. The loan is evidenced by an unsecured promissory note issued to the Trust. The promissory note is non-interest bearing and is payable by the Company at the consummation by the Company of a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the note may be converted, in whole or in part, at the holder’s at the holder’s option, to warrants of the Company at a price of $0.50 per warrant. The terms of the warrants will be identical to the warrants issued by the Company in its initial public offering except that such warrants will not be redeemable by the Company so long as they are still held by the Trust or its permitted transferees. If the Trust converts the entire principal balance of the note, it would receive warrants to purchase an aggregate of 200,000 shares of the Company’s common stock. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven. The issuance of the note to the Trust was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

