Form 10-K/A
period 2013-02-28
Andina Acquisition Corp
filed 2013-06-17
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

AMENDMENT NO. 1

TO

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

Carrera 10 No. 28-49, Torre A. Oficina 20-05, Bogota, Colombia
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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Andina Acquisition Corporation (the “Company”) for the period ended February 28, 2013 is filed solely for the purpose of filing Exhibit 10.8. Item 15 of the original Annual Report on Form 10-K filed on June 13, 2013 (the “Original Filing”) is restated herein in its entirety. Other than the foregoing, no changes have been made to the Original Filing.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31 and 32, respectively, to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 1.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

* Page references in this index are to the Original Filing.

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K/A

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Memorandum and Articles of Association.	By Reference	S-1/A	March 15, 2012
4.1	Specimen Unit Certificate.	By Reference	S-1/A	February 28, 2012
4.2	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.3	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	March 22, 2012
4.5	Form of First Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012
4.6	Form of Second Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 7, 2012

3

Exhibit No.	Description	Included	Form	Filing Date
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Shareholders.	By Reference	S-1/A	March 2, 2012
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	March 15, 2012
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.	By Reference	S-1/A	March 12, 2012
10.4	Promissory Note issued to A. Lorne Weil.	By Reference	S-1/A	November 18, 2011
10.5	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders.	By Reference	S-1/A	March 7, 2012
10.6	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Private Placement Warrants.	By Reference	S-1/A	March 7, 2012
10.7	Merger and Acquisition Agreement between the Company and EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012
10.8	Advisory Services Agreement between the Company and Morgan Joseph TriArtisan LLC	Herewith
10.9	Promissory Note issued to A. Lorne Weil 2006 Irrevocable Trust - Family Investment Trust.	By Reference	10-K	June 13, 2013
24	Power of Attorney (included on signature page of this Form 10-K).	By Reference	10-K	June 13, 2013
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1/A	January 23, 2012
99.2	Form of Nominating Committee Charter.	By Reference	S-1/A	January 23, 2012

4

Exhibit No.	Description	Included	Form	Filing Date
101.INS	XBRL Instance Document	By Reference	10-K	June 13, 2013
101.SCH	XBRL Taxonomy Extension Schema	By Reference	10-K	June 13, 2013
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	By Reference	10-K	June 13, 2013
101.DEF	XBRL Taxonomy Extension Definition Linkbase	By Reference	10-K	June 13, 2013
101.LAB	XBRL Taxonomy Extension Label Linkbase	By Reference	10-K	June 13, 2013

5

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of June, 2013.

ANDINA ACQUISITION CORPORATION

By:	/s/ B. Luke Weil
B. Luke Weil
Chief Executive Officer
(Principal executive officer and Principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ B. Luke Weil B. Luke Weil	Chief Executive Officer	June 17, 2013
* Julio A. Torres	Director	June 17, 2013
* Eduardo Robayo	Director	June 17, 2013
Rudolf M. Hommes	Director
* Martha Byorum	Director	June 17, 2013
* A. Lorne Weil	Director (Non-Executive Chairman)	June 17, 2013

* By B. Luke Weil, Power of Attorney

6