Form 10-Q
period 2013-05-31
Andina Acquisition Corp
filed 2013-07-15
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

57-1-281-1811

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,250,000 ordinary shares as of July 9, 2013

ANDINA ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED MAY 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Condensed Balance Sheets

ASSETS	May 31, 2013 (unaudited)	February 28, 2013
Current assets:
Cash and cash equivalents	$61,983	$48,959
Total current assets	61,983	48,959
Long term assets:
Cash and cash equivalents held in trust	42,740,000	42,740,000
Accrued interest on cash and cash equivalents held in trust	37,413	27,991
Total long term assets	42,777,413	42,767,991
Total assets	$42,839,396	$42,816,950
LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Note payable to shareholder	$100,000	$-
Accounts payable	45,474	56,484
Total current liabilities	145,474	56,484
Long term liabilities:
Warrant liability	10,712,000	10,969,000
Total liabilities	10,857,474	11,025,484
COMMITMENTS AND CONTINGENCY
Ordinary shares, subject to possible conversion, 3,674,999 shares at conversion value	37,397,490	37,397,490
Shareholders’ deficit
Preferred shares, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Ordinary shares, $0.0001 par value, 100,000,000 authorized shares; 1,575,001 and 1,575,001 issued and outstanding shares, respectively (which excludes 3,674,999 and 3,674,999 shares subject to possible conversion, respectively)	158	158
Additional paid-in capital	5,790,425	5,790,425
Deficit accumulated during the development stage	(11,206,151)	(11,396,607)
Total shareholders’ deficit	(5,415,568)	(5,606,024)
Total liabilities and shareholders’ deficit	$42,839,396	$42,816,950

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Condensed Statements of Operations

(Unaudited)

	For the three months ended May 31, 2013	For the three months ended May 31, 2012 (Revised)	For the period September 21, 2011 (inception) to May 31, 2013
Operating and formation costs:
General and administrative expenses	$75,966	$59,278	$531,564
Loss from operations	(75,966)	(59,278)	(531,564)

Other income (expense): Change in fair value of warrants	257,000	(12,110,000)	(10,712,000)
Interest income	9,422	5,891	37,413
Net income (loss)	$190,456	$(12,163,387)	$(11,206,151)
Weighted average shares outstanding, basic and diluted	1,575,001	1,452,990
Basic and diluted net loss per share	$0.12	$(8.37)

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Condensed Statements of Changes in Shareholders’ (Deficit)/Equity

(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Shareholders’
	Ordinary Shares (1) (2)		Paid-in	Development	(Deficit)
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 21, 2011 at approximately $0.02 per share for cash	1	$-	$-	$-	$-
Ordinary shares issued October 25, 2011 at approximately $0.02 per share for cash	1,049,999	105	24,895	-	25,000
Net Loss	-	-	-	(17,327)	(17,327)
Balance at February 29, 2012	1,050,000	105	24,895	(17,327)	7,673

Sale of 4,000,000 Units on March 22, 2012, net of underwriter’s discount and offering expenses (includes 3,499,999 shares subject to possible conversion)	4,000,000	400	38,322,573	-	38,322,973

Proceeds from issuance of Underwriters’ Options	-	-	500,100	-	500,100

Proceeds from issuance of Insider Warrants	-	-	2,400,000	-	2,400,000

Sale of 200,000 Units on March 30, 2012, net of underwriter’s discount (includes 175,000 shares subject to possible conversion)	200,000	20	1,939,980	-	1,940,000

Net proceeds subject to possible conversion (3,674,999)	(3,674,999)	(367)	(37,397,123)	-	(37,397,490)

Net Loss				(11,379,280)	(11,379,280)

Balance at February 28, 2013	1,575,001	158	5,790,425	(11,396,607)	(5,606,024)

Net Income				190,456	190,456
Balance at May 31, 2013	1,575,001	$158	$5,790,425	$(11,206,151)	$(5,415,568)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 8).
(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 8).

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Andina Acquisition Corporation
(A Company In the Development Stage)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended May 31, 2013	For the three months ended May 31, 2012 (Revised)	For the period September 21, 2011 (Inception) to May 31, 2013
Cash Flow From Operating Activities
Net income (loss)	$190,456	$(12,163,387)	$(11,206,151)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	(257,000)	12,110,000	10,712,000
Accrued interest	(9,422)	(5,891)	(37,413)
Changes in operating assets and liabilities:
Prepaid expenses	-	(4,302)	-
Accounts payable	(11,010)	(8,457)	45,474
Net cash used in operating activities	(86,976)	(72,037)	(486,090)

Cash Flow from Investing Activities
Investment in cash and cash equivalents held in trust	-	(42,740,000)	(42,740,000)
Net cash used in investing activities	-	(42,740,000)	(42,740,000)
Cash Flow From Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	-	25,000
Proceeds from Public Offering, net of offering costs of $1,449,055	-	38,550,945	38,550,945
Payment of additional offering costs	-	-	(108,722)
Proceeds from Warrant Offering	-	2,400,000	2,400,000
Proceeds from Underwriters Options	-	500,100	500,100
Proceeds from Over Allotment, net of offering costs of $60,000	-	1,940,000	1,940,000
Proceeds from note payable to shareholder	100,000	-	152,000
Repayment of advances from shareholder	-	-	(71,250)
Repayment of note payable to shareholder	-	(100,000)	(100,000)
Net cash provided by financing activities	100,000	43,291,045	43,288,073
Net increase in cash and cash equivalents	13,024	479,008	61,983
Cash and cash equivalents, beginning of period	48,959	3,014	-
Cash and cash equivalents, ending of period	$61,983	$482,022	$61,983
Non cash financing activity

Payment of offering costs by shareholder and included in note payable to shareholder	$-	$-	$48,000
Payments of offering costs advanced from shareholder	$-	$71,250	$71,250

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

At May 31, 2013, the Company had not yet commenced any operations. All activity through May 31, 2013 relates to the Company’s formation, the Public Offering described below and indentifying and investigating potential target businesses with which to consummate a business combination. On March 19, 2012, acting by written consent, the Company’s Board of Directors changed the Company’s fiscal year end from June 30 to February 28 (February 29 for leap years).

The Company is considered to be a development stage company and, as such, the Company’s condensed financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s public offering which is discussed in Note 4 (“Public Offering”) was declared effective on March 16, 2012. The Company consummated the Public Offering on March 22, 2012, and received proceeds, net of transaction costs, of $38,322,973from the sale of 4,000,000 units, $2,400,000 from the private placement of warrants to certain of the Company’s shareholders prior to the Public Offering and the Company’s U.S. counsel (collectively “Insider Warrants”) which is described in Note 5, and $500,000 from the Additional Purchase Option discussed in Note 4. On March 30, 2012, the underwriters exercised a portion of their over-allotment option and the Company received an additional $1,940,000, net of transaction costs, discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, Insider Warrants and the Additional Purchase Option, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to affect a Business Combination successfully. An amount of $42,740,000 (including the $2,900,000 of proceeds from the sale of Insider Warrants and Additional Purchase Option) is being held in a trust account (“Trust Account”) and invested in U.S. treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company.

Andina Acquisition Corporation

(A Company in the Development Stage)

 Notes to Condensed Financial Statements

Note 1 – Organization, Plan of Business Operations and Going Concern- (continued)

Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Non-Executive Chairman of the Board has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as for any amounts that are necessary to pay the Company’s tax obligations.

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

 Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 1 – Organization, Plan of Business Operations and Going Concern - (continued)

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

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 1 – Organization, Plan of Business Operations and Going Concern - (continued)

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

The Company incurred a net loss from operations of $531,565 for the period from September 21, 2011 (inception) to May 31, 2013.  At May 31, 2013, the Company had $61,983 of cash and a working capital deficit of $83,491. The Company’s accumulated deficit aggregated $11,206,151 at May 31, 2013.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a public offering (see Note 3) and loans from shareholders. The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account.  The Company may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from its initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us.  Accordingly, significant uncertainties include the inability to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014 or any other period. The balance sheet data at February 28, 2013, was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The statements of operations and cash flow for the quarter ended May 31, 2012 have been revised from the original presentation to reflect the correction of an error relating to the accounting for the Company’s outstanding warrants that was recorded and presented in the financial statements for the year ended February 28, 2013. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on June 13, 2013.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies – (continued)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had identified the Cayman Islands as its only ‘major’ tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements. All periods since inception are subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period ended May 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share.” Net loss per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares included in units subject to possible redemption at May 31, 2013 of 3,674,999 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. Income (loss) per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company has not considered the effect of warrants to purchase 9,000,000 ordinary shares and the effect of Unit Purchase Options to purchase 900,000 units in the calculation of diluted income (loss) per share, since the exercise of the Unit Purchase Options and warrants are contingent upon the occurrence of future events. During the three months ended May 31, 2013 and 2012, there were no outstanding dilutive options, warrants, or other potential ordinary shares which would affect the fully diluted income (loss) per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At May 31, 2013, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At May 31, 2013 and February 28, 2013, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

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

(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	May 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account and accrued interest	$42,777,413	$42,777,413	$-	$

Warrant Liability	$10,712,000	$-	$-	$10,712,000

	February 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account and accrued interest	$42,767,991	$42,767,991	$-	$

Warrant Liability	$10,969,000	$-	$-	$10,969,000

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

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using fair significant unobservable inputs (Level 3):

Balance – February 28, 2013	$10,969,000
Fair Value adjustment	(257,000)
Balance – May 31, 2013	$10,712,000

Note 2 - Significant Accounting Policies- (continued)

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

The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model.  This model is dependent upon several variables such as the instrument's expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term.  The expected term represents the period of time that the instruments granted are expected to be outstanding.  The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation.  Expected dividend yield is based on historical trends.  The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies along with the Company’s historical volatility.

The inputs to the model at were as follows:

	May 31, 2013	February 28, 2013
The Company’s stock price	$9.98	$9.90
Dividend yield (per share)	N/A	N/A
Risk-free interest rate	0.52%	0.77%
Expected term	3.58 years	3.84 years
Expected volatility rate	16.0%	17.0%

Common stock subject to possible conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and is measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at May 31, 2013, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Subsequent Events

Management has evaluated subsequent events that have occurred after the balance sheet date through the date the condensed financial statements were publically available to determine if events or transactions occurring require potential adjustment to or disclosure in the condensed financial statements and has concluded that no subsequent events have occurred that would require recognition in the condensed financial statements.

Note 3 - Public Offering

On March 22, 2012 the Company sold 4,000,000 units (“Units”) at a price of $10.00 per unit in the Public Offering. Each Unit consists of one ordinary share in the Company and one Warrant to purchase one ordinary share of the Company (“Warrants”). On March 30, 2012, the underwriter exercised a portion of its over-allotment option and purchased 200,000 units at a price of $10.00 per unit. The net proceeds received by the Company from the partial exercise of the over-allotment option was $1,940,000 (underwriting discount of $60,000). Each Warrant entitles the holder to purchase one ordinary share at a price of $8.00 commencing on the later of the completion of an initial Business Combination and March 16, 2013 and expiring three years from the completion of an initial Business Combination, or earlier upon redemption. The Warrants may be exercised for cash or on a “cashless basis,” at the holders’ option, by surrendering the Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise; provided, however, that in the event the Warrants are being called for redemption, the “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares (or the closing bid price in the event the ordinary shares are not traded on any specific trading day) is at least $14.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. The Company determined that its outstanding warrants should be accounted for as a liability and recorded at fair value and that this warrant liability should be re-measured at each reporting period with changes in fair value being reflected in the statement of operations. The determination of this accounting methodology was made as a result of potential adjustments to the exercise price of the warrants in certain circumstances as described in the warrant agreement which do not meet the criteria for equity treatment described in ASC 815-45-7D. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. The Warrants have been accounted for as a liability amounting to $4,811,000 and $4,907,000 at May 31, 2013 and February 28, 2013, respectively.

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

The Initial Shareholders and the holders of the Insider Warrants (or underlying shares) have registration rights with respect to the initial shares and the Insider Warrants (or underlying ordinary shares) pursuant to agreements signed prior to Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Insider Warrants (or underlying ordinary shares) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination. The Insider Warrants have been accounted for as a liability amounting to $5,901,000 and $6,062,000 at May 31, 2013 and February 28, 2013, respectively.

 Andina Acquisition Corporation

(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 5 - Note Payable to Shareholder and Advance from Shareholder

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

On May 20, 2013, the A. Lorne Weil 2006 Irrevocable Trust-Family Investment Trust (the “Trust”), a trust of which the Chairman of the Board of the Company, his spouse and his descendants are among the beneficiaries, loaned the Company $100,000. The loan is evidenced by an unsecured promissory note issued to the Trust. The promissory note is non-interest bearing and is payable by the Company at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, in whole or in part, at the holder’s option, to warrants of the Company at a price of $0.50 per warrant. The terms of the warrants will be identical to the warrants issued by the Company in its initial public offering except that such warrants will not be redeemable by the Company so long as they are still held by the Trust or its permitted transferees. If the Trust converts the entire principal balance of the note, it would receive warrants to purchase an aggregate of 200,000 shares of the Company’s common stock. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven. The issuance of the note to the Trust was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Note 6 – Commitments and Contingency

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

On March 18, 2013, the Company received a written notice (the "Notice") dated March 14, 2013 from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the "Minimum Public Holders Rule"), which requires the Company to have at least of 300 public holders for continued listing on the exchange. Pursuant to the Notice, the Company had until March 28, 2013 to submit a plan to regain compliance with the Minimum Public Holders Rule.

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

Note 7 – Investment in Trust Account

Subsequent to the Public Offering, an amount of $42,740,000 of the net proceeds of the Public Offering was deposited in the Trust Account and has been held as cash and/or invested in United States treasuries having a maturity of 180 days or less.

As of May 31, 2013, investment securities in the Company’s Trust Account consisted of $42,740,000 in United States Treasury Bills and $37,413 in a “held as cash” account. As of February 28, 2013 investment securities in the Company’s Trust Account consisted of $42,740,000 in United States Treasury Bills and $27,991 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 8 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of May 31, 2013, there are no preferred shares issued or outstanding.

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

We had net income of $190,456 for the quarter ended May 31, 2013. This net income was a result of operating activity composed of approximately $69,430 of professional fees, and $5,436 of travel expenses which were offset by approximately $257,000 of income related to the warrant valuation for the quarter ended May 31, 2013. During the quarter ended May 31, 2012 the Company incurred a net loss of $12,163,000, which was largely due to the valuations of the warrant using the Binomial Lattice pricing model resulting in the recording of derivative expense of $12,100,000. During the period from September 21, 2011 (inception) to May 31, 2013, we incurred a net loss of $11,206,152, which was largely composed of $10,712,000 of warrant expense calculated using the Binomial Lattice pricing model, $222,000 of professional fees,$32,000 of Nasdaq fees, insurance of $100,000, $54,000 of printing expense and travel expenses of $97,000 offset by interest income of approximately $32,000.

Liquidity and Capital Resources

As of May 31, 2013, we had $61,983 in our operating bank account. We had $42,777,413 in restricted cash and equivalents held in trust to be used for a business combination.   We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of May 31, 2013, U.S Treasury Bills with one month and three month maturities were yielding approximately .03% and .04%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of May 31, 2013. Based on this evaluation, our principal executive and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the period covered by this report because we did not employ an individual with the necessary qualifications to prepare a complete set of condensed financial statements and related footnotes in accordance with generally accepted accounting principles including all applicable Securities and Exchange Commission pronouncements which resulted in an error related to the accounting for our outstanding warrants.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date: July 15, 2013

