Form 10-Q
period 2013-08-31
Andina Acquisition Corp
filed 2013-10-21
CIK 1534675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,250,000 ordinary shares as of October 8, 2013.

ANDINA ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED AUGUST 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Andina Acquisition Corporation and Its Subsidiary
(A Company In the Development Stage)

Condensed Consolidated Balance Sheets

ASSETS	August 31, 2013 (unaudited)	February 28, 2013
Current assets:
Cash and cash equivalents	$17,565	$48,959
Interest on cash and cash equivalents held in trust	46,948	27,991
Total current assets	64,513	76,950

Long term assets:
Cash and cash equivalents held in trust	42,740,000	42,740,000
Total long term assets	42,740,000	42,740,000
Total assets	$42,804,513	$42,816,950

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Note payable to shareholder	$100,000	$-
Accounts payable	121,229	56,484
Total current liabilities	221,229	56,484

Long term liabilities:
Warrant liability	11,138,000	10,969,000
Total liabilities	11,359,229	11,025,484
COMMITMENTS AND CONTINGENCY

Ordinary shares, subject to possible conversion, 3,674,999 shares at conversion value	37,397,490	37,397,490
Shareholders’ deficit
Preferred shares, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Ordinary shares, $0.0001 par value, 100,000,000 authorized shares; 1,575,001 and 1,575,001 issued and outstanding shares, respectively (which excludes 3,674,999 and 3,674,999 shares subject to possible conversion, respectively)	158	158
Additional paid-in capital	5,790,425	5,790,425
Deficit accumulated during the development stage	(11,742,789)	(11,396,607)
Total shareholders’ deficit	(5,952,206)	(5,606,024)
Total liabilities and shareholders’ deficit	$42,804,513	$42,816,950

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Andina Acquisition Corporation and Its Subsidiary
(A Company In the Development Stage)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended August 31, 2013	For the three months ended August 31, 2012 (Revised)	For the six months ended August 31, 2013 (Revised)	For the six months ended August 31, 2012	For the period September 21, 2011 (inception) to August 31, 2013
Operating and formation costs:

General and administrative expenses	$120,173	$165,553	$196,139	$224,831	$651,737
Loss from operations	(120,173)	(165,553)	(196,139)	(224,831)	(651,737)

Other income (expense):
Change in fair value of warrants	(426,000)	334,000	(169,000)	(11,776,000)	(11,138,000)
Interest income	9,535	6,566	18,957	12,457	46,948

Net income (loss)	$(536,638)	$175,013	$(346,182)	$(11,988,374)	$(11,742,789)
Weighted average shares outstanding, basic and diluted	1,575,001	1,575,001	1,575,001	1,513,995
Basic and diluted net loss per share	$(0.34)	$0.11	$(0.22)	$(7.92)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Andina Acquisition Corporation and Its Subsidiary
(A Company In the Development Stage)

  Condensed Consolidated Statements of Changes in Shareholders’ (Deficit)/Equity

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares (1) (2)		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	(Deficit) Equity
Ordinary shares issued September 21, 2011 at approximately $0.02 per share for cash	1	$-	$-	$-	$-
Ordinary shares issued October 25, 2011 at approximately $0.02 per share for cash	1,049,999	105	24,895	-	25,000
Net Loss	-	-	-	(17,327)	(17,327)
Balance at February 29, 2012	1,050,000	105	24,895	(17,327)	7,673

Sale of 4,000,000 Units on March 22, 2012, net of underwriter’s discount and offering expenses (includes 3,499,999 shares subject to possible conversion)	4,000,000	400	38,322,573	-	38,322,973

Proceeds from issuance of Underwriters’ Options	-	-	500,100	-	500,100

Proceeds from issuance of Insider Warrants	-	-	2,400,000	-	2,400,000

Sale of 200,000 Units on March 30, 2012, net of underwriter’s discount (includes 175,000 shares subject to possible conversion)	200,000	20	1,939,980	-	1,940,000

Net proceeds subject to possible conversion (3,674,999)	(3,674,999)	(367)	(37,397,123)	-	(37,397,490)

Net Loss				(11,379,280)	(11,379,280)
Balance at February 28, 2013	1,575,001	158	5,790,425	(11,396,607)	(5,606,024)

Net Loss				(346,182)	(346,182)
Balance at August 31, 2013	1,575,001	$158	$5,790,425	$(11,742,789)	$(5,952,206)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 8).
(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 8).

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Andina Acquisition Corporation and Its Subsidiary
(A Company In the Development Stage)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended August 31, 2013	For the six months ended August 31, 2012 (Revised)	For the period September 21, 2011 (Inception) to August 31, 2013
Cash Flow From Operating Activities
Net Loss	$(346,182)	$(11,988,374)	$(11,742,789)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	169,000	11,776,000	11,138,000
Accrued interest	(18,957)	(12,457)	(46,948)
Changes in operating assets and liabilities:
Prepaid expenses	-	(49,104)	-
Accounts payable	64,745	(45,063)	121,229
Net cash used in operating activities	(131,394)	(318,998)	(530,508)

Cash Flow from Investing Activities
Investment in cash and cash equivalents held in trust	-	(42,740,000)	(42,740,000)
Net cash used in investing activities	-	(42,740,000)	(42,740,000)

Cash Flow From Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	-	25,000
Proceeds from Public Offering, net of offering costs of $1,449,055	-	38,550,945	38,550,945
Payment of additional offering costs	-	-	(108,722)
Proceeds from Warrant Offering	-	2,400,000	2,400,000
Proceeds from Underwriters Options	-	500,100	500,100
Proceeds from Over Allotment, net of offering costs of $60,000	-	1,940,000	1,940,000
Proceeds from note payable to shareholder	100,000	-	152,000
Repayment of advances from shareholder	-	(71,250)	(71,250)
Repayment of note payable to shareholder	-	(100,000)	(100,000)
Net cash provided by financing activities	100,000	43,219,795	43,288,073
Net increase (decrease) in cash and cash equivalents	(31,394)	160,797	17,565
Cash and cash equivalents, beginning of period	48,959	3,014	-
Cash and cash equivalents, ending of period	$17,565	$163,811	$17,565

Non cash financing activity

Payment of offering costs by shareholder and included in note payable to shareholder	$-	$-	$48,000
Payments of offering costs advanced from shareholder	$-	$71,250	$71,250

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Andina Acquisition Corporation and Its Subsidiary
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

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

The Company formed Andina Merger Sub, Inc. (“Merger Sub”), solely for the purpose of effectuating a future business combination.  Merger Sub, a wholly owned subsidiary of Andina Acquisition Corp, was incorporated in the Cayman Islands on August 2, 2013.  Merger Sub owns no material assets and does not operate any business.  See Note 9 – Agreement and Plan of Reorganization for a discussion of the merger and share exchange agreement entered into on August 17, 2013.

At August 31, 2013, the Company had not yet commenced any operations. All activity through August 31, 2013 relates to the Company’s formation, the Public Offering described below and indentifying and investigating potential target businesses with which to consummate a business combination. On March 19, 2012, acting by written consent, the Company’s Board of Directors changed the Company’s fiscal year end from June 30 to February 28 (February 29 for leap years).

The Company is considered to be a development stage company and, as such, the Company’s condensed consolidated financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s public offering which is discussed in Note 4 (“Public Offering”) was declared effective on March 16, 2012. The Company consummated the Public Offering on March 22, 2012, and received proceeds, net of transaction costs, of $38,322,973 from the sale of 4,000,000 units, $2,400,000 from the private placement of warrants to certain of the Company’s shareholders prior to the Public Offering and the Company’s U.S. counsel (collectively “Insider Warrants”) which is described in Note 5, and $500,000 from the Additional Purchase Option discussed in Note 4. On March 30, 2012, the underwriters exercised a portion of their over-allotment option and the Company received an additional $1,940,000, net of transaction costs, discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, Insider Warrants and the Additional Purchase Option, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to affect a Business Combination successfully.  An amount of $42,740,000 (including the $2,900,000 of proceeds from the sale of Insider Warrants and Additional Purchase Option) is being held in a trust account (“Trust Account”) and invested in U.S. treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company.

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

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

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

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

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

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

The Company incurred a net loss from operations of $651,737 for the period from September 21, 2011 (inception) to August 31, 2013.  At August 31, 2013, the Company had $64,513 of cash (including interest  earned on Trust Account of $46,948) and a working capital deficit of $156,716. The Company’s accumulated deficit aggregated $11,742,789 at August 31, 2013.  The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a public offering (see Note 3) and loans from shareholders. The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account.  The Company may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from its initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us.  Accordingly, significant uncertainties include the inability to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014 or any other period. The balance sheet data at February 28, 2013, was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.  The statements of operations and cash flow for the quarter ended August 31, 2012 have been revised from the original presentation to reflect the correction of an error relating to the accounting for the Company’s outstanding warrants that was recorded and presented in the financial statements for the year ended February 28, 2013. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on June 13, 2013.

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies  – (continued)

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had identified the Cayman Islands as its only ‘major’ tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements. All periods since inception are subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period ended August 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Earnings Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share.” Net loss per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at August 31, 2013 of 3,674,999 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust earnings.  Income (loss) per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company has not considered the effect of warrants to purchase 9,000,000 ordinary shares and the effect of Unit Purchase Options to purchase 900,000 units in the calculation of diluted income (loss) per share, since the exercise of the Unit Purchase Options and warrants are contingent upon the occurrence of future events. During the six months ended August 31, 2013 and 2012, there were no outstanding dilutive options, warrants, or other potential ordinary shares which would affect the fully diluted income (loss) per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At August 31, 2013, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At August 31, 2013 and February 28, 2013, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

⋅	Level 1. Observable inputs such as quoted prices in active markets;
⋅	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
⋅	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	August 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account and accrued interest	$42,786,948	$42,786,948	$-	$

Warrant Liability	$11,138,000	$-	$-	$11,138,000

	February 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account and accrued interest	$42,767,991	$42,767,991	$-	$

Warrant Liability	$10,969,000	$-	$-	$10,969,000

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s principal executive,  determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance – February 28, 2013	$10,969,000
Fair Value adjustment	169,000
Balance – August 31, 2013	$11,138,000

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

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

The inputs to the model were as follows:

	August 31, 2013	February 28, 2013
The Company’s stock price	$10.08	$9.90
Dividend yield (per share)	N/A	N/A
Risk-free interest rate	0.79%	0.77%
Expected term	3.33 years	3.84 years
Expected volatility rate	16.0%	17.0%

Common stock subject to possible conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and is measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at August 31, 2013, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events that have occurred after the balance sheet date through the date the condensed consolidated financial statements were publically available to determine if events or transactions occurring require potential adjustment to or disclosure in the condensed consolidated financial statements and has concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

Note 3 - Public Offering

On March 22, 2012 the Company sold 4,000,000 units (“Units”) at a price of $10.00 per unit in the Public Offering. Each Unit consists of one ordinary share in the Company and one Warrant to purchase one ordinary share of the Company (“Warrants”).  On March 30, 2012, the underwriter exercised a portion of its over-allotment option and purchased 200,000 units at a price of $10.00 per unit.  The net proceeds received by the Company from the partial exercise of the over-allotment option was $1,940,000 (underwriting discount of $60,000).  Each Warrant entitles the holder to purchase one ordinary share at a price of $8.00 commencing on the later of the completion of an initial Business Combination and March 16, 2013 and expiring three years from the completion of an initial Business Combination, or earlier upon redemption. The Warrants may be exercised for cash or on a “cashless basis,” at the holders’ option, by surrendering the Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise; provided, however, that in the event the Warrants are being called for redemption, the “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares (or the closing bid price in the event the ordinary shares are not traded on any specific trading day) is at least $14.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. The Company determined that its outstanding warrants should be accounted for as a liability and recorded at fair value and that this warrant liability should be re-measured at each reporting period with changes in fair value being reflected in the statement of operations. The determination of this accounting methodology was made as a result of potential adjustments to the exercise price of the warrants in certain circumstances as described in the warrant agreement which do not meet the criteria for equity treatment described in ASC 815-45-7D.  In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. The Warrants have been accounted for as a liability amounting to $4,998,000 and $4,907,000 at August 31, 2013 and February 28, 2013, respectively.

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

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

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

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

The Initial Shareholders and the holders of the Insider Warrants (or underlying shares) have registration rights with respect to the initial shares and the Insider Warrants (or underlying ordinary shares) pursuant to agreements signed prior to Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Insider Warrants (or underlying ordinary shares) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.  The Insider Warrants have been accounted for as a liability amounting to $6,140,000 and $6,062,000 at August 31, 2013 and February 28, 2013, respectively.

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

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

On August 3, 2012, Andina entered into a non-exclusive financial services agreement with Correval S.A. (“Correval”) through which it was introduced to a number of Latin American companies including Tecnoglass Holding. The agreement with Correval provides that upon consummation of the merger, Andina will pay Correval an amount equal to 0.8% of all amounts retained in Andina’s trust fund after taking into account shareholders who elect to have their shares converted to cash in accordance with the provisions of Andina’s second amended and restated memorandum and articles of association.

On September 4, 2012, Andina entered into a non-exclusive investment banking advisory agreement with Morgan Joseph TriArtisan, LLC (“MJTA”). The agreement with MJTA provides for Andina to pay MJTA a fee of $500,000 upon consummation of the merger with Tecnoglass Holding.

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

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

On March 27, 2013, the Company submitted to Nasdaq the Company’s plan to regain compliance. On April 11, 2013, the Company received a letter from Nasdaq indicating that it had accepted the Company’s plan to regain compliance. Accordingly, the Company had until September 10, 2013 to evidence compliance with the Minimum Public Holders Rule.

On September 11, 2013, the Company received notification from Nasdaq (the “Staff Determination”) noting that the Company had failed to provide evidence of compliance with the Minimum Public Holders Rule.  The Company has made a hearing request to appeal the Staff Determination, (the “Panel”).  The Company can provide no assurance that the Panel will grant the Company’s request for continued listing on Nasdaq.

Note 7 – Investment in Trust Account

Subsequent to the Public Offering, an amount of $42,740,000 of the net proceeds of the Public Offering was deposited in the Trust Account and has been held as cash and/or invested in United States treasuries having a maturity of 180 days or less.

As of August 31, 2013, investment securities in the Company’s Trust Account consisted of $42,740,000 in United States Treasury Bills and $46,948 in a “held as cash” account. As of February 28, 2013 investment securities in the Company’s Trust Account consisted of $42,740,000 in United States Treasury Bills and $27,991 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 8 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of August 31, 2013, there are no preferred shares issued or outstanding.

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

Note 9 – Agreement and Plan of Reorganization

On August 17, 2013,  the Company and its subsidiary, entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), with Tecnoglass S.A., a Colombian company (“Tecnoglass”), and C.I. Energia Solar S.A. E.S. Windows, a Colombian company (“ES”). Prior to the closing of the transactions contemplated by the Merger Agreement, Tecnoglass and ES will effect a corporate reorganization such that the shareholders of Tecnoglass and/or ES shall cease being shareholders of Tecnoglass and/or ES and shall become shareholders of a newly formed Cayman Islands exempted company. Tecnoglass and ES will each then become direct or indirect wholly-owned subsidiaries of such newly formed entity (“Newco”).

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 9 – Agreement and Plan of Reorganization – (continued)

Tecnoglass  and ES are a leading manufacturer of hi-spec, architectural glass and windows for the western hemisphere residential and commercial construction industry, headquartered in Barranquilla, Colombia.

The merger is expected to be consummated after the required approval by the shareholders of Andina and the fulfillment of certain other conditions, as described in the Merger Agreement.

The NewCo’s shareholders, in exchange for all of the ordinary shares of the NewCo outstanding immediately prior to the merger, will receive from the Company:

⋅	An aggregate of 17,525,000 ordinary shares of the Company, subject to adjustment upon certain events; and
⋅	an aggregate of 3,000,000 ordinary shares (the “Earnout Shares”) to be released upon the achievement of certain targets described below.

The Earnout Shares will be issued upon completion of the merger and placed in escrow to be released to the NewCo shareholders upon the NewCo’s achievement of specified share price targets or targets based on the NewCo’s net earnings before interest income or expense, income taxes, depreciation, amortization and any expenses arising solely from the merger charged to income (“EBITDA”) in the fiscal years ending February 28, 2014, February 28, 2015 or February 29, 2016.

The following table sets forth the targets and the number of Earnout Shares issuable to NewCo shareholders upon the achievement of such targets:

	Ordinary Share Price Target	EBITDA Target		Number of Earnout Shares
		Minimum	Maximum	Minimum	Maximum
Fiscal year ending 2/28/14	$12.00 per share	$30,000,000	$36,000,000	416,667	500,000
Fiscal year ending 2/28/15	$13.00 per share	$35,000,000	$40,000,000	875,000	1,000,000
Fiscal year ending 2/29/16	$15.00 per share	$40,000,000	$45,000,000	1,333,333	1,500,000

If either the ordinary share target or the maximum EBITDA target is met in any fiscal year, NewCo shareholders receive the maximum number of Earnout Shares indicated for the year.

In the event the ordinary share target is not met but the combined NewCo’s EBITDA falls within the minimum and maximum EBITDA target for a specified year, the number of Earnout Shares to be issued will be interpolated between such targets.

In the event neither the ordinary share target nor the minimum EBITDA target is met in a particular year, but a subsequent year’s share price or EBITDA target is met, the NewCo shareholders will earn the Earnout Shares for the previous year as if the prior year’s target had been met.

 The shareholders of the NewCo will not be able to sell any of the ordinary shares of Andina that they receive for one year after the closing, subject to certain exceptions.

 Consummation of the transactions is conditioned on (i) the Andina shareholders, at a meeting called for these purposes, approving the merger and (ii) the holders of not more than 87.5% of the Public Shares exercising their right to convert their Public Shares into a pro-rata portion of the trust fund.

Andina Acquisition Corporation and Its Subsidiary
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 9 – Agreement and Plan of Reorganization – (continued)

In addition, the consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (i) no order, injunction, judgment or decree being issued by any governmental authority or enactment of any statute, rule, regulation or other order which would prohibit in whole or in part, the consummation of such transactions, (ii) the execution by and delivery to each party of each of the various transaction documents, (iii) the delivery by each party to the other party of a certificate to the effect that the representations and warranties of each party are true and correct in all material respects as of the closing and all covenants contained in the Merger Agreement have been materially complied with by each party and (iv) the receipt of all necessary consents and approvals by third parties and the completion of necessary proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

On August 17, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Andina Merger Sub, Inc. (“Merger Sub”), Tecnoglass S.A. (“Technoglass”) and C.I. Energia Solar S.A. E.S. Windows (“ES”). Upon the consummation of the transactions contemplated by the Merger Agreement, Tecnoglass and ES will be merged into a new company that will be merged into Merger Sub. Upon the consummation of the merger contemplated by the Merger Agreement, we will change our name to “Technoglass Inc.” See Note 9 in the accompanying financial statements.

Tecnoglass and ES are a leading manufacturer of hi-spec, architectural glass and windows for the western hemisphere residential and commercial construction industry, headquartered in Barranquilla, Colombia.

The merger is expected to be consummated after the required approval by our shareholders and the fulfillment of certain other conditions, as described in our Current Report on Form 8-K filed on August 17, 2013 (the “Merger Form 8-K”) and in the Merger Agreement.

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

We had net loss of $536,638 for the quarter ended August 31, 2013. This net loss was a result of operating activity composed of $99,282 of professional fees, $16,933 of travel, and a loss of $426,000 related to the fair value of warrants which were offset by $9,535 of interest income for the quarter ended August 31, 2013.

We had net income of $175,013 for the quarter ended August 31, 2012. This net loss was a result of operating activity composed of approximately $54,000 of legal and professional, $53,000 of insurance fees, $34,000 of travel expenses and $25,000 of accounting and legal fees, offset by interest income of approximately $7,000.

We had net loss of $346,182 for the six months ended August 31, 2013.  This net loss was a result of operating activity composed of approximately $168,712 of professional fees, $22,369 of travel, and $426,000 of warrant valuation expenses which were offset by approximately $9,535 of interest income and $257,000 of income related to fair value of warrants for the six months ended August 31, 2013.

We had net loss of $11,988,374 for the six months ended August 31, 2012.  This net loss was a largely composed of a loss of $11,776,000 related to the fair value of warrants, and additional expenses of printing, insurance, professional fees and travel; which were offset by approximately $12,457 of interest income for the six months ended August 31, 2012

During the period from September 21, 2011 (inception) to August 31, 2013, we incurred a net loss of $11,742,789, which was largely composed of $11,138,000 loss related to the fair value of warrants calculated using the Binomial Lattice pricing model, $321,000 of professional fees, $32,000 of Nasdaq fees, insurance of $100,000, $54,000 of printing expense and travel expenses of $113,000 offset by interest income of approximately $46,000.

Liquidity and Capital Resources

As of August 31, 2013, we had $17,565 in our operating bank account. We had $42,786,948 (including $46,948 of interest earned that is eligible for working capital) in restricted cash and equivalents held in trust to be used for a business combination.  We intend to use the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of August 31, 2013, U.S Treasury Bills with one month and three month maturities were yielding approximately .02% and .03%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2013.

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

Our management, with the participation of our principal executive and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of August 31, 2013. Based on this evaluation, our principal executive and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the period covered by this report because we did not employ an individual with the necessary qualifications to prepare a complete set of condensed consolidated financial statements and related footnotes in accordance with generally accepted accounting principles including all applicable Securities and Exchange Commission pronouncements which resulted in an error related to the accounting for our outstanding warrants.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

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

Date: October 21, 2013