Form 10-Q
period 2013-11-30
Tecnoglass Inc.
filed 2014-01-21
CIK 1534675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35436

TECNOGLASS INC

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores Barranquilla, Colombia
(Address of principal executive offices)

(57)(5) 3734000
(Issuer’s telephone number)

Former name and address:
Andina Acquisition Corporation
Carrera 10 No. 28-49, Torre A. Oficina 20-05, Bogota, Colombia

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,214,670 ordinary shares as of January 16, 2014.

TECNOGLASS INC. (F/K/A ANDINA ACQUISITION CORPORATION)

FORM 10-Q FOR THE PERIOD ENDED NOVEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)

(A Company In the Development Stage)

Condensed Consolidated Balance Sheets

	November 30, 2013 (unaudited)	February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,959	$48,959
Interest on cash and cash equivalents held in trust	4,108	27,991
Total current assets	14,067	76,950

Long term assets:
Cash and cash equivalents held in trust	42,740,000	42,740,000
Total long term assets	42,740,000	42,740,000
Total assets	$42,754,067	$42,816,950
LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Note payable to shareholder	$100,000	$-
Advances from shareholder	150,000	-
Accounts payable	240,568	56,484
Total current liabilities	490,568	56,484

Long term liabilities:
Warrant liability	14,270,000	10,969,000
Total liabilities	14,760,568	11,025,484
COMMITMENTS AND CONTINGENCY

Ordinary shares, subject to possible conversion, 3,674,999 shares at conversion value	37,397,490	37,397,490
Shareholders’ deficit
Preferred shares, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Ordinary shares, $0.0001 par value, 100,000,000 authorized shares; 1,575,001 and 1,575,001 issued and outstanding shares, respectively (which excludes 3,674,999 and 3,674,999 shares subject to possible conversion, respectively)	158	158
Additional paid-in capital	5,790,425	5,790,425
Deficit accumulated during the development stage	(15,194,574)	(11,396,607)
Total shareholders’ deficit	(9,403,991)	(5,606,024)
Total liabilities and shareholders’ deficit	$42,754,067	$42,816,950

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)

(A Company In the Development Stage)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended November 30, 2013	For the three months ended November 30, 2012 (Revised)	For the nine months ended November 30, 2013	For the nine months ended November 30, 2012 (Revised)	For the period September 21, 2011 (inception) to November 30, 2013
Operating and formation costs:
General and administrative expenses	$322,365	$95,034	$518,504	$319,865	$974,102
Loss from operations	(322,365)	(95,034)	(518,504)	(319,865)	(974,102)

Other income (expense):
Change in fair value of warrants	(3,132,000)	1,038,000	(3,301,000)	(10,738,000)	(14,270,000)
Interest income	2,580	9,570	21,537	22,027	49,528
Net income (loss)	$(3,451,785)	$952,536	$(3,797,967)	$(11,035,838)	$(15,194,574)
Weighted average shares outstanding, basic and diluted	1,575,001	1,575,001	1,575,001	1,575,001
Basic and diluted net loss per share	$(2.19)	$0.60	$(2.41)	$(7.01)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)

(A Company In the Development Stage)

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit)/Equity

(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares (1) (2)		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	(Deficit) Equity
Ordinary shares issued September 21, 2011 at approximately $0.02 per share for cash	1	$-	$-	$-	$-
Ordinary shares issued October 25, 2011 at approximately $0.02 per share for cash	1,049,999	105	24,895	-	25,000
Net Loss	-	-	-	(17,327)	(17,327)
Balance at February 29, 2012	1,050,000	105	24,895	(17,327)	7,673

Sale of 4,000,000 Units on March 22, 2012, net of underwriter’s discount and offering expenses (includes 3,499,999 shares subject to possible conversion)	4,000,000	400	38,322,573	-	38,322,973

Proceeds from issuance of Underwriters’ Options	-	-	500,100	-	500,100

Proceeds from issuance of Insider Warrants	-	-	2,400,000	-	2,400,000

Sale of 200,000 Units on March 30, 2012, net of underwriter’s discount (includes 175,000 shares subject to possible conversion)	200,000	20	1,939,980	-	1,940,000

Net proceeds subject to possible conversion (3,674,999)	(3,674,999)	(367)	(37,397,123)	-	(37,397,490)

Net Loss				(11,379,280)	(11,379,280)
Balance at February 28, 2013	1,575,001	158	5,790,425	(11,396,607)	(5,606,024)

Net Loss				(3,797,967)	(3,797,967)
Balance at November 30, 2013	1,575,001	$158	$5,790,425	$(15,194,574)	$(9,403,991)

(1)	Share amounts have been retroactively restated to reflect the contribution to the Company of 287,500 ordinary shares by the Initial Shareholders on March 9, 2012 (Note 8).

(2)	Reflects an aggregate of 100,000 shares forfeited by the Initial Shareholders on May 1, 2012 because the underwriters’ over-allotment option was not exercised in full (Note 8).

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company In the Development Stage)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended November 30, 2013	For the nine months ended November 30, 2012 (Revised)	For the period September 21, 2011 (Inception) to November 30, 2013
Cash Flow From Operating Activities
Net Loss	$(3,797,967)	$(11,035,838)	$(15,194,574)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	3,301,000	10,738,000	14,270,000
Accrued interest	23,883	(22,027)	(4,108)
Changes in operating assets and liabilities:
Accounts payable	184,084	(13,224)	240,568
Net cash used in operating activities	(289,000)	(333,089)	(688,114)

Cash Flow from Investing Activities
Investment in cash and cash equivalents held in trust	-	(42,740,000)	(42,740,000)
Net cash used in investing activities	-	(42,740,000)	(42,740,000)

Cash Flow From Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	-	25,000
Proceeds from Public Offering, net of offering costs of $1,449,055	-	38,550,945	38,550,945
Payment of additional offering costs	-	-	(108,722)
Proceeds from Warrant Offering	-	2,400,000	2,400,000
Proceeds from Underwriters Options	-	500,100	500,100
Proceeds from Over Allotment, net of offering costs of $60,000	-	1,940,000	1,940,000
Proceeds from note payable to shareholder	100,000	-	302,000
Proceeds from advance from shareholder	150,000	-	-
Repayment of advances from shareholder	-	(71,250)	(71,250)
Repayment of note payable to shareholder	-	(100,000)	(100,000)
Net cash provided by financing activities	250,000	43,219,795	43,438,073
Net increase (decrease) in cash and cash equivalents	(39,000)	146,706	9,959
Cash and cash equivalents, beginning of period	48,959	3,014	-
Cash and cash equivalents, ending of period	$9,959	$149,720	$9,959

Non cash financing activity

Payment of offering costs by shareholder and included in note payable to shareholder	$-	$-	$48,000
Payments of offering costs advanced from shareholder	$-	$71,250	$71,250

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)

(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization, Plan of Business Operations

Tecnoglass Inc. (f/k/a Andina Acquisition Corporation) (a company in the development stage) (the “Company”) was incorporated in the Cayman Islands on September 21, 2011 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

On August 2, 2013, the Company formed Andina Merger Sub, Inc. (“Merger Sub”) in the Cayman Islands, solely for the purpose of effectuating a proposed Business Combination.  At November 30, 2013, Merger Sub owned no material assets and did not operate any business.

On December 20, 2013, the Company held a extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the shareholders considered and adopted, among other matters, a Business Combination with Tecnoglass Holdings. On December 20, 2013, following the Extraordinary General Meeting, the Company consummated the Business Combination.  See “Note 9 – Merger Agreement” for a further discussion of the Agreement and Plan of Reorganization entered into on August 17, 2013, as amended, with Tecnoglass Holding and the consummation of the Business Combination related thereto.

All activity through November 30, 2013 related to the Company’s formation, the Public Offering described below and indentifying and investigating potential target businesses with which to consummate a Business Combination. On March 19, 2012, acting by written consent, the Company’s Board of Directors changed the Company’s fiscal year end from June 30 to February 28 (February 29 for leap years).  In connection with the Merger Agreement, on December 20, 2013, the Company’s year end will be December 31 of each year.

At November 30, 2013, Company was considered to be a development stage company and, as such, the Company’s condensed consolidated financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s public offering which is discussed in Note 3 (“Public Offering”) was declared effective on March 16, 2012. The Company consummated the Public Offering on March 22, 2012, and received proceeds, net of transaction costs, of $38,322,973 from the sale of 4,000,000 units, $2,400,000 from the private placement (“Private Placement”) of warrants to certain of the Company’s shareholders prior to the Public Offering and the Company’s U.S. counsel (collectively “Insider Warrants”) which is described in Note 4, and $500,000 from the Additional Purchase Option discussed in Note 3. On March 30, 2012, the underwriters exercised a portion of their over-allotment option and the Company received an additional $1,940,000, net of transaction costs, discussed in Note 3. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, Insider Warrants and the Additional Purchase Option, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. An amount of $42,740,000 (including the $2,900,000 of proceeds from the sale of Insider Warrants and Additional Purchase Option) was being held in a trust account (“Trust Account”) and invested in U.S. treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within the prescribed time.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 1 – Organization, Plan of Business Operations - (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, was required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to convert their public shares for a pro rata share of the Trust Account. In the event that shareholders owning 87.5% or more of the shares sold as part of the Units in the Public Offering exercised their conversion rights described below, the Business Combination could not be consummated. All of the Initial Shareholders agreed to vote any shares they then held in favor of any proposed Business Combination and waived any conversion rights they had in connection with the Business Combination pursuant to letter agreements executed prior to the Public Offering.

In connection with the proposed Business Combination with Tecnoglass, the Company sought shareholder approval of such Business Combination at a meeting called for such purpose at which shareholders were given the opportunity to convert their shares, regardless of whether they voted for or against the proposed Business Combination. Any Public Shareholder voting on such proposed Business Combination was entitled to demand that his shares be converted for a pro rata portion of the amount then in the Trust Account (approximately $10.18 per share).

The Company incurred a net loss from operations of $15,194,574 for the period from September 21, 2011 (inception) to November 30, 2013.  At November 30, 2013, the Company had $14,067 of cash (including interest earned on Trust Account of $4,108) and a working capital deficit of $476,501. The Company’s accumulated deficit aggregated $15,194,574 at November 30, 2013.  The Company had principally financed its operations from inception through November 30, 2013 using proceeds from sales of its equity securities in the Public Offering (see Note 3) and loans from shareholders.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The balance sheet data at February 28, 2013, was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.  The statements of operations and cash flow for the quarter ended November 30, 2012 have been revised from the original presentation to reflect the correction of an error relating to the accounting for the Company’s outstanding warrants that was recorded and presented in the financial statements for the year ended February 28, 2013. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on June 13, 2013.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period ended November 30, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Earnings Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share.” Net loss per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at November 30, 2013 of 3,674,999 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust earnings.  Income (loss) per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. At November 30, 2013, the Company had not considered the effect of warrants to purchase 9,000,000 ordinary shares and the effect of Unit Purchase Options to purchase 900,000 units in the calculation of diluted income (loss) per share, since the exercise of the Unit Purchase Options and warrants were contingent upon the occurrence of future events. During the nine months ended November 30, 2013 and 2012, there were no outstanding dilutive options, warrants, or other potential ordinary shares which would affect the fully diluted income (loss) per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At November 30, 2013, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At November 30, 2013 and February 28, 2013, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	November 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account and accrued interest	$42,744,108	$42,744,108	$-	$

Warrant Liability	$14,270,000	$-	$-	$14,270,000

	February 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account and accrued interest	$42,767,991	$42,767,991	$-	$

Warrant Liability	$10,969,000	$-	$-	$10,969,000

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Fair value measurements (continued)

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

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance – February 28, 2013	$10,969,000
Fair Value adjustment	3,301,000
Balance – November 30, 2013	$14,270,000

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

The inputs to the model were as follows:

	November 30, 2013	February 28, 2013
The Company’s stock price	$10.17	$9.90
Dividend yield (per share)	N/A	N/A
Risk-free interest rate	0.56%	0.77%
Expected term	3.08 years	3.84 years
Expected volatility rate	15.0%	17.0%

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies- (continued)

Ordinary shares subject to possible conversion

The Company accounted for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and is measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares featured certain conversion rights that were considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at November 30, 2013, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of the warrant liability and value of the unit purchase options issued to the underwriter in the Public Offering.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events that have occurred after the balance sheet date through the date the condensed consolidated financial statements were publically available to determine if events or transactions occurring require potential adjustment to or disclosure in the condensed consolidated financial statements and has concluded that no subsequent events, other than  the Merger Agreement discussed in Note 9, have occurred that would require recognition in the condensed consolidated financial statements.

Note 3 - Public Offering

On March 22, 2012, the Company sold 4,000,000 units (“Units”) at a price of $10.00 per unit in the Public Offering. Each Unit consisted of one ordinary share of the Company and one Warrant to purchase one ordinary share of the Company (“Warrants”).  On March 30, 2012, the underwriter exercised a portion of its over-allotment option and purchased 200,000 units at a price of $10.00 per unit.  The net proceeds received by the Company from the partial exercise of the over-allotment option was $1,940,000 (underwriting discount of $60,000).  Each Warrant entitles the holder to purchase one ordinary share at a price of $8.00 commencing on December 20, 2013 (the consummation of the Business Combination with Tecnoglass Holding) and expiring December 19, 2016 (three years from the completion of the Business Combination with Tecnoglass Holding), or earlier upon redemption. The Warrants may be exercised for cash or on a “cashless basis,” at the holders’ option, by surrendering the Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise; provided, however, that in the event the Warrants are being called for redemption, the “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares (or the closing bid price in the event the ordinary shares are not traded on any specific trading day) is at least $14.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. The Company determined that its outstanding warrants should be accounted for as a liability and recorded at fair value and that this warrant liability should be re-measured at each reporting period with changes in fair value being reflected in the statement of operations. The determination of this accounting methodology was made as a result of potential adjustments to the exercise price of the warrants in certain circumstances as described in the warrant agreement which do not meet the criteria for equity treatment described in ASC 815-45-7D.  In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. The Warrants have been accounted for as a liability amounting to $6,434,000 and $4,907,000 at November 30, 2013 and February 28, 2013, respectively.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 3 - Public Offering - (continued)

The Company paid the underwriters in the Public Offering an underwriting discount of 3.0% ($1,200,000) of the gross proceeds of the Public Offering. The Company also issued a Unit Purchase Option (“Unit Purchase Option”) to purchase 400,000 units to EarlyBirdCapital, Inc. (“EBC”) (and/or its designees) for $100 at an exercise price of $11.00 per unit.     The Company also issued a second Unit Purchase Option (the “Additional Purchase Option”) and, together with the Unit Purchase Option, the “Underwriters Options”) to EBC (and/or its designees) to purchase 500,000 units at an exercise price of $10.00 per unit for $500,000. The units issuable upon exercise of the Underwriter Options were identical to the units sold in the Public Offering. The Company accounted for the fair value of the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this Unit Purchase Option was approximately $1,178,000, or ($2.95 per unit) using a Black-Scholes option-pricing model. The fair value of the Unit Purchase Option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.13% and (3) expected life of five years. The Company accounted for the fair value of the Additional Purchase Option, inclusive of the receipt of $500,000 cash payment, as a cost of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this Additional Purchase Option was approximately $1,638,000 (or $3.28 per unit) using a Black-Scholes option-pricing model. The fair value of the Additional Purchase Option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.13% and (3) expected life of five years. The Underwriter Options may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Underwriter Options (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the Underwriter Options without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Unit Purchase Option or the Warrants underlying the Unit Purchase Option. The holder of the Underwriter Options will not be entitled to exercise the Underwriter Options or the Warrants underlying the Underwriter Options unless a registration statement covering the securities underlying the Underwriter Options is effective or an exemption from registration is available. If the holder is unable to exercise the Underwriter Options or underlying Warrants, the Underwriter Options or Warrants, as applicable, will expire worthless.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
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

On November 12, 2013, the Company notified The NASDAQ Stock Market LLC (“NASDAQ”) that, effective November 25, 2013, the Units would cease to exist and be mandatorily separated into their components.

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

The Initial Shareholders and the holders of the Insider Warrants (or underlying shares) have registration rights with respect to the initial shares and the Insider Warrants (or underlying ordinary shares) pursuant to agreements signed prior to Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Insider Warrants (or underlying ordinary shares) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.  The Insider Warrants have been accounted for as a liability amounting to $7,836,000 and $6,062,000 at November 30, 2013 and February 28, 2013, respectively.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
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

On May 20, 2013, the A. Lorne Weil 2006 Irrevocable Trust-Family Investment Trust (the “Trust”), a trust of which the Chairman of the Board of the Company, his spouse and his descendants are among the beneficiaries, loaned the Company $100,000.  The loan was evidenced by an unsecured promissory note issued to the Trust.  The promissory note was non-interest bearing and was payable by the Company at the consummation by the Company of a Business Combination.  Upon consummation of a Business Combination, the principal balance of the note was entitled to be converted, in whole or in part, at the holder’s option, to warrants of the Company at a price of $0.50 per warrant. In connection with the consummation of the Business Combination with Tecnoglass Holding, the Trust elected to convert the entire principal amount of the note into warrants (or an aggregate of 200,000 warrants).  The terms of the warrants are identical to the Insider Warrants.

During the period, $150,000 was advanced to the Company from a shareholder for operating expenses.  At January 15, 2014, $70,500 was paid back to the shareholder.

Note 6 – Commitments and Contingency

The Company occupied office space provided by an affiliate of an Initial Shareholder. Such affiliate agreed that until the Company consummated a Business Combination, it would make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time at no charge to the Company. This arrangement ceased upon consummation of the Business Combination with Tecnoglass Holding.

In connection with the Public Offering, the Company engaged EBC, on a non-exclusive basis, to act as the Company’s advisor and investment banker in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company agreed to pay EBC an aggregate cash fee of $1,610,000 for such services upon the consummation of its initial Business Combination.  This fee was paid upon consummation of the Business Combination with Tecnoglass Holding.

On August 3, 2012, the Company entered into a non-exclusive financial services agreement with Correval S.A. (“Correval”) through which it was introduced to a number of Latin American companies including Tecnoglass Holding. The agreement with Correval provided that upon consummation of the Business Combination, the Company would pay Correval an amount equal to 0.8% of all amounts retained in Andina’s trust fund after taking into account shareholders who elected to have their shares converted to cash in accordance with the provisions of the Company’s second amended and restated memorandum and articles of association.  Upon consummation of the Business Combination with Tecnoglass Holding, the Company paid Correval $210,744 for such services.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 6 – Commitments and Contingency (continued)

On September 4, 2012, the Company entered into a non-exclusive investment banking advisory agreement with Morgan Joseph TriArtisan, LLC (“MJTA”). The agreement with MJTA provided for the Company to pay MJTA a fee of $500,000 upon consummation of the Business Combination with Tecnoglass Holding.  Such fee was paid upon such consummation.

Note 7 – Investment in Trust Account

Subsequent to the Public Offering, an amount of $42,740,000 of the net proceeds of the Public Offering was deposited in the Trust Account and was held as cash and/or invested in United States treasuries having a maturity of 180 days or less.

As of November 30, 2013, investment securities in the Company’s Trust Account consisted of $42,740,000 in United States Treasury Bills and $4,108 in a “held as cash” account. As of February 28, 2013, investment securities in the Company’s Trust Account consisted of $42,740,000 in United States Treasury Bills and $27,991 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

  The proceeds held in the Trust Account were released from trust upon consummation of the Business Combination with Tecnoglass Holding.

Note 8 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of November 30, 2013, there are no preferred shares issued or outstanding.

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

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 9 – Merger Agreement

On August 17, 2013, the Company and Andina Merger Sub, Inc., its wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Reorganization, as amended as of November 6, 2013 (the “Merger Agreement”), with Tecnoglass S.A., a Colombian company (“Tecnoglass”), C.I. Energia Solar S.A. E.S. Windows, a Colombian company (“ES”), and Tecnoglass Holding, the ultimate parent of Tecnoglass and ES. The Merger Agreement provided for the merger of Merger Sub with and into Tecnoglass Holding, with Tecnoglass Holding surviving and becoming the Company’s wholly-owned subsidiary (the “Merger”), operating through Tecngolass and ES.

Tecnoglass and ES are leading manufacturers of hi-spec, architectural glass and windows for the western hemisphere residential and commercial construction industry, headquartered in Barranquilla, Colombia.

On December 20, 2013, the Company held the Extraordinary General Meeting, at which the shareholders considered and adopted, among other matters, the Merger Agreement. At the Extraordinary General Meeting, holders of 2,251,853 Ordinary Shares of the Company issued in its initial public offering (“public shares”) exercised their rights to convert those shares to cash at a conversion price of approximately $10.18 per share, or an aggregate of approximately $22.9 million.  The conversion price for holders of public shares electing conversion was paid from of the Company’s Trust Account, which had a balance immediately prior to the Closing of approximately $42.7 million. The remaining trust account funds were used to pay transaction expenses of approximately $3.1 million, with the balance available for working capital.

On December 20, 2013, following the Extraordinary General Meeting, the parties to the Merger Agreement consummated the Merger.  In connection with the consummation of the Merger, effective upon the Closing, the Company changed its name to Tecnoglass Inc. The surviving entity in the Merger, Tecnoglass Holding, did not change its name. Tecnoglass and ES are indirect subsidiaries of Tecnoglass Holding. Thus, the Company is the holding company that operates through its direct and indirect subsidiaries, Tecnoglass Holding, Tecnoglass and ES.

In the Merger, the former Tecnoglass Holding shareholders, in exchange for all of the ordinary shares of Tecnoglass Holding outstanding immediately prior to the Merger, received from the Company:

•	an aggregate of 20,567,141ordinary shares of the Company, subject to adjustment upon certain events; and
•	an aggregate of 3,000,000 ordinary shares (the “Earnout Shares”) to be released upon the achievement of certain targets described below.

The Earnout Shares were issued upon completion of the Merger and placed in escrow to be released to the former Tecnoglass Holding shareholders upon the Company’s achievement of specified share price targets or targets based on the Company’s net earnings before interest income or expense, income taxes, depreciation, amortization and any expenses arising solely from the merger charged to income (“EBITDA”) in the fiscal years ending December 31, 2014, 2015 or 2016.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 9 – Merger Agreement – (continued)

The following table sets forth the targets and the number of Earnout Shares issuable to the former Tecnoglass Holding shareholders upon the achievement of such targets:

	Ordinary Share Price Target	EBITDA Target		Number of Earnout Shares
		Minimum	Maximum	Minimum	Maximum
Fiscal year ending 12/31/14	$12.00 per share	$30,000,000	$36,000,000	416,667	500,000
Fiscal year ending 12/31/15	$13.00 per share	$35,000,000	$40,000,000	875,000	1,000,000
Fiscal year ending 12/31/16	$15.00 per share	$40,000,000	$45,000,000	1,333,333	1,500,000

If either the ordinary share target or the maximum EBITDA target is met in any fiscal year, the former Tecnoglass Holding shareholders receive the maximum number of Earnout Shares indicated for the year.

In the event the ordinary share target is not met but the EBITDA falls within the minimum and maximum EBITDA target for a specified year, the number of Earnout Shares to be issued will be interpolated between such targets.

In the event neither the ordinary share target nor the minimum EBITDA target is met in a particular year, but a subsequent year’s share price or EBITDA target is met, the former Tecnoglass Holding shareholders will earn the Earnout Shares for the previous year as if the prior year’s target had been met.

 The former shareholders of Tecnoglass Holding will not be able to sell any of the ordinary shares of the Company that they received in the Merger until December 20, 2014, subject to certain exceptions.

        On December 19, 2013, the Company and the Trust entered into an agreement with a third party shareholder of the Company (the “Holder”) pursuant to which the Holder agreed to use commercially reasonable efforts to purchase up to 1,000,000 ordinary shares of the Company in the open market and agreed that it would not seek conversion or redemption of any such purchased shares in connection with the Merger Agreement. The Holder and its affiliates purchased an aggregate of 985,896 Ordinary Shares of the Company pursuant to this agreement. Pursuant to the agreement, the Trust transferred to the Holder an aggregate of 2,167,867 warrants to purchase Ordinary Shares of the Company. Additionally, EBC transferred to the Holder certain unit purchase options, each to purchase one Ordinary Share and one warrant to purchase one Ordinary Share. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the warrants and shares underlying the warrants, as well as the unit purchase options and underlying securities, transferred to the Holder. In the event the registration statement is not filed by April 1, 2014 or declared effective by June 1, 2014, the Company will be required to pay the Holder a cash penalty of $0.20 per security transferred to the Holder for each month until the registration statement has been filed or declared effective, as the case may be.

Also on December 19, 2013, the Company entered into subscription agreements with two investors pursuant to which such investors agreed to purchase an aggregate of 649,382 Ordinary Shares at $10.18 per Share, or an aggregate of $6,610,709.  This transaction closed on January 16, 2014.

Tecnoglass Inc. and its Subsidiary (f/k/a Andina Acquisition Corporation)
(A Technoglass Holdings in the Development Stage)
Notes to Condensed Consolidated Financial Statements

Note 9 – Merger Agreement – (continued)

 An aggregate of 890,000 Ordinary Shares of the Company payable as merger consideration were placed in escrow at the Closing pursuant to an escrow agreement among the Company, Jose Daes, as representative of the former Tecnoglass Holding shareholders (the “Representative”), A. Lorne Weil and Martha L. Byorum, acting as the committee representing the Company (the “Committee”) and Continental Stock Transfer & Trust Tecnoglass Holdings, as escrow agent (the “Indemnity Escrow Agreement”), to secure the indemnification obligations owed to the Company under the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us” or “our” are to Tecnoglass Inc. (formerly Andina Acquisition Corporation), except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

On August 17, 2013 and as amended on November 6, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Andina Merger Sub, Inc. (“Merger Sub”), Tecnoglass S.A. (“Tecnoglass”), C.I. Energia Solar S.A. E.S. Windows (“ES”) and Tecno Corporation, the ultimate parent of Tecnoglass and ES.  The Merger Agreement provided for the merger of Merger Sub with and into Tecnoglass Holding, with Tecnoglass Holding surviving and continuing as a wholly owned subsidiary of ours (the “Merger”).  The Merger was consummated on December 20, 2013.  See Note 9 in the Company’s financial statements.  Accordingly, we are now a holding company operating through our direct and indirect subsidiaries.

Tecnoglass and ES are leading manufacturers of hi-spec, architectural glass and windows for the western hemisphere residential and commercial construction industries. Headquartered in Barranquilla, Colombia, Tecnoglass and ES operate out of a 1.2 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific. Tecnoglass and ES export 43% of their production to foreign countries and sell to more than 300 customers in North, Central and South America. The United States accounted for approximately 30% of their combined revenues in 2012. Tecnoglass’ and ES’s tailored, high-end products are found on some of the world’s most distinctive properties, including the El Dorado Airport (Bogota), Imbanaco Medical Center (Cali), Trump Plaza (Panama), Trump Tower (Miami), and The Woodlands (Houston).

Results of Operations

Our entire activity from inception up to the closing of our initial public offering on March 22, 2012 was in preparation for that event.  From the offering through December 20, 2013 (the date we consummated the Merger), our activity was limited to the evaluation of business combination candidates, and we did not generate any operating revenues during that time.  Until December 20, 2013, we generated small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income was not significant in view of current low interest rates on risk-free investments (treasury securities).

We had net loss of $3,451,785 for the quarter ended November 30, 2013. This net loss was a result of operating activity composed of $300,000 of professional fees, $13,000 of travel, and a loss of $3,132,000 related to the fair value of warrants which were offset by $2,580 of interest income for the quarter ended November 30, 2013.

We had net income of $952,536 for the quarter ended November 30, 2012.  This net income was a result of operating activity composed of approximately $48,000 of legal and professional fees, $42,000 of insurance fees, and $3,000 of travel expenses, offset by interest income of approximately $9,500 and a gain of $1,038,000 related to the fair value of warrants.

We had net loss of $3,797,967 for the nine months ended November 30, 2013.  This net loss was a result of operating activity composed of approximately $467,000 of professional fees, $36,000 of travel, and a loss of $3,301,000 related to the fair value of warrants which were offset by approximately $21,000 of interest income for the nine months ended November 30, 2013.

We had net loss of $11,035,838 for the nine months ended November 30, 2012.  This net loss was a largely composed of a loss of $10,738,000 related to the fair value of warrants, and additional expenses of printing, insurance, professional fees and travel; which were offset by approximately $22,027 of interest income for the nine months ended November 30, 2012.

During the period from September 21, 2011 (inception) to November 30, 2013, we incurred a net loss of $15,194,574, which was largely composed of $14,270,000 loss related to the fair value of warrants $619,000 of professional fees, $42,000 of Nasdaq fees, insurance of $10,000, $54,000 of printing expense and travel expenses of $127,000 offset by interest income of approximately $49,000.

Liquidity and Capital Resources

As of November 30, 2013, we had $9,959 in our operating bank account. We had $42,744,108 (including $4,108 of interest earned that is eligible for working capital) in restricted cash and equivalents held in trust to be used for a business combination.   We used the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of November 30, 2013, U.S Treasury Bills with one month and three month maturities were yielding approximately .05% and .06%, respectively.

Until consummation of our initial business combination, we used the funds not held in the trust account, as well as loans made by our shareholders or their affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

At the extraordinary general meeting of shareholders held to approve the proposed business combination with Tecnoglass Holding (the “Extraordinary General Meeting”), holders of 2,251,853 Ordinary Shares issued in our initial public offering (“public shares”) exercised their rights to convert those shares to cash at a conversion price of approximately $10.18 per share, or an aggregate of approximately $22.9 million.  The conversion price for holders of public shares electing conversion was paid out of the trust account, which had a balance immediately prior to the closing of approximately $42.7 million. The remaining trust account funds were used to pay transaction expenses of approximately $3.1 million, with the balance available for working capital.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2013.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of November 30, 2013. Based on this evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the period covered by this report because we did not employ an individual with the necessary qualifications to prepare a complete set of condensed consolidated financial statements and related footnotes in accordance with generally accepted accounting principles including all applicable Securities and Exchange Commission pronouncements which resulted in an error related to the accounting for our outstanding warrants.

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

At the Extraordinary General Meeting, holders of 2,251,853 public shares exercised their rights to convert those shares to cash at a conversion price of approximately $10.18 per share, or an aggregate of approximately $22.9 million. After giving effect to the issuance of the Ordinary Shares to the former Tecnoglass Holding shareholders at the closing of the Merger (excluding the Earnout Shares) and the conversion of 2,251,853 of the public shares, there were 23,565,288 Ordinary Shares outstanding as of December 23, 2013.

The conversion price for holders of public shares electing conversion was paid out of the Registrant’s trust account, which had a balance immediately prior to the Closing of approximately $42.7 million. The remaining trust account funds were used to pay transaction expenses of approximately $3.1 million, with the balance available for working capital.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended November 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

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

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Joaquin Fernandez
Joaquin Fernandez
Chief Financial Officer
(Principal financial and accounting officer)

Date: January 21, 2014

