Form 10-K
period 2013-12-31
Tecnoglass Inc.
filed 2014-04-16
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-35436

TECNOGLASS INC.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Avenida Circunvalar a 100 mts de la Via 40
Barrio Las Flores, Barranquilla
Colombia
(Address of Principal Executive Offices)	(Zip Code)

(57)(5)3734000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $41,785,440 based on its last reported sales price of $9.93 on the NASDAQ Capital Market.

As of April 11, 2014, there were 24,310,363 ordinary shares, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

TECNOGLASS INC.

FORM 10-K

FORWARD LOOKING STATEMENTS AND INTRODUCTION

All statements other than statements of historical fact included in this Annual Report on Form 10-K (this “Form 10-K”) including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Unless the context otherwise requires:

•	references to the “Company” and to “we, ” “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;
•	references to “Tecnoglass Holding” are to Tecno Corporation;
•	references to “TG” are to Tecnoglass S.A.; and
•	references to “ES” are to C.I. Energía Solar S.A. E.S. Windows.

PART I

Item 1.	Business.

Overview

We were originally formed under the name “Andina Acquisition Corporation” for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. On March 22, 2012, we consummated our initial public offering (the “IPO”), and on December 20, 2013, we consummated our initial business combination (the “Merger”), whereby our wholly-owned subsidiary merged with and into Tecnoglass Holding. As a result of the Merger, Tecnoglass Holding and its indirect, wholly-owned subsidiaries, TG and ES, became our direct and indirect subsidiaries. Accordingly, the business of Tecnoglass Holding and its subsidiaries became our business. We are now a holding company operating through our direct and indirect subsidiaries.

The Merger was accounted for as a reverse acquisition with Tecnoglass Holding being considered the accounting acquirer in the Merger. For accounting and financial purposes, we were treated as the acquired company, and Tecnoglass Holding was treated as the acquiring company. Accordingly, historical information, including historical financial information and the historical description of our business, for periods and dates prior to December 20, 2013, include information for Tecnoglass Holding and its subsidiaries.

Our Business

General

We are a leading manufacturer of hi-spec, architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 1.2 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific.

We sell our products to more than 800 customers in North, Central and South America. The United States accounted for approximately 36% and 38% of our combined revenues in 2013 and 2012, respectively, and Panama accounted for approximately 6% and 11% of our combined revenues in 2013 and 2012, respectively. Our tailored, high-end products are found on some of the world’s most distinctive properties, including the El Dorado Airport (Bogota), Imbanaco Medical Center (Cali), Trump Plaza (Panama), Trump Tower (Miami), and The Woodlands (Houston).

TG. TG is a leading manufacturer of a variety of glass products installed primarily in commercial and residential buildings, including tempered safety, double thermo-acoustic and laminated glass. TG products are installed in hotels, residential buildings, commercial and corporate centers, universities, airports and hospitals in a variety of applications such as floating facades, curtain walls, windows, doors, handrails, interior and bathroom spatial dividers. Approximately 38% of TG products are supplied to ES for installation in various products that ES manufactures, with the balance of TG products being sold to customers throughout North, Central and South America.

TG also produces aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacture of windows. In 2007, TG established its Alutions plant in Barranquilla, Colombia for extrusion, smelting, painting and anodizing processes, and for exporting, importing and marketing aluminum products. The Alutions plant contributes more than 90% of the raw materials needed for production of TG aluminum products.

Glass Magazine ranked TG as the second largest glass fabricator serving the U.S. market in 2013. We believe that it is the leading glass transformation company in Colombia, capturing 40% of the market share in the country.

ES. ES is a leader in the production of high-end windows, with more than 29 years of experience in the glass and aluminum structure assembly market in Colombia. ES designs, manufactures, markets and installs architectural systems for high, medium and low rise construction, glass and aluminum windows and doors, office dividers and interiors, floating facades and commercial display windows.

To facilitate its participation in the international market, ES’s U.S. commercial ally located in Miami, ES Windows LLC (“ESW LLC”), a company partially owned by Christian T. Daes and José M. Daes, who are also our executive officers and directors, opened two new exclusive distributors in Florida aimed at international customers: AIP (Miami) and IFP (Fort Myers). ESW LLC is a member of the American Architectural Manufacturers Association, a technical information center for the architecture industry with highest standards. ESW LLC sends project specifications and orders from its clients to ES, and in turn, receives pricing quotes from ES which are conveyed to the client. ESW LLC does not install any of our products.

Based on our knowledge of the south Florida construction market, we believe that ES participated in 80% of the high rise building projects in South Florida in the years leading up to the 2008 economic crises through the sale of its products to RC Aluminum Industries (“RC Aluminum”). ES also possesses the requisite permits to commercialize hurricane windows in Miami-Dade County, Florida, one of the most demanding certifications in the world for manufacturers of windows and window frames.

Through sales to customers such as National Enclosure Company (“NEC”) and Enclos Corp. (“Enclos”), ES has expanded its U.S. sales outside of the Florida market for windows, into the high-tech market for curtain walls, a product that is in high demand and represents a new trend in architecture, and floating facades. Due to the sophistication of these new products, ES believes that sales of curtain walls will generate higher margins as compared to traditional window frames from walls or floor to ceiling windows. Curtain walls produced by ES are composed of “high performance” materials that are produced by Alutions and TG with state of the art technology.

In Panama, ES sells products primarily to companies participating in large construction projects in the most exclusive areas of Panama City. For example, ES products were supplied in the construction of the tallest building in Central and South America, The Point, as well as in the construction of other modern hotels in the region such as Megapolis and The Trump. Based on ES’s knowledge of the construction market in Central America, we have entered into one of the highest value window supply contracts in the hotel industry in Central America for the Hotel Soho with an estimated value of $9.0 million.

Competitive Strengths

Vertical Integration

We believe we are unique in vertically integrating the purchase of raw materials, the manufacture of glass and aluminum products and the subsequent production of customized glass and windows for architectural and industrial settings. By vertically integrating these functions, we are able to price our products competitively while maintaining strict quality control measures to guarantee the high quality of our products. Additionally, we benefit from significant advantages in efficiency and time-to-market for new or customized products. This vertically integrated model provides attractive margins with significant operating leverage.

Innovation

We have made significant investments in machinery and equipment in order to utilize the latest technology on our production lines, including a recently completed approximately $27 million capital investment in land, warehouses and state-of-the-art glass making equipment thereby expanding our manufacturing capacity. For certain of our products, we offer DuPont Sentryglas® laminated glass interlayers which are recognized as industry-leading laminated glass solutions with five times the resistance strength of other materials available on the market. We also use a laminator and jumbo tempering oven capable of producing extra-large slabs of laminated glass which are sought after in the high-end window market. These investments in machinery and equipment, together with our highly trained labor force, allow us to offer state-of-the-art custom designed products quickly modified to meet customer demands. We also have a staff of specialists dedicated to product design in order to meet customer specifications.

Superior Customer Service

In addition to manufacturing high quality products, our value proposition to our customers is based on industry-leading lead times, on-time delivery and superior after-sale support. Through the coordinated efforts of our sales teams, product specialists, and field service teams, we deliver high quality service to our customers, from the time the initial order is placed through the delivery and installation of our products. By providing an efficient flow of product from order through delivery, our manufacturing processes allow us to deliver made-to-order products consistently on time, which we believe is an important competitive strength.

Management Experience

José Daes, our chief executive officer, and Christian Daes, our chief operating officer, have more than 30 and 25 years of industry experience, respectively. In addition, our executive management teams have worked together for many years at our operating subsidiaries. This long tenure in the industry, and as a team, has enabled our management to build significant relationships with both clients and field level management. We believe that these relationships, coupled with management’s strong technical expertise, create a significant competitive advantage.

Location

Our headquarters and manufacturing campus is located in Barranquilla, Colombia, which is strategically located near three major ports in Barranquilla, Cartagena and Santa Marta. These ports, which are only two hours’ drive from each other, provide us with sea access to all major markets globally.

High Barriers to Entry

Entry into many of the markets that we serve is limited due to the technical certifications required on high specification building projects. Our success is due in large part to the breadth of our product offering and our reputation for delivering high quality, made-to-order architectural glass on time. These factors are required to compete successfully for multimillion dollar projects typical of our business. Given the vertically-integrated nature of our operations, including the aluminum extrusion products provided by TG, there is a more limited set of competitors and entry into these markets. In addition, the equipment needed to operate in the glass and window industry is expensive, requiring a significant upfront capital investment.

Competitive pricing

We offer our customers highly competitive prices due to efficiencies realized from vertical integration and low labor costs. These competitive advantages allow us great flexibility in pricing their components to be competitive in a variety of markets.

Strategy

We have identified the following items that we believe are important in advancing our business:

Continued investments in machinery and equipment with state-of-the-art technology

We spend approximately $1.7 million per year in designing and developing new products. Additionally, during 2013 we made approximately $10 million in capital investments in warehouses and construction and $19 million investment in state-of-the-art glass making equipment, including jumbo tempering machines capable of producing extra-large glass dimensions, thereby expanding our manufacturing capacity by over 50,000 square feet for TG and over 100,000 square feet for ES in order to double our combined capacity for the next three years.

Development of additional high value products

We have a demonstrated track record of developing new products and will continue to focus on capitalizing on new product opportunities in the future. We constantly identify shifting global trends and growing marketplace needs, and design proposals to meet those needs. A feasibility and tuning program, including testing at specialized laboratories in the U.S., is carried out before marketing a new product. One example is the development of “Thermal Break” products, which consists of extruding two profiles of glass and binding them through a thermal insulator which provides the same structural resistance of aluminum. Thermal Break products are designed for regions that endure extreme temperatures, such as Canada and the northern U.S.

Manufacture the highest quality products in the market through a rigorous quality assurance program

Our plants are organized internally by processes, each of which is independently and continually supervised by the Quality Assurance department. The Quality Assurance department maintains rigorous oversight over energy, water, recyclable waste and process optimization indicators, in order to produce high quality sustainable products. Approximately 30% of all our waste is recycled.

Continued vertical integration provides margin enhancement

We benefit from operating together under a combined facility, providing advantages in meeting customer and market needs and managing costs. By continuing to expand our degree of vertical integration, we can further enhance productivity, create cost efficiencies and increase operating margins.

Leverage strength in Colombia market to further penetrate Latin America

With a strong base in Colombia, we have already successfully expanded into nearby geographies. Our glass products are featured in major construction projects in Argentina, Aruba, Costa Rica, Panama and Puerto Rico. As the construction market throughout Latin America grows, we are positioned to capture new growth in the markets we have currently penetrated, as well as in new high growth countries.

Leverage strength in Florida market to further penetrate U.S.

We believe we have an established and leading presence in the Florida construction market as providers of high value, impact-resistant glass products. ES’s hurricane-proof products are certified in compliance with the stringent requirements of hurricane-proof windows in accordance with applicable U.S. regulations. With a quality of product proven by our success and compliance in the impact-resistant market, we have successfully entered the U.S. remodeling and replacement parts market. In addition, we have the opportunity to grow geographically in the U.S., particularly into other coastal markets on the East Coast which are affected by hurricanes, significant temperature fluctuations and other extreme weather.

Maintain fast and reliable delivery to customers due to strategic location

From the Port of Barranquilla, products can be transported to Panama in one hour and to Houston and Miami within two hours by air, within two days by sea to Panama and within four days by sea to Houston and Miami.

Penetrate additional markets

With a strong base in Colombia and Florida, we will seek to expand into further geographies, such as Asia and Europe. We believe the centralized location of the Port of Barranquilla will aid in our expanding into such new markets.

Products

TG manufactures and sells the following products:

Laminated/Thermo-Laminated Glass — produced by bonding two glass sheets with an intermediate film in-between. As a safety feature, this product fractures into small pieces if it breaks.

Thermo-Acoustic Glass — manufactured with two or more glass sheets separated by an aluminum or micro-perforated steel profile. This product has a double-seal system that ensures the unit’s tightness, buffering noise and improving thermal control. This product serves as an excellent noise barrier, which is used especially in zones close to airports, traffic or wherever there are unpleasant sounds.

Tempered Glass — glass subject to a tempering process through elevated temperatures resulting in greater superficial elasticity and resistance than conventional glass.

Silk-Screened Glass — special paint is applied to glass using automatic machinery and numerical control which ensures paint homogeneity and an excellent finish.

Curved Glass — produced by bending a flat glass sheet over a mold, using an automated heat process, which maintains the glass’ physical properties.

Digital Print Glass — digital printing allows any kind of appearance required by the client, offering versatility to projects. T.

TG’s aluminum products sold through its Alutions brand include bars, plates, profiles, rods and tubes used primarily in the manufacture of architectural glass settings including windows, doors, spatial separators and similar products.

ES manufactures and sells the following products:

Floating facades — act as a window screen hanging outside a building and are available in many technical specifications and profiles to define colors, thickness, glass types, finishes, type of ventilation and design complements.

Windows and Doors — line of window and door products defined by the different types of glass finish, such as normal, impact resistant, hurricane-proof, safety, soundproof and thermal, available in numerous structures, including fixed body, sliding, projecting and guillotine windows, sliding and swinging doors.

Commercial display windows — commercial and interior display windows with a broad range of profiles, colors and crystal finishes. Products combine functionality, aesthetics and elegance and are available in a broad range of structures and materials

Hurricane-proof windows — combine heavy-duty aluminum or vinyl frames with special laminated glass to provide protection from hurricane-force winds up to 180 mph and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects.

Automatic doors — exclusive representative in Colombia of Horton Automatics, a manufacturer of automatic doors including glass window systems.

Bathroom dividers — bathroom cubicle division systems, formed by combining glass panels, frames and doors.

Other — Polyvinyl structures and other components of architectural systems.

Brands and Trademarks

Our brands include Tecnoglass, ES Windows and Alutions. Our registered trademarks include “Alutions by Tecnoglass” with the accompanying logo and “Alutions”. Tecnoglass and ES Windows are not registered as trademarks by us.

Sales, Marketing and Customer Service

Sales and marketing

Our sales strategy primarily focuses on attracting and retaining customers by consistently providing exceptional customer service, leading product quality, and competitive pricing. Our customers also value their shorter lead times, knowledge of building code requirements and technical expertise, which collectively generate significant customer loyalty. Our products are marketed using a combination of their internal sales representatives and independent sales representatives and directly to distributors. Our internal sales representatives receive performance-based compensation based on sales and profitability metrics. We primarily market our products based on product quality, outstanding service, shorter lead times and on-time delivery.

Customer Service

We believe that our ability to provide customers outstanding service quality serves as a strong competitive differentiator. Our customer relationships are established and maintained through the coordinated efforts of our sales and production teams. We employ a team of highly seasoned professionals devoted to addressing customer support with the goal of resolving any issue in a timely manner. In order to promote customer loyalty and employee development, we developed ES Windows University with the primary objectives of training employees to be aware of client and supplier needs and familiarizing them with the our strategic goals in order to improve the competitiveness, productivity and quality of all products and services offered.

Working Capital Requirements

Trade accounts receivable is our largest component of working capital, including receivables relating to contractual retention amounts that can be outstanding throughout the project duration for large-scale architectural projects. Our inventory requirements are not significant since our products are made-to-order rather than build-to-stock. As a result, inventory levels follow customer demand for products produced.

Customers

Our customers include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. We have over 800 customers. Of our 200 most representative customers, about 18% are located in North America, 15% in Central America and 67 % in South America. Excluding revenue from related parties, no customer accounted for 10% or more of our net sales during 2013 or 2012.

Materials and Suppliers

Our primary manufacturing materials include glass, ionoplast, polyvinyl butyral, aluminum and vinyl extrusions. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. Typically, all of our materials are readily available from a number of sources, and no supplier delays or shortages are anticipated.

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. Our main supplier of glass is PPG Industries, located in Pittsburgh, Pennsylvania, one of the world’s leading producers of glass products. In 2013 and 2012, PPG supplied TG with 19% and 21% of its raw material requirements, respectively. Our main suppliers of aluminum are Danostro S.A.S., a Colombian company, and Mitsubishi International Corporation.

Warranties

We offer product warranties which we believe are competitive for the markets in which our products are sold. The nature and extent of these warranties depend upon the product. Our standard warranties are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. In the event of a claim against a product for which we have received a warranty from the supplier, we pass the claim back to the supplier.

Certifications

Among our many designations and certifications, TG has earned The Miami-Dade County Notice of Acceptance, one of the most demanding certificates in the industry and a requirement to market hurricane-resistant glass in Florida. TG’s products comply with Miami-Dade county’s safety code standards as its laminated anti-hurricane glass resists impact, pressure, water and wind. TG is also the only company in Latin America authorized by PPG Industries and Guardian Industries to manufacture floating glass facades.

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

TG Certifications include:

•	NTC-1578
•	ASTM E774 1997
•	ISO 9001: 2008 Certificate of Quality Assurance
•	ISO 14001: 2004 Certificate of Environmental Management
•	Safety Glazing Certification Council (SGCC) for tempered and laminated glass: ANZI
•	Z97 1-2004
•	International Glass Certification Council (IGCC) for insulated glass: ASTM E774 – 97
•	Pittsburgh Plate Glass (PPG) certified supplier
•	Member of ACOLVISE (Colombia Association of Safety Glass Transformers)

ES Certifications include:

•	NTC-ISO 9001: 2008 Certificate of Quality Assurance
•	NTC-ISO 14001: 2004 Certificate of Environmental Management
•	Member of the American Architectural Manufacturers Association (AAMA)
•	Complies with Miami-Dade County’s stringent safety code regulations for hurricane-proof windows

Competitors

We have local competitors in Colombia as well as competitors in the markets internationally, in each of the glass, aluminum and finished products sectors. Glass Technologia en Vidrios y Ventanas S.A., Arquicentro S.A., Industrias Lehner and Aluminum Estructural S.A. compete with us in Colombia in the finished products market. Apogee Enterprises, Inc., PGT, Inc. and WinDoor Inc. compete with us in the U.S. in the finished products market. Golden Glass Security, Vid-plex Universal S.A., Aluace Ltda and Laminados y Blindados compete with us locally in the glass and aluminum markets. Oldcastle, Inc., Trulite Inc., and PRL Glass Systems among others compete with us in the U.S. in the glass and aluminum products markets.

The key factors on which we and our competitors compete for business include: quality, price, reputation, breadth of products and service offerings, and production speed. We face intense competition from both smaller and larger market players who compete against us in our various markets including glass, window and aluminum manufacturing. As we attempt to expand into Asian markets, we face competition from local and regional Asian competitors with low labor costs as well.

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door distributors and dealers, and the retention of customers by delivering a full range of high-quality customized products on demand with short turnaround times while offering competitive pricing. The vertical integration of our operations, our geographic scope, low labor costs and economies of scale have helped our subsidiaries consolidate their leading position in Colombia and bolstered their expansion in the U.S. and other foreign markets.

Sales and Marketing

We employ a limited number of in-house sales employees. Most of our sales and marketing efforts are handled by area sales representatives who work on a commission basis.

We do not rely on significant traditional advertising expenditures to drive net sales. We have established and maintain credibility primarily through the strength of our products, our customer service and quality assurance, the speed at which we deliver finished products and the attractiveness of our pricing. Our advertising expenditures consist primarily of maintaining our subsidiaries’ websites.

Backlog

We had combined outstanding orders of $120 million as of December 31, 2013, as compared to $110 million as of December 31, 2012. Our backlog is comprised mostly of ES’ contract sales for projects that can last up to several years until completion. Backlog grew less than sales between December 31, 2013 and December 31, 2012 as a result of an increase of sales in non-contract form, standard sales. We do not believe that backlog is indicative of our future results of operations or prospects.

Government Regulations

We are subject to extensive and varied federal, state and local government regulation in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety and fire codes. Additionally, certain of the jurisdictions in which we operate require that installation of doors and windows be approved by competent authorities that grant distribution licenses.

Although our business and facilities are subject to federal, state and local environmental regulation, environmental regulation does not have a material impact on our operations.

Research and Development

During the years ended December 31, 2013 and December 31, 2012, we spent approximately $1.7 and $0.7 million in research and development. During 2013 the design and production of new matrices for the extrusion of aluminum profiles for new products and improvements on existing ones represented an increase of $1.0 million compared with the previous year.

Our commercial ally in the United States, ES Windows LLC bears significant costs related to the development of new products, since they pay for the external tests than need to be performed on our products in order to comply with strict building codes. ESWindows LLC is fully permitted to commercialize hurricane windows in the Miami-Dade County, Florida, which has one of the most demanding certifications in the world of window frames.

Employees

As of December 31, 2013, we had a total of 3,102 employees, with 2,031 employed directly by ES and 1,071 employed directly by TG, none of whom is represented by a union. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. Management believes it has good relations with our employees. We provide ongoing training programs to our employees through the self-established E.S. Windows University.

Company History

We were formed under the name “Andina Acquisition Corporation” as an exempted company incorporated in the Cayman Islands on September 21, 2011 in order to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On March 22, 2012, we closed our IPO of 4,000,000 units, with each unit consisting of one ordinary share and one warrant to purchase one ordinary share at an exercise price of $8.00 per share. On March 30, 2012, we consummated the closing of the sale of an additional 200,000 units which were sold subject to the underwriters’ over-allotment option. The 4,200,000 units sold in the IPO, including the units sold subject to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $42,000,000. Simultaneously with the consummation of the IPO, we consummated a private placement of 4,800,000 warrants (“private warrants”) at a price of $0.50 per warrant and, to the underwriters, options to purchase an aggregate of 900,000 units at a price of $500,100, generating total proceeds of $2,900,100. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us were $43,163,000 (which included the $2,900,100 we received from the sale of warrants and the underwriters’ unit purchase options), of which $42,740,000 was deposited into a trust account. The remaining proceeds of $423,000 became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The IPO was conducted pursuant to a registration statement on Form S-1 (Reg. No. 333-178061), that became effective on March 16, 2012.

From the consummation of our IPO until August 17, 2013, we were searching for a suitable target business to acquire. On August 17, 2013, we entered into an agreement and plan of reorganization, pursuant to which agreement, as amended, we acquired Tecnoglass Holding, TG and ES as direct and indirect subsidiaries. On December 20, 2013, we held an extraordinary general meeting of our shareholders, at which our shareholders approved the Merger and other related proposals. On the same date, we closed the Merger and Tecnoglass Holding and its indirect, wholly-owned subsidiaries, TG and ES, became our direct and indirect subsidiaries.

Tecnoglass Holding is a corporation formed under the laws of the Cayman Islands that was founded in 2014 in connection with the Merger. TG is a corporation formed under the laws of Colombia that was founded in 1994 by Jose M. Daes, our Chief Executive Officer, and Christian T. Daes, our Chief Operating Officer. ES is a corporation formed under the laws of Colombia that was founded in 1984 by Jose M. Daes and Christian Daes.

At the closing of the Merger, 2,251,853 of the 4,200,000 public shares sold in our IPO were converted to cash at a conversion price of approximately $10.18 per share, or an aggregate of approximately $22.9 million of the approximately $42.7 million held in the trust account. As consideration for the merger, we issued Energy Holding Corp., a holding company and sole shareholder of Tecnoglass Holding, of which former shareholders of TG and ES are the sole shareholders, an aggregate of 20,567,141 ordinary shares, or approximately 87% of the outstanding ordinary shares. Energy Holding Corp. also has the contractual right to receive an additional 3,000,000 ordinary shares, to be released upon the attainment of specified share price targets or targets based on our EBITDA in the fiscal years ending December 31, 2014, 2015 or 2016.

In connection with the Merger, we changed our name to “Tecnoglass Inc.” We also changed our fiscal year end from February 28th to December 31st in order to coincide with the fiscal year end of Tecnoglass Holding and its subsidiaries.

Additional Information About the Company

We maintain websites for our subsidiaries, TG and ES, which can be found at www.tecnoglass.com and www.energiasolarsa.com, respectively. Although we do not have a website dedicated to Tecnoglass Inc., the corporate filings of Tecnoglass Inc., including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on the Investor Relations page of each of the subsidiary websites, which are updated as soon as reasonably practicable after we electronically file (or furnish in certain cases) such material with the Securities and Exchange Commission. We do not intend for information contained in either subsidiary website, including the Investor Relations pages, to be a part of this Form 10-K.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (or JOBS Act), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. However, we have irrevocably opted not to take advantage of one such exemption which would have allowed us an extended transition period for complying with new or revised accounting standards. We are, and will continue to be, subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We could remain an emerging growth company until the last day of our fiscal year following March 22, 2017 (the fifth anniversary of the consummation of our initial public offering). However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We own and operate a 1.2 million square foot manufacturing complex located in Barranquilla, Colombia. This manufacturing campus houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has four lamination machines with independent assembly rooms, six specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as five silk-screening machines. The Alutions plant has an effective installed capacity of 1,000 tons per month and can create a variety of shapes and forms for windows, doors and related products. We also own three natural gas power generation plants with a capacity of 1,750 kilowatts each which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators.

We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3.	Legal Proceedings.

TG and Tecnoglass USA, Inc., a related party, are named in civil actions for wrongful death, negligence and negligent infliction of emotional distress arising out of a workplace accident where a crate of glass fell and fatally crushed a worker during the unloading process. The case, Olga Conesa, as Personal Representative of the Estate of Wilfredo Tour Fernandez, deceased, and Efrain Tour Roa v. Tecnoglass USA, Inc., Tecnoglass SA, Power Dispatch, Inc., and Amaurys Alvarez, Case No. 11-26873 CA 31, is pending in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiff Olga Conesa is the widow of the worker and has filed the claim on behalf of the Estate, herself and her minor children. Plaintiff Efrain Tour Roa, the decedent's son, also claims he was injured in the accident and is seeking compensatory damages. TG denies liability and intends to rigorously defend the claim. Because the plaintiffs are only suing for non-economic damages (i.e., pain and suffering and loss of enjoyment of husband/father), the total maximum exposure is difficult to predict. TG’s insurance carrier, AIG, is providing coverage to TG under a $3 million wasting policy, which means that the attorneys’ fees and expenses incurred during the defense of the claim reduce the amount of coverage available. The case is scheduled for the trial calendar in Miami-Dade County beginning September 15, 2014.

TG is also a named defendant in In the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. et al., Case No. CACE 11-02811(09), 17th Judicial Circuit in and for Broward County, Florida.Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, a related party. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. The claim was based upon a contract between Diplomat and Shower Concepts for the sale and installation of glass shower and bath doors to be used by Diplomat in hotel that it owned. Shower Concepts chose not to defend against the breach of contract claim and in 2007, the arbitrator rendered an award in the amount of approximately $2 million in favor of Diplomat and against Shower Concepts. The award was confirmed by the Circuit Court and, on July 23, 2008, a final judgment for breach of contract was entered against Shower Concepts. No appeal of the decision was made. On August 11, 2009, Shower Concepts assigned its rights under the contract to Diplomat. On November 9, 2011, Diplomat initiated the underlying action against the Tecnoglass entities and co-defendant, Guardian Industries Corp. The complaint asserted various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tortfeasor, it cannot sue for indemnity. A trial date has not yet been set for this case.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Currently, our ordinary shares are listed on the NASDAQ Capital Market under the symbol TGLS, and our warrants are quoted on the OTCQB marketplace under the symbol TGLSW.

Until January 2014, our warrants were listed on the NASDAQ Capital Market. Prior to the Merger, the trading symbols of our ordinary shares and warrants were ANDA and ANDAW, respectively. From March 2012 through November 2013, our units, sold in our IPO and described elsewhere in this Form 10-K, were traded on the NASDAQ Capital Market under the symbol ANDAU. However, as a condition to the Merger, we separated the units into their component securities (one ordinary share and one warrant) on a mandatory basis and the units ceased public trading.

The following table sets forth the high and low sales prices for our ordinary shares and warrants for the periods indicated since our ordinary shares and warrants commenced trading on May 10, 2012.

	Ordinary Shares		Warrants
Period*	High	Low	High	Low

Fiscal 2014:
First Quarter	$11.15	$8.50	$2.95	$1.08

Fiscal 2013:
Fourth Quarter	$10.40	$8.15	$1.45	$0.45
Third Quarter	$10.23	$9.93	$0.60	$0.18
Second Quarter	$10.00	$9.90	$0.25	$0.15
First Quarter	$10.00	$9.87	$0.27	$0.13

Fiscal 2012:
Fourth Quarter	$12.66	$9.80	$0.25	$0.13
Third Quarter	$9.85	$9.60	$0.25	$0.21
Second Quarter**	$10.00	$9.50	$0.40	$0.25

* Prior to consummation of the Merger, our fiscal year end was February 28th. We changed our fiscal year end to December 31st in connection with the Merger and all periods are stated on a December 31st year end.

** Period Commences May 10, 2012.

Holders

As of April 11, 2014, there were 319 holders of record of our ordinary shares and 18 holders of record of our warrants.

Dividends

We have not paid any dividends on our ordinary shares to date. The payment of any dividends is within the discretion of our board of directors. It is the present intention of the board of directors to retain all earnings for use in the business operations and, accordingly, the board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition.

Use of Proceeds

On November 18, 2011, we filed a registration statement on Form S-1 (File No. 333- 178061) for our IPO, which was declared effective on March 16, 2012. We paid a total of $1,260,000 in underwriting discounts and $477,000 for other costs and expenses related to the IPO. Of the remaining proceeds from the IPO, we placed $39,840,000, plus $2,900,000 from a simultaneous private placement, in a trust account to be used to effectuate our initial business combination. The remaining $423,000 became available to be used, and was used, as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Upon consummation of the Merger, we paid from the trust account (i) approximately $2.2 million to EarlyBirdCapital, Inc. and Morgan Joseph TriArtisan LLC for assisting us in structuring and negotiating the Merger and rendering merger and acquisition advisory services to us, (iii) approximately $1 million for legal fees and expenses, (iii) approximately $22,900,000 to our shareholders who elected to convert their ordinary shares to cash upon consummation of the Merger and (iv) approximately $700,000 for other miscellaneous expenses in connection with consummating the Merger. The remaining proceeds of approximately $15.9 million will be used by us for our working capital needs.

Purchases of Equity Securities by Issuer and Affiliates

Period*	Total number of ordinary shares purchased	Average price paid per ordinary share	Total number of ordinary shares purchased as part of publicly announced repurchase plan		Approximate dollar value of ordinary shares that may yet be purchased under the plan
December 2013	2,251,853	Approximately $10.18	2,251,853	(1)	$0

* Each period covers the full calendar month indicated. There were no repurchases made in omitted months.

(1) In connection with the Extraordinary General Meeting of Shareholders held on December 20, 2013 and as required by our second amended and restated memorandum and articles of association, public holders of our ordinary shares were granted the right to convert their ordinary shares to cash at a conversion price of approximately $10.18 per share. The right to convert ordinary shares expired at the Extraordinary General Meeting of Shareholders. All shares converted in connection with the Merger were cancelled by us, and are no longer issued and outstanding.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF TECNOGLASS AND ES

The following discussion of the Company’s  financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes to those statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Introduction” in this Form 10-K.

Overview

The Company is a holding company operating through its indirect, wholly-owned subsidiaries: TG, which manufactures, transforms, markets and exports a variety of glass products since 1994 and established the Alutions plant in 2007 for aluminum products, and ES, a leader in the production of high-end windows and architectural glass systems. We have more than 30 years’ experience in the glass and aluminum structure assembly market in Colombia.

TG manufactures both glass and aluminum products. Its glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, acoustic glass and digital print glass. Its Alutions plant produces mill finished, anodized, painted aluminum profiles and rods, tubes, bars and plates. Alutions’ operations include extrusion, smelting, painting and anodizing processes, and exporting, importing and marketing aluminum products.

The services portfolio of ES includes design, manufacture, marketing and installation of architectural systems for high, medium and low rise construction, glass and aluminum windows and doors, office dividers and interiors, floating facades and commercial display windows. ES has participated in 80% of the High Rise Building projects in South Florida through a strategic alliance with RC Aluminum.

ES also signed an agreement with AM Craft for the distribution of PVC products and obtained the Step Up program with Broward Housing Authority in charge of Sales in the Caribbean Islands.

Through sales to customers such as NEC and Enclos Corp, ES has expanded its US sales outside of the Florida market, entering into high-tech markets for curtain walls, giving ES a niche market access since this product is in high demand and marks a new trend in architecture. It is a very sophisticated product and therefore garners high margins for ES, far superior to the traditional window frames from walls or floor to ceiling. These products involve high performance materials that are produced by Alutions and TG with state of the art technology.

In Panama, ES sells products primarily to companies participating in large construction projects in the most exclusive areas of the city. For example, ES products were supplied in the construction of the tallest building in Central and South America, The Point, as well as in the construction of the most modern hotels in the region such as Megapolis and The Trump. Based on ES’s knowledge of the construction market in Central America, ES has entered into one of the highest value window supply contracts in the hotel industry in Central America for the Hotel Soho with an estimated value of $9.0 million in supplied products.

ES has also consolidated its position in the Latin American market in recent years to become one of the most important players in the region.

How the Company Generates Revenue

TG  manufactures both glass and aluminum products. Its glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, and digital print glass as well as mill finished, anodized, painted aluminum profiles and produces rods, tubes, bars and plates.

Window production lines are defined depending on the different types of windows: normal, impact resistant, hurricane-proof, safety, soundproof and thermal. ES produces fixed body, sliding windows, projecting windows, guillotine windows, sliding doors and swinging doors. ES produces façade products which include: floating facades, automatic doors bathroom dividers and commercial display windows.

TG sells to over 300 customers using several sales teams based out of Colombia to specifically target regional markets in South, Central and North America. TG has sales representatives in the United States to address that market specifically. In addition, TG has approximately 10 free-lance sales representatives in North America.

ES sells its products through four main offices/sales teams based out of Colombia, Peru, Panama and the US. The Colombia sales team is the largest sales group, which has deep contacts throughout the construction industry. The Colombia sales team markets both ES’s products as well as installation services. The Peruvian office is responsible for South American sales, excluding Colombia. Its sales forces in Panama and the US are not via subsidiaries but arms-length agreements with sales representatives. ES has two types of sales operations: Contract sales, which are the high-dollar, specifically-tailored customer projects; and Standard Form Sales.

Liquidity and Cash Flow

During the years ended in December 31, 2013 and 2012, $10.7 million and $(7.3)  million were generated and used from operations and $8.4 million and $9.2 million were generated from debt.

On December 20, 2013 as a result of the reverse merger described in Item 1 to this Form 10-K, $42.7 million were released from the Company’s trust fund. Holders of 2,251,853 ordinary shares of the Company issued in its IPO exercised their rights to convert those shares to cash for approximately $22.9 million. The Company also entered into subscription agreements with two investors to purchase 649,382 ordinary shares for an aggregate of $6.6 million. After approximately $3.9 million in transaction expenses, these transactions generated $22.5 million for working capital and general corporate purposes in December 2013.

As a subsequent event, on March 5, 2014, the Company entered into a subscription agreement with an affiliate of A. Lorne Weil, the Company’s Non-Executive Chairman of the Board, pursuant to which such affiliate agreed to purchase an aggregate of 95,693 ordinary shares of the Company for $1,000,000, or approximately $10.45 per share, representing a slight premium to the closing price of the ordinary shares immediately prior to the execution of the subscription agreement. The transaction closed on March 14, 2014.

As of December 31, 2013 and 2012, the Company had cash and cash equivalents of approximately $2.9 million and $2.1 million, respectively.

The Company expects that its cash flow from operations, proceeds from borrowings under the company’s lines of credit, and proceeds from the reverse merger will be its primary sources of liquidity and will be sufficient to fund the Company’s cash requirements for the next twelve months.

Additionally, the Company could receive up to $90.2 million from the exercise of warrants and unit purchase options comprised of: up to $40 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $33.6 million upon the exercise of the warrants issued in the Company’s IPO. Any amounts received from such exercises will be used for working capital and other general corporate purposes.

Capital Resources

The Company transforms glass and aluminum which requires significant investments in state of the art technology. During the years ended December 31, 2013 and 2012, the Company made investments primarily in building and construction, and machinery and equipment in the amount of $26.5  million and $25.9 million.

Results of Operations

	For the Years ended
	December 31,
	2013	2012
Net operating revenues	183,294	130,324
Cost of sales	127,875	95,451
Operating expenses
Selling expenses	17,287	11,756
Administrative expenses	10,862	12,138
Total operating expenses	28,149	23,894
Operating income	27,270	10,979
Non-operating revenues and expenses (net)	3,738	1,864
Income tax provision	8,696	3,223
Net income (loss)	22,312	5,892

Comparison of years ended December 31, 2013 and December 31, 2012

The Company’s net operating revenues increased from $130 million in 2012 to $183 million in 2013, or 40%. The increase mostly was driven by planning strategies designed to increase participation in the U.S. market.

The increase is partially due to high quality, reliability, and competitive prices which allowed the Company to further penetrate its existing markets. Sales increase in the U.S. market has accounted for an $17.6  million increase. The increase is also partially due to a diversification of markets within the country since the Company’s sales in the U.S. have historically been in the South Florida region and is now expanding to other regions of the United States. Additionally, the Company has increased market share in the national market with timely delivery, competitive prices, and high quality. Excluding related party sales, sales in Colombia grew by $38.5 million, which represents a 61% increase.

Costs of sales increased $33 million from 2012 to 2013. Purchase of raw materials grew by $21.5 million, or 40%, in direct relation with the increase in sales. The cost of direct labor did not experience significant growth. During previous years the cost of direct labor had grown faster than sales, because there is a lag between when new employees are hired and the company benefits fully from the new hires as most employees at the Company undergo extensive training which usually takes several months. Indirect costs of manufacturing grew $8.7 million. The increase in indirect cost of manufacturing is below the growth level for sales since many of these are fixed costs. Increases were mostly experienced in purchases of natural gas because of increased price and shipping charges.

Selling and Administrative Expenses increased 18%, or $4.3 million, from 2012 to 2013. The increase was comprised of an increase in Selling Expenses of $5.5 million due to increases in the cost of shipping, insurance and personnel offset by a decrease in administrative expenses of $1.3 million comprised mostly due decrease in rent expense.

An extraordinary gain in non-operating income of $7.6 million  arose from the decrease in the fair value of the Warrants liability.

As a result of the foregoing, net income increased 278% from $5.9 million in 2012 to $22.3 million in 2013.

Operating activities

Net cash used in operating activities was $10.7 million, and $(7.3)  million during years ended December 31, 2013 and 2012, respectively. Major uses of cash are as follows:

	December 31, 2013	December 31, 2012
Payments to Suppliers and Employees	121.3	83.1

Taxes	2.7	2.3

Increases in payments to suppliers and employees are a direct consequence of the increase in cost of sales in line with the increase of sales.

Major differences between our net income and cash provided by operating activities are primarily depreciation, along with the timing differences between when we recognize revenues and expenses and when those revenues and expenses are collected or paid.

Investing activities

On December 20, 2013, the Company raised $22.3 million in a reverse merger with Andina Acquisition Corporation.

Financing activities

Our net cash used in financing activities was $8.4 million, $9.2 million during the years ended December 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

Future contractual obligations represent an impact to future cash flows as shown in the table for the period ending December 31:

	Payments Due by Period
Contractual Obligations	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	48,254	14,850	24,098	8,321	985
Capital Lease Obligations	17,833	3,141	6,060	3,426	5,206
Total	66,087	17,991	30,158	11,747	6,191

The above financial liabilities do not include future interest to be paid on this debt, as such rates are variable. The average interest rate is approximately 9.4% and 9.5% per annum for long term debt and capital lease obligations respectively and can vary up or down in accordance with money market rates in Colombia.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Crowe Horwath CO S.A. (“Crowe”), an independent registered public accounting firm, audited the consolidated financial statements for each of TG and ES at December 31, 2012 and 2011, and for each of the two years in the period ended December 31, 2012 (independently for each company). Upon consummation of the Merger, Marcum LLC (“Marcum”) was selected as the auditor for the Company, including its subsidiaries.

Crowe’s report on the consolidated financial statements for each of TG and ES at December 31, 2012 and 2011, and for each of the two years in the period ended December 31, 2012, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the period of Crowe’s engagement by each of TG and ES, and the subsequent interim period preceding Crowe’s dismissal, there were no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Crowe, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods. In addition, no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the period of Crowe’s engagement and the subsequent interim period preceding Crowe’s dismissal.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Tecnoglass, Inc. “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 were not effective. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2013 described below, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013.

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

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

In accordance with the internal control reporting requirements of the Securities and Exchange Commission management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 to make its assessment. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”).

Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2013:

Entity-Level Control – We have not established effective internal controls for the timely identification of significant, non-routine, unusual, or complex events or transactions, inclusive of significant related party transactions and for policies related to management evaluation of certain accounting estimates.

Financial Closing and Reporting Process - We have not established adequate policies and procedures related to accounting and closing practices for interim and annual financial reporting, including sufficient knowledge required for accounting and financial reporting per the requirements of accounting principles generally accepted in the United States as well as periodic filing requirements with the SEC.

Revenue Accounting – We have not developed adequate internal controls over revenue recognition related to fixed price contract revenue in accordance with the percentage completion method.

Management’s Plan to Remediate Material Weaknesses

Management will be taking the following steps to remediate the remaining material weaknesses as follows:

·       Hiring a sufficient number of full-time personnel with the requisite background, education and experience in our finance department

·       Implementing more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements

·       Conducting formal revenue recognition training sessions for key accounting and sales personnel

·       Implementing formal procedures for the consistent processing of and accounting for fixed asset transactions, including a formal review process

·       Implementing formal procedures for estimating valuation allowances for inventory, including a formal review process

·       Implementing a standard financial statement reporting process, such as an accounting and close check-list, and a formal reporting package, to be used by all departments in order for them to report information accurately, timely and in a standard format to our finance department

·       Improving the documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency with general accepted accounting principles

·       Implementing a formalized accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions

·       Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process

·       Improving the interim and annual review and reconciliation process for certain key balance sheet accounts

·       Enhancing the training and education for our international finance and accounting personnel and new hires to our finance team

·       Automating certain key internal controls that are currently performed manually

Changes in Internal Control Over Financial Reporting

For the fiscal year ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	53	Chief Executive Officer and Director
Christian T. Daes	49	Chief Operating Officer and Director
Joaquin Fernandez	53	Chief Financial Officer
A. Lorne Weil	63	Non-Executive Chairman of the Board
Samuel R. Azout	54	Director
Juan Carlos Vilariño	51	Director
Martha (Stormy) L. Byorum	59	Director
Julio A. Torres	46	Director

José M. Daes has served as our chief executive officer and a director since December 2013. Mr. Daes has over 30 years’ experience starting and operating various businesses in Colombia and the U.S. Mr. Daes has served as chief executive officer of ES since its inception in 1984, responsible for all aspects of ES’s operations. Mr. Daes began his career in textiles, importing textiles from Japan to Colombia and later owned and operated an upscale clothing store with multiple locations in Miami. Mr. Daes is the older brother of Christian T. Daes, our chief operating officer and a director.

We believe Mr. Daes is well-qualified to serve as a member of our board of directors due to his operational experience with ES and TG and his knowledge of the industry within which they operate.

Christian T. Daes has served as our chief operating officer and a director since December 2013. Mr. Daes has served as the chief executive officer of Tecnoglass since its inception in 1994, responsible for all aspects of Tecnoglass’s operations. Mr. Daes’s philanthropic activities include founding the Tecnoglass-ES Windows Foundation, which promotes local development, health and social programs in Barranquilla, Colombia. Mr. Daes is the younger brother of José M. Daes, our chief executive officer and a director.

We believe Mr. Daes is well-qualified to serve as a member of our board of directors due to his operational experience with ES and TG and his knowledge of the industry within which they operate.

Joaquín F. Fernández has served as our chief financial officer since December 2013 and the chief financial officer for TG and ES since 2007. He has also served as a director of ES since January 2002. Mr. Fernández oversees the gathering, reporting, presentation and interpretation of the historical financial information for us and our subsidiaries, as well as implementation of financial strategy for us. Prior to joining TG and ES, Mr. Fernández worked at fuel distribution, outsourcing, and public service companies.

A. Lorne Weil has served as a member of our board of directors and non-executive chairman of the board since our inception. He has also served as a director of Sportech Plc, one of the largest suppliers and operators of pools/tote (often also referred to as pari-mutuel) betting in the world, since October 2010. From October 1991 to November 2013, Mr. Weil served as chairman of the board of Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide, and served as its chief executive officer from April 1992 until November 2013. Mr. Weil also served as president of Scientific Games from August 1997 to June 2005. From 1979 to November 1992, Mr. Weil was president of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries. Previously, Mr. Weil was vice president of corporate development at General Instrument Corporation, working with wagering and cable systems.

We believe Mr. Weil is well-qualified to serve as a member of our board of directors due to his extensive business experience in strategic planning and corporate development, his contacts he has fostered throughout his career, as well as his operational experience.

Samuel R. Azout has served on our board of directors since December 2013 and on the board of TG since February 2009. Since March 2013, Mr. Azout has served as an investment manager for Abacus Real Estate. From January 2012 to March 2013, Mr. Azout served as the chief executive officer of the National Agency for Overcoming Extreme Poverty in Colombia, an organization formed by the government of Colombia to assist families in poverty. From September 2008 to January 2012, Mr. Azout was the senior presidential advisor for Social Prosperity, employed by the administration of the President of Colombia. Prior to this, Mr. Azout served as chief executive officer of Carulla Vivero S.A., the second largest retailer in Colombia, for 10 years, until he led its sale to Grupo Exito in 2006.

We believe Mr. Azout is well-qualified to serve as a member of our board of directors due to his contacts and business relationships in Colombia.

Juan Carlos Vilariño has served on our board of directors since December 2013, on the board of TG since November 1995 and on the board of ES since March 1997. Mr. Vilariño has worked as the general manager of various business highway concession consortiums in Colombia including the Malla Vial del Atlántico Highway Concession Consortium since 1993 and the Barranquilla-Ciénaga Highway Concession consortium since 1999. Mr. Vilariño began his career as the assistant vice president in the general consulting department of Finance Corporation of the North, S.A. We believe Mr. Vilariño is well-qualified to serve as a member of our board of directors due to his contacts and business relationships in Colombia.

Martha (Stormy) L. Byorum has served as a member of our board of directors since November 2011. Ms. Byorum is founder and chief executive officer of Cori Investment Advisors, LLC (Cori Capital), a financial services entity that was most recently (January 2005 through August 2013) a division of Stephens Inc., a private investment banking firm founded in 1933. Ms. Byorum was also an executive vice president of Stephens Inc. from January 2005 until August 2013. From March 2003 to December 2004, Ms. Byorum served as chief executive officer of Cori Investment Advisors, LLC, which was spun off from VB&P in 2003. Ms. Byorum co-founded VB&P in 1996 and served as a Partner until February 2003. Prior to co-founding VB&P in 1996, Ms. Byorum had a 24-year career at Citibank, where, among other things, she served as chief of staff and chief financial officer for Citibank’s Latin American Banking Group from 1986 to 1990, overseeing $15 billion of loans and coordinating activities in 22 countries. She was later appointed the head of Citibank’s U.S. Corporate Banking Business and a member of the bank’s Operating Committee and a Customer Group Executive with global responsibilities.

Ms. Byorum is a Life Trustee of Amherst College and a chairman of the finance committee of the board of directors of Northwest Natural Gas, a large distributor of natural gas services in the Pacific Northwest.

We believe Ms. Byorum is well-qualified to serve as a member of the board of directors due to her operational experience with Cori Capital Advisors, VB&P and Citibank and her financial background, which includes having served on the audit committees of four publicly-traded companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis except for the following: (i) Forms 3 for each of Jose M. Daes, Christian T. Daes, Samuel Azout, Juan Carlos Vilarino and Joaquin Fernandez, each filed separately on March 18 , 2014, (ii) a Form 3 filed jointly by Energy Holding Corporation and Alberto Velilla Becerra filed on April 15, 2014 and (ii) a Form 4 for Joaquin Fernandez filed on April  15, 2014.

Code of Ethics

In March 2012, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to TG Inc., Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia, Attn: Corporate Secretary.

Corporate Governance

Audit Committee

We have a standing audit committee of the board of directors, which consists of Martha L. Byorum, Samuel R. Azout and Julio Torres, with Martha L. Byorum serving as chairman. Each of the members of the audit committee is independent under the applicable NASDAQ listing standards.

The audit committee has a written charter, a copy of which was filed with our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2013. The purpose of the audit committee is to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls. The audit committee’s duties, which are specified in the audit committee charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding its financial statements or accounting policies

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors,” as defined for audit committee members under the NASDAQ listing standards and the rules and regulations of the Securities and Exchange Commission, who are “financially literate,” as defined under NASDAQ’s listing standards. NASDAQ’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The board of directors has determined that Martha Byorum satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert” as defined under rules and regulations of the Securities and Exchange Commission.

Nominating Committee

We have a standing nominating committee, which consists of A. Lorne Weil, Martha L. Byorum, Samuel R. Azout and Juan Carlos Vilariño, with A. Lorne Weil serving as chairperson. Each member of the nominating committee is an “independent director” as defined under NASDAQ listing standards. Pursuant to its written charter, a copy of which was filed with our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2013, our nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors.

Guidelines for Selecting Director Nominees

The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Currently, the guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

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

There have been no material changes to the procedures by which shareholders may recommend nominees to the nominating committee.

Compensation Committee

We have a standing compensation committee consisting of Julio Torres, Samuel R. Azout and Juan Carlos Vilariño, with Julio Torres serving as chairperson. Pursuant to the compensation committee charter, a copy of which was filed with our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2013, the compensation committee oversees our compensation and employee benefit plans and practices, including our executive, director and other incentive and equity-based compensation plans. The specific responsibilities of the compensation committee include making recommendations to the board regarding executive compensation of our executive officers and non-employee directors, administering our 2013 Long-Term Incentive Equity Plan, and preparing and reviewing compensation-related disclosure, including a compensation discussion and analysis and compensation committee report (if required), for our filings with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

Overview

Our policies with respect to the compensation of our executive officers are administered by our board in consultation with our compensation committee. Our compensation policies are intended to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, the compensation committee is charged with recommending executive compensation packages to our board.

Prior to consummation of the Merger in December 2013, none of our executive officers or directors received compensation for services rendered to us. No compensation or fees of any kind, including finders, consulting or other similar fees, were paid to any of our initial shareholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they rendered in order to effectuate, the consummation of the initial business combination.

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2013 and 2012 of each of our named executive officers. Our named executive officers include: B. Luke Weil, Julio Torres and Luis Eduardo Robayo Salom, each of whom previously served as our chief executive officer during the year ended December 31, 2013; Jose M. Daes, our current chief executive officer; and Christian T. Daes and Joaquin Fernández, our two most highly compensated executive officers for the fiscal year ended December 31, 2013 other than our current chief executive officer.

Name and principal position	Year	Salary	Bonus	Total
B. Luke Weil (1)	2013	—	—	—
Former Chief Executive Officer	2012	—	—	—
Julio Torres (2)	2013	—	—	—
Former Co-Chief Executive Officer	2012	—	—	—
Luis Eduardo Robayo Salom (2)	2013	—	—	—
Former Co-Chief Executive Officer	2012	—	—	—
Jose M. Daes (3)	2013	$720,000	$100,000	$820,000
Chief Executive Officer	2012	$720,000	$100,000	$820,000
Christian T. Daes (4)	2013	$720,000	$100,000	$820,000
Chief Operating Officer	2012	$720,000	$100,000	$820,000
Joaquin Fernández (5)	2013	$120,000	-	$120,000
Chief Financial Officer	2012	$105,808	$4,514	$110,322

(1)	Mr. Weil served as the chief executive officer from January 2013 to December 2013. Mr. Weil resigned as chief executive officer in connection with the Merger. Mr. Weil is the son of A. Lorne Weil, our non-executive chairman of the board.
(2)	Messrs. Torres and Salom served as co-chief executive officers from October 2011 to January 2013.
(3)	Mr. Daes was appointed chief executive officer in December 2013 in connection with the merger. Mr. Daes also serves as chief executive officer of ES. Compensation information for 2012 and 2013 includes amounts paid to Mr. Daes in his capacity as chief executive officer of ES prior to the Merger.
(4)	Mr. Daes was appointed chief operating officer in December 2013 in connection with the merger. Mr. Daes also serves as chief executive officer of Tecnoglass. Compensation information for 2012 and 2013 includes amounts paid to Mr. Daes in his capacity as chief executive officer of Tecnoglass prior to the Merger.
(5)	Mr. Fernández was appointed chief financial officer in December 2013 in connection the merger. Mr. Fernández also serves as chief financial officer of Tecnoglass and ES. Compensation information for 2012 and 2013 includes amounts paid to Mr. Fernández in his capacity as chief financial officer of Tecnoglass and ES prior to the Merger.

Compensation Arrangements with Named Executive Officers

At present, we do not have employment agreements in place for our current executive officers. We have determined to continue the compensation arrangements that were in place for each Messrs. Daes and Daes with ES and Tecnoglass, respectively, providing for an annual base salary of $720,000, and to provide an annual base salary to Mr. Fernández equal to approximately $150,000 going forward. Our compensation committee may determine to award a discretionary cash bonus to such executive officers as has been awarded in the past by Tecnoglass and ES, and may also determine to award to such executive officers share options, share appreciation rights or other awards under our 2013 Long-Term Equity Incentive Plan. We anticipate continuing these compensation arrangements until we enter into employment agreements with our executive officers. Upon entry into employment agreements with our executive officers, we will file a Current Report on Form 8-K to disclose the material terms of such agreements.

Equity Awards at Fiscal Year End

As of December 31, 2013, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Director Compensation

For the year ended December 31, 2013, we did not compensate any of our directors for their service on the board. However, we did reimburse our directors for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 11,  2014 regarding the beneficial ownership of our ordinary shares by:

•	Each person known to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	Each director and each named executive officer; and
•	All current executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The percentage of beneficial ownership is calculated based on 24,310,363 ordinary shares outstanding as of April 11, 2014. Shares which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership
Directors and Named Executive Officers
Jose M. Daes Chief Executive Officer and Director	0	(2)	0%
Christian T. Daes Chief Operating Officer and Director	0	(2)	0%
Samuel R. Azout Director	0		0%
Juan Carlos Vilarino Director	0		0%
Joaquin F. Fernandez Chief Financial Officer	20,567,141	(3)	84.6%
A. Lorne Weil Chairman of the Board	10,000	(4)	*
Julio A. Torres Director	172,000	(5)	*
Martha L. Byorum Director	205,000	(5)	*
B. Luke Weil Former Chief Executive Officer	1,116,000	(6)	4.6%
Luis Eduardo Robayo Salon Former Chief Executive Officer	165,000	(5)	*
All directors and executive officers as a group (8 persons)
Five Percent Holders:
Energy Holding Corporation	20,567,141	(3)	84.6%
David Sandberg 304 Park Avenue South, 11th Floor New York, NY 10010	1,855,114	(7)	7.6%
Polar Securities Inc. 401 Bay Street, Suite 1900 PO Box 19 Toronto, Ontario M5H 2Y4 Canada	1,260,648	(8)	5.2%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Represents all ordinary shares held by Energy Holding Corporation, of which Messrs. Fernandez and Alberto Velilla Becerra are directors and may be deemed to share voting and dispositive power over such shares. Does not include the shares that may be issued to Energy Holding Corporation upon achievement of certain share price and earnings targets.

(4)	Represents shares held by LWEH LLC, of which Mr. Weil is the operating manager. Does not include 253,000 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children. Does not include 95,693 ordinary shares and 473,337 ordinary shares issuable upon exercise of 473,337 private warrants held by The A. Lorne Weil 2006 Irrevocable Trust - Family Investment Trust, of which Mr. Weil, his spouse and his descendants are beneficiaries but over which Mr. Weil does not exercise voting or dispositive power.

(5)	Includes 125,000 ordinary shares issuable upon the exercise of 125,000 private warrants held by such reporting person, which became exercisable upon consummation of our initial business combination. Does not include ordinary shares held by LWEH LLC, of which the individual is a member.

(6)	Includes (i) 148,000 ordinary shares held by Mr. Weil, (ii) 168,000 ordinary shares held by Child Trust f/b/o B. Luke Weil u/a dated March 4, 2010 and (iii) 800,000 ordinary shares issuable upon the exercise of 800,000 private warrants held by Mr. Weil, which warrants became exercisable upon consummation of our initial business combination.

(7)	Includes (i) 224,538 ordinary shares held by The Red Oak Fund, LP (“Red Oak”), (ii) 710,292 ordinary shares issuable upon the exercise of warrants held by Red Oak, (iii) 40,416 ordinary shares issuable upon exercise of unit purchase options (and the underlying warrants) held by Red Oak, (iv) 205,581 ordinary shares held by Pinnacle Opportunities Fund, LP (“Pinnacle”), (v) 637,282 ordinary shares issuable upon the exercise of warrants held by Pinnacle and (vi) 37,004 ordinary shares issuable upon exercise of unit purchase options (and the underlying warrants) held by Pinnacle. Mr. Sandberg is the controlling member of Red Oak Partners, LLC, the general partner of Red Oak and a managing member of Pinnacle Partners LLC, the general partner of Pinnacle, and accordingly may be deemed to beneficially own the ordinary shares held by Red Oak and Pinnacle. Information was derived from an Amendment No. 1 to Schedule 13G filed on February 13, 2014.

(8)	Includes (i) 2,470 ordinary shares issuable upon the exercise of warrants held by North Pole Capital Master Fund (“North Pole”), (ii) 55,067 ordinary shares held by Altaris Offshore (“AO”), (iii) 51,625 ordinary shares issuable upon the exercise of warrants held by AO, (iv) 594,315 ordinary shares held by Altaris Offshore Levered (“AOL”) and (v) 557,171 ordinary shares issuable upon exercise of warrants held by AOL. Polar Securities serves as investment advisor to North Pole, AO and AOL. Information was derived from an Amendment No. 2 to Schedule 13G filed on January 27, 2014.

Equity Compensation Plans

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	1,593,917
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,593,917

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2013, no awards had been made under the 2013 Plan.

Item	13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Pre-Merger Related Transactions of the Company

Prior to our IPO, A. Lorne Weil advanced to us an aggregate of $100,000 to cover expenses related to the IPO. The loan was payable without interest on the earlier of (i) November 8, 2012, (ii) the consummation of our IPO or (iii) the date on which we determined not to proceed with the IPO. We paid this loan using proceeds of our IPO not placed in trust.

In May 2012, our initial shareholders forfeited an aggregate of 100,000 shares since the underwriters in our IPO did not exercise their over-allotment option in full. We recorded the aggregate fair value of the shares forfeited to treasury shares and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the ordinary shares forfeited and the price paid for such repurchased shares. The repurchased shares were immediately cancelled, resulting in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

Certain of the initial shareholders, including our former chief executive officers and former and certain current directors, and other persons purchased private warrants from us on a private placement basis simultaneously with the consummation of our IPO, for an aggregate purchase price of $2,400,000. The funds from such purchase were deposited into the trust account simultaneously with the consummation of our IPO. The private warrants are identical to the warrants underlying the units sold in our IPO, except that they are exercisable for cash or on a cashless basis, at the holder’s option, and will are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their permitted transferees.

On May 20, 2013, the A. Lorne Weil 2006 Irrevocable Trust — Family Investment Trust, a trust of which A. Lorne Weil, his spouse and his descendants are among the beneficiaries, loaned us $100,000 to meet our working capital needs pending our initial business combination. This loan was evidenced by a promissory note payable upon consummation of our initial business combination, in cash without interest, or, at the holder’s discretion and upon approval by our shareholders (which was obtained in connection with the Merger), by conversion into warrants at a price of $0.50 per warrant. This note was converted into 200,000 warrants upon consummation of the Merger.

Pre-Merger Related Transactions of Tecnoglass and ES

TG

In the fiscal year ended December 31, 2013 prior to the Merger, transactions with TG shareholders resulted in TG generating $39,209,282 in revenues exclusively comprised of sales to ES which was a shareholder of TG leading up to the merger and $5,853,178 in accounts receivables. Transactions with directors resulted in $22,000 in accounts receivable. TG also paid its directors $517,000 in salaries.

In the fiscal year ended December 31, 2012, transactions with TG shareholders resulted in TG generating $28,294,000 in revenues and $25,076,000 in accounts receivables. TG also purchased equipment from its shareholders of $16,000 and paid its directors $483,000 in salaries.

ES

In the fiscal year ended December 31, 2013 prior to the Merger, transactions with ES shareholders resulted in ES generating $244,000 in revenues, $147,000 in accounts receivables and $17,270,828 in accounts payables. ES also purchased equipment from its shareholders $5,276,000. Transactions with its directors resulted in $2,000 in accounts receivables and $22,000 in revenues. ES paid its directors $775,000 in salaries.

In the fiscal year ended December 31, 2012, transactions with ES shareholders resulted in ES generating $30,000 in revenues, $461,000 in accounts receivables and $25,076,000 in accounts payables. ES also purchased equipment from its shareholders $29,086,000. Transactions with its directors resulted in $109,000 in accounts receivables and $4,000 in revenues. ES also paid its directors $638,000 in salaries.

E.S. Windows, LLC

The majority of shares of ESW LLC, a Florida limited liability company, are owned by Jose Daes, Christian Daes and Evelyn Daes. ESW LLC acts as one of ES’s importers and distributors in the U.S. ESW LLC sends project specifications and orders from its clients to ES, and in turn, receiving pricing quotes from ES which are conveyed to the client. ESW LLC does not install any of our products. ESW LLC’s ownership is as follows: 30% of its membership interests are held by Jose Daes, 20% of its membership interests are held by Christian Daes, 10% of its membership interests are held by Evelyn Daes, and the remaining 40% of membership interests are held by two Panamanian companies unaffiliated with the Daes family. Sales to ESW LLC amounted to $28.9 million and $19.6 million during the years ended in December 31, 2013 and December 31, 2012.

Merger Consideration

Energy Holding Corporation, the sole shareholder of Tecnoglass Holding whose shareholders are all of the former shareholders of Tecnoglass and ES, received 20,567,141 ordinary shares in consideration of all of the outstanding and issued ordinary shares of Tecnoglass Holding. Energy Holding Corporation may not sell or transfer its shares until December 20, 2014, subject to certain limited exceptions.

Energy Holding Corporation also has the contractual right to receive an additional 3,000,000 ordinary shares, to be released upon the attainment of specified share price targets or targets based on our EBITDA in the fiscal years ending December 31, 2014, 2015 or 2016.  The following table sets forth the targets and the number of earnout shares issuable to Tecnoglass Holding shareholders upon the achievement of such targets:

	Ordinary Share	EBITDA Target		Number of Earnout Shares
	Price Target	Minimum	Maximum	Minimum	Maximum
Fiscal year ending 12/31/14	$12.00 per share	$30,000,000	$36,000,000	416,667	500,000
Fiscal year ending 12/31/15	$13.00 per share	$35,000,000	$40,000,000	875,000	1,000,000
Fiscal year ending 12/31/16	$15.00 per share	$40,000,000	$45,000,000	1,333,333	1,500,000

If either the ordinary share target or the maximum EBITDA target is met in any fiscal year, Energy Holding Corporation receives the maximum number of earnout shares indicated for the year. In the event the ordinary share target is not met but the combined company’s EBITDA falls within the minimum and maximum EBITDA target for a specified year, the number of earnout shares to be issued will be interpolated between such targets. In the event neither the ordinary share target nor the minimum EBITDA target is met in a particular year, but a subsequent year’s share price or EBITDA target is met, Energy Holding Corporation will earn the earnout shares for the previous year as if the prior year’s target had been met.

Joaquin Fernandez and Alberto Velilla Becerra are directors of Energy Holding Corporation. Jose Daes and Christian Daes are shareholders of Energy Holding Corporation.

Registration Rights

Our initial shareholders, Energy Holding Corporation, holders of the private warrants and warrants issued upon conversion of the promissory note (described above) (and all underlying securities), are entitled to registration rights pursuant to an agreement entered into on December 20, 2013. The holders of a majority of these securities are entitled to make up to two demands that we register such securities, and have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the merger. Pursuant to the agreement, we will bear the expenses incurred in connection with the filing of any such registration statements. All such securities were included on our Registration Statement on Form S-3 filed on February 11, 2014, which has not yet been declared effective.

Transfer Agreements in connection with Merger

On December 19, 2013, we entered into an agreement with an affiliate of A. Lorne Weil, our non-executive chairman of the board, and a third party shareholder pursuant to which the third party shareholder agreed to use commercially reasonable efforts to purchase up to 1,000,000 ordinary shares in the open market and agreed that it would not seek conversion or redemption of any such purchased shares in connection with the Merger. This third party shareholder and its affiliates purchased an aggregate of 985,896 ordinary shares pursuant to this agreement. Pursuant to the agreement, Mr. Weil’s affiliate transferred to the third party shareholder and its affiliates an aggregate of 2,167,867 private warrants. Additionally, EarlyBirdCapital, Inc., our financial advisor, transferred to the third party shareholder and its affiliates certain unit purchase options, each to purchase one ordinary share and one warrant to purchase one ordinary share. We agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the warrants and shares underlying the warrants, as well as the unit purchase options and underlying securities, transferred to the shareholder and its affiliates, which such registration statement was filed on February 11, 2014. In the event the registration statement is not declared effective by June 1, 2014, we will be required to pay the shareholder and its affiliates a cash penalty of $0.20 per security transferred to them for each month until the registration statement has been declared effective.

Also on December 19, 2013, we entered into subscription agreements with two investors pursuant to which such investors agreed to purchase an aggregate of 649,382 ordinary shares at $10.18 per Share, or an aggregate of $6,610,709. In connection with this purchase, the affiliate of Mr. Weil transferred an aggregate of 608,796 private warrants to such investors. We agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the warrants and shares underlying the warrants, transferred to these investors, which such registration statement was filed on February 11, 2014, and agreed to use our best efforts to have such registration statement declared effective by the Securities and Exchange Commission as soon as possible.

Indemnification Agreements

Effective March 5, 2014, we entered into indemnification agreements with each of our executive officers and members of our board of directors. The indemnification agreements supplement our Third Amended and Restated Memorandum and Articles of Association and Cayman Islands law in providing certain indemnification rights to these individuals. The indemnification agreements provide, among other things, that we will indemnify these individuals to the fullest extent permitted by Cayman Islands law and to any greater extent that Cayman Islands law may in the future permit, including the advancement of attorneys' fees and other expenses incurred by such individuals in connection with any threatened, pending or completed action, suit or other proceeding, whether of a civil, criminal, administrative, regulatory, legislative or investigative nature, relating to any occurrence or event before or after the date of the indemnification agreements, by reason of the fact that such individuals is or were our directors or executive officers, subject to certain exclusions and procedures set forth in the indemnification agreements, including the absence of fraud or willful default on the part of the indemnitee and, with respect to any criminal proceeding, that the indemnitee had no reasonable cause to believe his conduct was unlawful.

Private Placement with Affiliate of A. Lorne Weil

On March 5, 2014, we entered into a subscription agreement with an affiliate of A. Lorne Weil, our Non-Executive Chairman of the Board, pursuant to which such affiliate agreed to purchase an aggregate of 95,693 ordinary shares at an aggregate price of $1,000,000, or approximately $10.45 per share, representing a slight premium to the closing price of our ordinary shares immediately prior to the execution of the subscription agreement. The closing of the purchase took place on March 14, 2014. We have agreed to file a registration statement covering the resale of these shares by July 14, 2014.

Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries are a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

We adhere to the NASDAQ listing standards in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.

The NASDAQ listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, we have affirmatively determined that Messrs. Weil, Azout, Vilariño, Torres and Ms. Byorum qualify as independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. Prior to the Merger, Crowe Horwath CO S.A. acted as the independent registered public accounting firm of Tecnoglass and ES. During 2013, the Company paid $137,000 to Crowe Horwath CO S.A for audit and audit related fees.

Audit Committee Approval

Our audit committee pre-approved all the services performed by Marcum LLP. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Changes in Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Reorganization dated as of August 17, 2013 and as amended November 6, 2013, by and among the Company, Andina Merger Sub, Inc., Tecnoglass S.A., C.I. Energía Solar S.A. E.S. Windows and Tecno Corporation	By Reference	Schedule 14A	December 4, 2013
3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Form of First Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012

Exhibit No.	Description	Included	Form	Filing Date
4.5	Form of Second Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 7, 2012
10.1	Form of Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Shareholders.	By Reference	S-1/A	March 12, 2012
10.2	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.3	Advisory Services Agreement between the Company and Morgan Joseph TriArtisan LLC	By Reference	10-K/A	June 17, 2013
10.4	Promissory Note issued to A. Lorne Weil 2006 Irrevocable Trust – Family Investment Trust	By Reference	10-K	June 13, 2013
10.5	Indemnity Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.6	Additional Shares Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.7	Form of Lock-Up Agreement between the Company and Energy Holding Corporation	By Reference	8-K	August 22, 2013
10.8	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.9	Form of Subscription Agreement	By Reference	8-K	December 19, 2013
10.10	Form of Warrant/UPO Transfer Agreement	Herewith
10.11	Form of Indemnification Agreement	By Reference	8-K	March 6, 2014
21	List of subsidiaries.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

Exhibit No.	Description	Included	Form	Filing Date
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
101.INS	XBRL Instance Document	To be filed by Amendment
101.SCH	XBRL Taxonomy Extension Schema	To be filed by Amendment
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	To be filed by Amendment
101.DEF	XBRL Taxonomy Extension Definition Linkbase	To be filed by Amendment
101.LAB	XBRL Taxonomy Extension Label Linkbase	To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2014.

TECNOGLASS INC.

By:	/s/ Joaquin Fernandez
Name:	Chief Financial Officer
Title:	Chief Financial Officer (Principal
Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Tecnoglass Inc. hereby constitute and appoint Jose Daes and Joaquin Fernandez with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer (Principal	April 16, 2014
Jose M. Daes	Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	April 16, 2014
Christian T. Daes

/s/ Joaquin Fernandez	Chief Financial Officer (Principal	April 16, 2014
Joaquin Fernandez	Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	April 16, 2014
A. Lorne Weil

/s/ Samuel R. Azout	Director	April 16, 2014
Samuel R. Azout

Name	Title	Date

/s/ Juan Carlos Vilarino	Director	April 16, 2014
Juan Carlos Vilarino

/s/ Martha Byorum	Director	April 16, 2014
Martha Byorum

/s/ Julio A. Torres	Director	April 16, 2014
Julio A. Torres

TECNOGLASS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Financial Statements:

Report of Independent Registered Public Accounting Firms	50

Consolidated Balance Sheets at December 31, 2013 and 2012	52

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2013 and 2012	53

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013 and 2012	55

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	54

Notes to Consolidated Financial Statements	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Tecnoglass, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tecnoglass, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tecnoglass, Inc. and Subsidiaries, as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp

Irvine, CA

April 16, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tecnoglass Inc.:

Crowe Horwath CO S.A.

Member Crowe Horwath International

Carrera 53 No 82-86, Of 601 Barranquilla, Colombia

NIT 830.000.818-9

57.5.385.1888 MAIN

barranquilla@crowehorwath.com.co
www.crowehorwath.com.co

INDEPENDENT AUDITORS’ REPORT

Barranquilla, April 14, 2014

To the Shareholders and Board of Directors

C.I. Energia Solar S.A. ESWindows

We have audited the accompanying consolidated balance sheet of C.I. Energia Solar S.A. ESWindows as of December 31, 2012, and the related consolidated statement of operations for the year ended December 31, 2012. C.I. Energia Solar S.A. ESwindows’ management is responsible for this consolidated statement that will be included in the Company’s consolidated financial statements for the year ending as of December 31, 2012. Our responsibility is to express an opinion on the consolidated balance sheet and statement of operations as of, and for the year ended December 31, 2012 that are included in the company’s financial statements based on our audit.

We conducted our audit of the consolidated balance sheet and statement of operation for 2012 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit consisted of a review of the company’s consolidation of the financial statements of C.I. Energia Solar S.A. ESWindows and Tecnoglass S.A., for which we have issued our reports dated November 6, 2013.

Our audit also included obtaining management representations regarding material subsequent events and representations from the successor audit firm about whether, as a result of their audit, they are aware of items that would have a material effect in the financial statements previously audited by us. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet and statement of operations referred to above present fairly, in all material respects, the financial position of C.I. Energia Solar S.A. ESWindows. as of December 31, 2012, and the results of its operations for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ CROWE HORWATH CO S.A.

CROWE HORWATH CO S.A.

/s/ William Garcia Perez

William Garcia Perez

Audit Partner

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets
Cash	$2,866	$2,135
Restricted cash	3,633	-
Due from transfer agent	15,908	-
Subscription receivable	6,611	-
Investments	1,353	2,675
Trade accounts receivable, net	59,010	37,431
Unbilled receivables on uncompleted contracts	11,640	873
Due from related parties	19,058	5,294
Advances and other receivables	13,165	16,796
Deferred income taxes	2,321	75
Inventories	24,181	21,559
Prepaid expenses	824	1,606
Total current assets	160,570	88,444
Property, plant and equipment, net	87,382	63,032
Investments	-	1,198
Other assets	262	1,344
Total assets	$248,214	$154,018

Liabilities and shareholders´ equity
Current liabilities
Short-term debt and current portion of long-term debt	$29,720	$7,125
Note payable to shareholder	80	-
Accounts payable and accrued expenses	37,682	25,807
Taxes payables	4,847	4,063
Deferred income taxes	6,698	-
Labor liabilities	6	25
Accrued liabilities and provisions	994	1,714
Current portion of customer advances on uncompleted contracts	28,470	17,867
Total current liabilities	108,497	56,601
Warrant liability	18,280	-
Customer advances on uncompleted contracts	8,220	-
Long-term debt	48,097	50,130
Total liabilities	183,094	106,731

Commitments and contingencies

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and 2012	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,214,670 and 20,567,141shares issued and outstanding at December 31, 2013 and 2012, respectively	2	2
Legal reserves	1,367	1,367
Additional paid capital	40,693	44,219
Retained earnings (accumulated deficit)	18,488	(3,824)
Cumulative translation adjustment	4,570	5,523
Total shareholders´ equity	65,120	47,287
Total liabilities and shareholders´ equity	$248,214	$154,018

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

	Years ended December 31,
	2013	2012

Operating revenues	$183,294	$130,324
Cost of sales	127,875	95,451
Gross profit	55,419	34,873

Operating expenses:
Selling	17,287	11,756
General and administration	10,862	12,138
Operating expenses net	28,149	23,894

Operating income	27,270	10,979

Change in fair value of warrant liability	7,626	-
Non-operating revenues	3,998	3,649
Interest expense	(7,886)	(5,513)

Income before taxes	31,008	9,115

Income tax provision	8,696	3,223
Net income	$22,312	$5,892

Comprehensive income:
Net income	$22,312	$5,892
Foreign currency translation adjustments	(953)	6,262
Total comprehensive income	$21,359	$12,154

Basic income per share	$1.08	$0.29

Diluted income per share	$1.08	$0.29

Basic weighted average common shares outstanding	20,677,067	20,567,141

Diluted weighted average common shares outstanding	20,714,275	20,567,141

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,312	$5,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	265	283
Provision for obsolete inventory	1,483	-
Depreciation and amortization	7,238	7,668
Change in fair value of warrant liability	(7,626)	-
Deferred income taxes	4,513	496
Changes in operating assets and liabilities:
Receivables	(20,891)	(13,297)
Deferred income taxes	98	(21)
Inventories	(6,143)	(5,229)
Prepaid expenses	646	(903)
Other assets	1,002	(119)
Accounts payable and accrued expenses	(11,216)	2,677
Taxes payable	1,151	(626)
Labor liabilities	(16)	(31)
Accrued liabilities and provisions	(598)	40
Related parties	375	-
Advances from customers	18,141	(4,113)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,734	(7,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	3,222	3,451
Proceeds from sale of property and equipment	-	13,793
Cash acquired from Andina Acquisition Corporation	3	-
Purchase of investments	(107)	(1,278)
Acquisition of property and equipment	(20,001)	(25,938)
Restricted cash	(3,746)	-
CASH USED IN INVESTING ACTIVITIES	(20,629)	(9,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	21,237	57,767
Repayments of debt	(12,865)	(48,590)
CASH PROVIDED BY FINANCING ACTIVITIES	8,372	9,177

Effect of exchange rate changes on cash and cash equivalents	2,254	5,650

NET INCREASE (DECREASE) IN CASH	731	(2,428)
CASH — Beginning of year	2,135	4,563
CASH — End of year	$2,866	$2,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,303	$5,555
Taxes	$4,183	$2,441

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	$17,686	$7,163

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2013 and 2012

(in thousands, except share data)

	Preferred Shares, $0.0001 Par Value		Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit)	Loss	Equity
Balance at January 1, 2012	-	$-	20,567,141	$2	$42,702	$1,367	$(9,716)	$(739)	$33,616

Dividends paid in stock	-	-	-	-	1,517	-	-		1,517

Foreign currency translation	-	-	-	-	-	-	-	6,262	6,262

Net income	-	-	-	-	-	-	5,892	-	5,892

Balance at December 31, 2012	-	-	20,567,141	2	44,219	1,367	(3,824)	5,523	47,287

Outstanding ordinary shares of Andina Acquisition at the time of the exchange	-	-	3,647,529	-	35,351	-	(38,877)	-	(3,526)

Recapitalization of Andina Acquisition accumulated deficit	-	-	-	-	(38,877)	-	38,877	-	-

Foreign currency translation	-	-	-	-	-	-	-	(953)	(953)

Net income	-	-	-	-	-	-	22,312	-	22,312

Balance at December 31, 2013	-	$-	24,214,670	$2	$40,693	$1,367	$18,488	$4,570	$65,120

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1. Organization and Business Operations

Tecnoglass Inc. was incorporated in the Cayman Islands on September 21, 2011 under the name “Andina Acquisition Corporation” (“Andina”) as a blank check company. Andina’s registration statement for its initial public offering (the “Public Offering”) was declared effective on March 16, 2012. Andina consummated the Public Offering, the private placement of warrants and the sale of options to the Underwriters on March 22, 2012, receiving proceeds, net of transaction costs, of $43,163, of which $42,740 was placed in a trust account.

Andina’s objective was to acquire, through a merger, share exchange, asset acquisition, share purchase recapitalization, reorganization or other similar business combination, one or more operating businesses. As discussed below, Andina entered into a merger transaction on December 20, 2013 between Tecno Corporation (“Tecnoglass Holding”) as parent of Tecnoglass S.A. (“TG”) and C.I. Energía Solar S.A. E.S. Windows (“ES”). The surviving entity was renamed to Tecnoglass Inc. (The “Company”).

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to more than 800 customers in North, Central and South America, and exports almost half of its production to foreign countries.

To fund its working capital requirements, the Company expects that the cash flow of the acquired companies will provide sufficient liquidity to meet its current operating requirements. The Company believes that the investments made by the operating companies TG and ES in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover its working capital needs and other ongoing needs for capital. The Company’s cash requirements include funding sales and production, paying interest expense and other operating expenses, including taxes, and investing in its technology infrastructure.

Note 2. Reverse Merger

The Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) as of August 17, 2013. Pursuant to the Merger Agreement, on the closing date of December 20, 2013 (the “Closing”), the former Tecnoglass Holding shareholders, through an intermediary entity, received, as consideration for all ordinary shares of Tecnoglass Holding they held: (i) an aggregate of 20,567,141 ordinary shares of the Company, par value $0.0001 per share (“Ordinary Shares”) at the Closing; and (ii) up to an aggregate of 3,000,000 additional Ordinary Shares (“Earnout Shares”) of the Company to be released after the Closing as described below.

At the Closing, the Company had 3,647,529 ordinary shares outstanding with a net tangible book value of ($3,526). The net tangible book value consisted of a stock subscription receivable aggregating $6,610, amount due from the transfer agent of $15,909, liabilities of $139 and a warrant liability of $25,906. The balance due from the transfer agent is net of $22.9 million paid, from the proceeds of $42.7 million held in the trust account, to the holders of 2,251,853 public shares electing not to participate in the business combination. In addition, transaction expenses of approximately $3.9 million were also paid. The balance of $15.9 is available for working capital and is classified on the accompanying balance sheet as Due From Transfer Agent. The funds were received from the Transfer Agent in January 2014.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Prior to the business combination the Company entered into subscription agreements with two investors pursuant to which such investors purchased 649,382 ordinary shares of for an aggregate price of $6,610. As of December 31, 2013 such amount has been classified as a subscription receivable. The proceeds were received in January 2014.

The Merger Agreement was accounted for as a reverse merger and recapitalization where Tecnoglass Holding was the acquirer and TGI was the acquired company. Accordingly, the historical financial statements presented are the consolidated financial statements of Tecnoglass Holding. The ordinary shares and the corresponding capital amounts of the Company pre-merger have been retroactively restated as ordinary shares reflecting the exchange ratio in the merger.

The Earnout Shares have been issued and placed in escrow to be released to the former shareholders of Tecnoglass Holding’s upon the achievement of specified share price targets or targets based on Tecnoglass Holding’s net earnings before interest income or expense, income taxes, depreciation, amortization and any expenses arising solely from the Merger charged to income (“EBITDA”) in the fiscal years ending December 31, 2014, 2015 or 2016. The following table sets forth the targets and the number of Earnout Shares issuable to the former shareholders of Tecnoglass Holding’s upon the achievement of such targets:

	Ordinary Share
	Price Target	EBITDA Target		Number of Earnout Shares
		Minimum	Maximum	Minimum	Maximum
Fiscal year ending 12/31/14	$12.00 per share	$30,000	$36,000	416,667	500,000
Fiscal year ending 12/31/15	$13.00 per share	$35,000	$40,000	875,000	1,000,000
Fiscal year ending 12/31/16	$15.00 per share	$40,000	$45,000	1,333,333	1,500,000

If either the ordinary share target or the maximum EBITDA target is met in any fiscal year, the former shareholders of Tecnoglass Holding’s receive the maximum number of Earnout Shares indicated for the year.

In the event the ordinary share target is not met but the combined company’s EBITDA falls within the minimum and maximum EBITDA target for a specified year, the number of Earnout Shares to be issued will be interpolated between such targets.

In the event neither the ordinary share target nor the minimum EBITDA target is met in a particular year, but a subsequent year’s share price or EBITDA target is met, the former shareholders of Tecnoglass Holding’s will earn the Earnout Shares for the previous year as if the prior year’s target had been met.

The Company and the former shareholders of Tecnoglass Holdings have agreed to indemnify and hold harmless the other for their inaccuracies or breaches of the representations and warranties or for the non-fulfillment or breach of any covenant or agreement contained in the Merger Agreement and for certain other matters. To provide a fund for payment to the Company with respect to its post-closing rights to indemnification under the Merger Agreement, an aggregate of 890,000 of the Ordinary Shares issuable to the Tecnoglass Holding shareholders were placed in escrow with an independent escrow agent at closing. The escrow fund will be the sole remedy for the Company for its rights to indemnification under the Merger Agreement. On the date that is the earlier of (i) 30 days after the date on which the Company has filed its Annual Report on Form 10-K for its 2014 fiscal year or (ii) June 30, 2015, the shares remaining in such escrow fund will be released to the former shareholders of Tecnoglass Holding’s except for any shares subject to pending claims and certain other matters.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

On December 19, 2013 prior to the Merger, the Company entered into subscription agreements with two investors pursuant to which such investors agreed to purchase an aggregate of 649,382 ordinary shares at $10.18 per Share, or an aggregate of $6,610,709.

Note 3. Summary of Significant Accounting Policies

Foreign Currency Translation

The consolidated financial statements are presented in United States Dollars, the reporting currency. The functional currency of the Company’s operations in Colombia is the Colombian Peso (COP). The financial statements of the Company’s foreign operations are prepared in the functional currency. In accordance with Accounting Standards Codification (ASC) ASC 830-30 Translation of Financial Statements, the Statements of Income and Comprehensive Income prepared in the functional currency are translated using average exchange rates for the respective periods. Assets and liabilities on the Balance Sheets are translated into the reporting currency using rates of exchange at the end of the period and the related translation adjustments are recorded as a separate component of Accumulated Other Comprehensive Income. Transaction and remeasurement gains or losses resulting from foreign currency transactions are recorded in the consolidated statement of operations.

Basis of Presentation and Use of Estimates

 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (SEC). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Based on information known before these financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material. Estimates included in these financial statements relate to the collectability of account receivable, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets and valuation of derivative financial instruments.

The accompanying financial statements present the consolidated results of Tecnoglass Inc. (“TGI”) and its wholly-owned subsidiaries Tecnoglass S. A. (“TG”) and Energía Solar ES Windows S.A (“ES”). All significant intercompany transactions and balances have been eliminated. Below is a summary of the total company sales including intercompany eliminations:

Energía Solar S.A. Sales	105,057
Tecnoglass S.A. Sales	117,678
Total Energía Solar S.A. and Tecnoglass S.A.	222,735
Less: Intercompany Sales Elimination	(39,441)
Consolidated Sales	183,294

The results of TGI, as the acquired company in the reverse merger, have been included for the period after the reverse merger on December 20, 2013 to the reporting date December 31, 2013.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Revenue Recognition

The Company generates revenue from manufactured product sales. The Company manufactures both glass and aluminum products. Its glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, acoustic glass and digital print glass. Aluminum profiles offered by the Company include mill finish, anodized, painted profiles, rods, tubes, bars and plates. The Company also generates revenues from sales and installations of windows and façades. Window production lines are defined depending on the different types of windows: normal, impact resistant, hurricane-proof, safety, soundproof and thermal. The Company produces fixed body, sliding windows, projecting windows, guillotine windows, sliding doors and swinging doors. The Company produces façade products which include: floating facades, automatic doors bathroom dividers and commercial display windows.

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fees are fixed and determinable, and (iv) collectability of the sale is reasonably assured. All revenue is recognized net of discounts, returns and allowances.

Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts in the accompanying consolidated balance sheet based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery of product and/or services, or completion of the contract.

Payments received from customers in advance of delivery are recorded as advances from customers at the time payment is received.

Product Sales

The Company requires that all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement consists of a contract or purchase order approved by the customer.

The Company recognizes revenue when goods are shipped, which is “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer.

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales.

Contract Sales

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Provisions for anticipated losses are recorded in the period in which they become determinable. No provisions have been recorded for losses on uncompleted contracts for the years ended December 31, 2013 and 2012.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Standard Form Sales

The Company recognizes revenue for standard form sales once the installation is complete. Standard form sales are customer sales comprising low value installations that are of short duration.

A standard form agreement is executed between the Company and its customer. Services are performed by the Company during the installation process. The price quote is determined by the Company, based on the requested installation, and approved by the customer before the Company proceeds with the installation. The customer’s credit worthiness and payment capacity is evaluated before the Company will proceed with the initial order process.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended December 31, 2013 and 2012, the Company recorded revenue related to shipping and handling costs of $ 7.0 million and $5.9 million, respectively.

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis – value added taxes paid for goods and services purchased is netted against value added tax collected from customers and the net amount is paid to the government. The current value added tax rate in Colombia for all of the Company’s products is 16%. A municipal industry and commerce tax (ICA) sales tax of 0.7% is payable on all of the Company’s products sold in the Colombian market.

Cash and Cash Equivalents

All liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents  are stated at cost, which approximates market value. At December 31, 2013 the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company mitigates its cash risk by maintaining its cash deposits with major financial institutions in Colombia and the Cayman Islands. At times the balances held at financial institutions in Colombia may exceed the Colombia government insured limits of the Ministerio de Hacienda y Credito Publico. The Company has not experienced such losses in such accounts. As discussed below, the Company mitigates its risk to trade accounts receivable by performing on-going credit evaluations of its customers.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories, which consist primarily of purchased and processed glass, aluminum, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or market. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet installed are valued using the specific identification method.

Reserves for excess or slow-moving inventories are updated based on historical experience of a variety of factors including sales volume and levels of inventories at the end of the period. The Company’s reserve for excess or slow-moving inventories at December 31, 2013 and 2012 amounted to approximately $1,438 and $0, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income as a reduction to or increase in selling, general and administrative expenses. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Machinery and equipment	10 years
Furniture and fixtures	10 years
Office equipment and software	5 years
Vehicles	5 years

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Long Lived Assets

The Company periodically reviews the carrying values of its long lived assets when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary.

When circumstances indicate that impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Common Stock Purchase Warrants

The Company classifies as equity any warrants contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required.

Warrant liability

The Company accounts for the 4,200,000 warrants issued in connection with the Public Offering, 4,800,000 warrants issued in connection with the Private Placement, and 200,000 working capital warrants issued upon conversion of a promissory note at the closing of the Merger. In accordance with the guidance contained in ASC 815-40-15-7D whereby under that provision the warrants do not meet the criteria for equity treatment and are recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations.

The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. Expected dividend yield is based on historical trends. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The inputs to the model were as follows:

	December 31, 2013	December 20, 2013

Stock Price	$8.55	$10.18
Dividend Yield	N/A	N/A
Risk-free rate	0.78%	0.70%
Expected Term	2.97	3.00
Expected Volatility	44.69	44.71

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 20, 2013	$25,906
Fair value adjustment	(7,626)
Balance - December 31, 2013	$18,280

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. At December 31, 2013 and 2012, no share-based awards had been granted to employees.

Derivative Financial Instruments

The Company records all derivatives on the balance sheet at fair value, regardless of the purpose or intent for holding them. The Company has not designated its derivatives as hedging instruments, therefore, the Company does not designate them as fair value or cash flow hedging instruments. The accounting for changes in fair value of the derivatives is recorded within earnings.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2013 and 2012 amounted to approximately $383 and $255, respectively.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. TGI and Tecnoglass Holding are subject to the taxing jurisdiction of the Cayman Islands. All periods prior to 2012 are no longer subject to examination by taxing authorities in Colombia.

The Company accounts for income taxes under the asset and liability model (ASC 740 “Income Taxes”) and recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of deferred tax assets will not be realized.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company records interest and penalties, if any, as a component of income tax expense.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The calculation of the weighted-average number of ordinary shares includes 20,567,141 recapitalized shares, assumed to be outstanding as of the beginning of each period, and 3,647,529 ordinary shares of Andina Acquisition outstanding at the time of the merger. The computation of basic and diluted income per share for the year ended December 31, 2013 excludes the effect of Unit Purchase Options to purchase 900,000 units (consisting of one warrant and one ordinary share) because their inclusion would be anti-dilutive.

The Company considered the effect of warrants to purchase 9,200,000 ordinary shares in the calculation of diluted income per share, which resulted in 37,208 shares of dilutive securities for the year ended December 31, 2013. This effect had no impact on diluted income per share.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive income (loss) consists of changes in accumulated foreign currency translation adjustments during the years.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, the Company defines probability as circumstances under which events are likely to occur. In regards to legal costs, the Company records such costs as incurred.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements but may have an impact in future periods.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2013-05 and ASU 2013-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013 and the adoption did not have an impact on the Company’s consolidated financial statements but may have an impact in future periods.

Note 4. Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair values due to their short-term nature, as they are receivable or payable upon demand. Amounts shown for debt approximate fair value as applicable interest rates are at current market rates.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and advances from customers approximate their fair value due to their relatively short-term maturities. The Company bases its fair value estimate for long term debt obligations  on its internal valuation that all debt is floating rate debt based on current interest rates in Colombia.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 5. Trade Accounts Receivable

Trade accounts receivable consists of the following:

	December 31,
	2013	2012
Trade accounts receivable	$59,413	$37,704
Less: Allowance for doubtful accounts	(403)	(273)
	$59,010	$37,431

The changes in allowances for doubtful accounts for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Balance at beginning of year	$273	$169
Provision for bad debts	265	283
Deductions and write-offs	(135)	(179)
Balance at end of year	$403	$273

Note 6. Advances and Other Receivables

	December 31,
	2013	2012
Advances to Suppliers and Loans	$8,310	$10,479
Prepaid Income Taxes and Social Contributions	$2,281	$2,705
Employee Receivables	$374	$69
Other Creditors	$2,200	$3,543
	$13,165	$16,796

Included in advances to suppliers and loans is a loan to Finsocial, a company that makes loans to public school system teachers. At December 31, 2013 and 2012 the loan balances were $4,308 and $3,570 respectively

Note 7. Inventories

Inventories is comprised of the following:

	December 31,
	2013	2012
Raw materials	$17,121	$16,619
Work in process	3,243	2,643
Finished goods	2,741	573
Stores and spares	2,404	1,622
Packing material	110	102
	25,619	21,559
Less: inventory allowances	(1,438)	-
	$24,181	$21,559

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,
	2013	2012
Building	$34,710	$33,891
Machinery and equipment	61,539	47,585
Office equipment and software	3,221	1,773
Vehicles	1,193	885
Furniture and fixtures	1,888	2,872
Total property, plant and equipment	102,551	87,006
Accumulated depreciation and amortization	(27,403)	(26,802)
Net value of property and equipment	75,148	60,204
Land	12,234	2,828
Total property, plant and equipment, net	$87,382	$63,032

Depreciation and amortization expense, inclusive of capital lease amortization, for the years ended December 31, 2013 and 2012 amounted to $7,238 and $7,668, respectively.

Note 9. Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2013	2012
Obligations under borrowing arrangements	$77,817	$57,255
Less: Current portion of long-term debt and other current borrowings	(29,720)	(7,125)
Long-term debt	$48,097	$50,130

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

At December 31, 2013, the Company owes approximately $77,817 under its various borrowing arrangements with several banks in Colombia and Panama including obligations under various capital leases as discussed below. The bank obligations have maturities ranging from six months to 10 years that bear interest at rates ranging from 5.6% to 10.2%. These loans are generally secured by substantially all of the Company’s accounts receivable and/or inventory. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

The Company was not in compliance with certain financial covenants as of December 31, 2013 for its financial obligations with Banco Colpatria. In April 2014, the bank confirmed with the Company it would take no actions to accelerate payments, increase interest, or any other actions as a result of the non-compliance with the covenants against the Company and is currently working with the Company to redefine such financial covenants to better reflect the operations of the Company.

Maturities of long-term debt and other current borrowings are as follows as of December 31, 2013:

Year Ending December 31,
2014	$26,580
2015	12,554
2016	11,544
2017	5,616
2018	2,705
Thereafter	985
Total	$59,984

Revolving Lines of Credit

The Company has approximately $2.3 million available in two lines of credit under a revolving note arrangement as of December 31, 2013.  The Revolving Notes expired and were renewed on April 3, 2014.  The interest rate on such revolving note is DTF +6.5% and DTF +7%. DTF is the primary measure of interest rates in Colombia.

The note is secured by all assets of the Company and the personal guarantees of the officer-stockholders. At December 31, 2013 and 2012 $1,872 and $487 was outstanding, respectively. Approximately $463 and $291 is available on these revolving notes as of December 31, 2013, and approximately $25 and $112 at December 31, 2012, respectively.

Capital Lease Obligations

The Company is obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to approximately $17,833. The present value of the minimum lease payments was calculated using discount rates ranging from 7.94% to 12.20%.

The future minimum lease payments under all capital leases at December 31, 2013 are as follows:

Year Ending December 31,
2014	$3,141
2015	3,228
2016	2,832
2017	1,906
2018	1,520
Thereafter	5,206
$17,833

Interest expense for the years ended December 31, 2013 and 2012 was $ 7.9 million and $5.5 million, respectively.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 10. Note Payable to Shareholder and Advance from Shareholder

The Company issued a $100 principal amount unsecured promissory note to A. Lorne Weil, one of the Company’s Initial Stockholders and its Non-Executive Chairman of the Board, on November 8, 2011. The note was non-interest bearing and was payable on the earlier of (i) November 8, 2012, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. The parties to the notes informally agreed to extend their payable date past the Offering. The note was repaid in full on May 25, 2012.

In addition, on March 15, 2012, the stockholder paid expenses on behalf of the Company in the amount of $71 for various NASDAQ fees. The liability was repaid in full on August 24, 2012.

On May 20, 2013, the A. Lorne Weil 2006 Irrevocable Trust-Family Investment Trust (the “Trust”), a trust of which the Chairman of the Board of the Company, his spouse and his descendants are among the beneficiaries, loaned the Company $100. This note was converted into 200,000 warrants upon consummation of the Merger. The terms of the warrants were identical to the warrants issued by the Company in its initial public offering except that such warrants will not be redeemable by the Company so long as they are still held by the Trust or its permitted transferees.

From September 5 to November 7, 2013 A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $80 remained unpaid as of December 31, 2013.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 11.    Income Taxes

Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia where, as a general rule, taxable income for companies is subject to a 25% Income Tax rate, except for taxpayers with special rates approved by the Congress. A minimum taxable income is calculated as 3% of net equity on the last day of the immediately preceding period and is used as taxable income if it is higher than taxable income otherwise calculated. For tax years 2013 through 2015, a special additional CREE tax will apply at a rate of 9% to certain tax payers including the Company. Starting in 2016, the rate for this tax will be 8%.

The components of income tax expense (benefit) are as follows:

	Years Ended
	Dec 31, 2013	Dec 31, 2012
Current income tax
Foreign	4,183	2,421
Deferred income Tax
Foreign	4,513	802
Total Provision for Income tax	8,696	3,223

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	Dec 31, 2013	Dec 31, 2012
Income tax expense at statutory rates	34.0%	33.0%

Non-deductible expenses	6.5%	4.80%
Non-taxable income	(12.2)%	(5.80)%
Effective tax rate	28.3%	32.0%

The Company has the following net deferred tax assets (in thousands):

December 31, 2013
Deferred tax assets:
Accounts Receivable Clients - Delivered	517
Accounts Receivable Clients - Poc	849
Depreciation	465
Provision Inventory	489
Total deferred tax assets	2,321

Deferred tax liabilities:
Inventory Not delivered	404
Accounts Receivable Clients - Poc	4,706
Depreciation	565
Financials Liabilities	78
Provision Accounts Receivable	944
Total deferred tax liabilities	6,698

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of December 31, 2013. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

As of December 31, 2013 and 2012, neither TG nor ES had tax losses.

The 2013 fiscal tax year is open for ES and TG until July 1, 2014. All tax years from 2012 and prior are closed.

Note 12. Related Parties

The Company has two major related parties: ES Windows LLC (“ESW LLC”), a Florida LLC partially owned by the Chief Executive Officer and the Chief Operating Officer, and Ventanas Solar S.A. (“VS”), an importer and installer based in Panama owned by related party family members. Union Temporal ESW is a temporary joint venture with Ventanar S.A. for building projects in 2013.

The following is a summary of assets, liabilities, and income and expense transactions as of December 31, 2013 and 2012 with all related parties, shareholders, directors and managers:

Assets—	2013	2012
Due from ESW LLC	$11,823	$1,761
Due from VS	2,690	2,963
Due from Union Temporal ESW	3,199	-
Due from other related parties	1,346	570
	$19,058	$$5,294
Revenues—
Sales to ESW LLC and VS	$28,788	$26,123

Expenses—
Fees paid to Directors and Officers	408	592
Paid to other related parties	512	-

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company guaranteed a bank loan for $519 to related party A Construir S.A. in order to purchase raw materials and accelerate completion of a warehouse for Tecnoglass. At the December 31, 2013 the guarantee was in good standing and no liabilities have been recorded. At completion of the warehouse in February 2014, the loan was repaid in full and the guarantee was canceled.

The Company guaranteed a loan for $163 used to develop a lot adjacent to the Alutions plant into a related party fuel service station Santa Maria del Mar S.A. At the December 31, 2013 the guarantee was in good standing and no liabilities have been recorded, and the Company was in the process of restructuring the guarantee to exclude the involvement of Tecnoglass, S.A., as required by the merger agreement.

Note 13. Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap (IRS) contracts as economic hedges against interest rate risk through 2017, and two currency forward contracts as economic hedges against foreign currency rate risk on U.S. dollar loans. The currency forwards expired in January 2014. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts were recorded on the balance sheet as liabilities as of December 31, 2013, at an aggregate fair value of $230. Changes in the fair value of the derivatives will be recorded in current earnings.

Note 14. Commitments and Contingencies

Guarantees

The Company guaranteed a $3,633 bank loan for Construimos y Señalizamos S.A. The borrowed funds were deposited with ES to ensure enough resources for large projects that could potentially require significant uses of cash by the Company. At the December 31, 2013, the guarantee was in good standing and no liabilities are recorded. The funds were repaid to the bank on April 1st, 2014.

Guarantees to related parties are disclosed in Note 12 – Related Parties

Legal Matters

TG and Tecnoglass USA, Inc., a related party, are named in a civil action for wrongful death, negligence and negligent infliction of emotional distress arising out of a workplace accident where a crate of glass fell and fatally crushed a worker during the unloading process. TG denies liability and intends to rigorously defend the claim in court. TG’s insurance carrier is providing coverage to TG under a $3,000 wasting policy, which means that the attorneys’ fees and expenses incurred during the defense of the claim reduce the amount of coverage available. TG’s U.S. counsel believe that the claimants’ initial request of $6,000 in negotiations is without merit or substance. Based on pre-trial settlement negotiations, TG’s U.S. counsel believe that the claimants will settle for substantially less than the $3,000 policy coverage, and uninsured losses in excess of the policy are unlikely. The case is scheduled for the trial calendar in Miami-Dade County beginning September 15, 2014. TG’s counsel believes that an uninsured loss to the Company above the coverage limits is unlikely and immaterial.

TG is also a named defendant in in the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. in the 17 th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, Inc.. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. Diplomat initiated a complaint asserting various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tort feasor, it cannot sue for indemnity. A trial date has not yet been set for this case. TG’s counsel believes that a liability in this claim is unlikely and immaterial.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Note 15. Shareholders’ Equity

Preferred Shares

TGI is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2013, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2013, a total of 27,214,670 Ordinary shares were issued and outstanding which includes 3,000,000 Earnout shares which have been issued and placed in escrow but have no voting rights. The Earnout shares are not considered issued and outstanding as a matter of Cayman Islands law.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital

Long Term Incentive Compensation Plan

The Long-Term Incentive Plan will reserve a number of Company ordinary shares for issuance in accordance with the plan’s terms in an amount equal to 6% of the ordinary shares outstanding immediately after the closing of the merger (including the full amount of earn out shares). The company can offer its employees, officers, directors and consultants whose past, present and/or potential future contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards that may be provided under the plan, which include options, share appreciation rights, restricted shares and other share-based awards, are intended to enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. Awards under this plan may only be granted for ten years after December 20th, 2013, the effective date of the plan and may only be exercised within ten years from the date of the grant, and five years in the case of an incentive share option granted to a person possessing more than 10% of the total combined voting power at the time of the grant.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 16. Fair Value Measurements

ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in U.S. GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

The Company determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments while estimating for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

ASC 820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
•	Level 3 inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity. Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 classification. As a result, the unrealized gains and losses for assets within the Level 3 classification may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company classifies such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (at December 31, 2013)

	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Due from Continental Stock and Trust	15,908	-	-

Warrant Liability	-	-	18,280

Interest Rate Swap Derivative Liability		178

Foreign Currency Forward Liability		53

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s principal executive determines its valuation policies and procedures.

Note 17. Segment and Geographic Information

The Company operates a single segment business for product sales which consists of geographical sales territories as follows:

	December 31,
	2013	2012
Colombia	101,754	63,217
United States	66,723	49,098
Panama	10,210	14,296
Other	4,607	3,713
	$183,294	$130,324

Note 18. Subsequent Events

In March 2014, the Company closed on its letter of intent dated December 26, 2013 for the purchase of land adjacent to the Company’s current facilities for $7.3 million.

On March 5, 2014, the Company entered into a subscription agreement with an affiliate of A. Lorne Weil, the Company’s Non-Executive Chairman of the Board, pursuant to which such affiliate agreed to purchase an aggregate of 95,693 ordinary shares of the Company for $1,000,000, or approximately $10.45 per share, representing a slight premium to the closing price of the ordinary shares immediately prior to the execution of the subscription agreement. The transaction closed on March 14, 2014.

Subsequent events were evaluated through April 15, 2014 the date the financial statements were available for publication.

