Form 10-K/A
period 2013-12-31
Tecnoglass Inc.
filed 2014-04-17
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on April 16, 2014 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

2

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements (filed with our Annual Report on Form 10-K filed on April 16, 2014):

Report of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Changes in Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Reorganization dated as of August 17, 2013 and as amended November 6, 2013, by and among the Company, Andina Merger Sub, Inc., Tecnoglass S.A., C.I. Energía Solar S.A. E.S. Windows and Tecno Corporation	By Reference	Schedule 14A	December 4, 2013
3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Form of First Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012

3

Exhibit No.	Description	Included	Form	Filing Date
4.5	Form of Second Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 7, 2012
10.1	Form of Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Shareholders.	By Reference	S-1/A	March 12, 2012
10.2	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.3	Advisory Services Agreement between the Company and Morgan Joseph TriArtisan LLC	By Reference	10-K/A	June 17, 2013
10.4	Promissory Note issued to A. Lorne Weil 2006 Irrevocable Trust – Family Investment Trust	By Reference	10-K	June 13, 2013
10.5	Indemnity Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.6	Additional Shares Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.7	Form of Lock-Up Agreement between the Company and Energy Holding Corporation	By Reference	8-K	August 22, 2013
10.8	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.9	Form of Subscription Agreement	By Reference	8-K	December 19, 2013
10.10	Form of Warrant/UPO Transfer Agreement	*
10.11	Form of Indemnification Agreement	By Reference	8-K	March 6, 2014
21	List of subsidiaries.	*
24	Power of Attorney.	*

4

Exhibit No.	Description	Included	Form	Filing Date
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

* Previously filed with the Annual Report on Form 10-K filed on April 16, 2014.

5

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2014.

TECNOGLASS INC.

By:	/s/ Joaquin Fernandez
Name:	Chief Financial Officer
Title:	Chief Financial Officer (Principal
Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer (Principal	April 17, 2014
Jose M. Daes	Executive Officer)

/s/ *	Chief Operating Officer	April 17, 2014
Christian T. Daes

/s/ *	Chief Financial Officer (Principal	April 17, 2014
Joaquin Fernandez	Financial and Accounting Officer)

/s/ *	Director (Non-Executive Chairman)	April 17, 2014
A. Lorne Weil

/s/ *	Director	April 17, 2014
Samuel R. Azout

6

Name	Title	Date

/s/ *	Director	April 17, 2014
Juan Carlos Vilarino

/s/ *	Director	April 17, 2014
Martha Byorum

/s/ *	Director	April 17, 2014
Julio A. Torres

* By:	/s/ Jose M. Daes
Jose M. Daes
Attorney-in-Fact

7