Form 10-Q
period 2014-03-31
Tecnoglass Inc.
filed 2014-05-15
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(57)(5) 3734000

(Issuer’s telephone number)

________________

(Former name, former address and former fiscal year, if changed since last report):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,310,363 ordinary shares as of May 15, 2014.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March	December
	31, 2014	31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,268	$2,866
Restricted cash	3,564	3,633
Due from transfer agent	-	15,908
Subscription receivable	-	6,611
Trade accounts receivable, net	69,927	59,010
Due from related parties	18,993	19,058
Inventories	23,696	24,181
Other current assets	38,761	29,303
Total current assets	175,209	160,570

Long term assets:
Property, plant and equipment, net	84,937	87,382
Other long term assets	257	262
Total long term assets	85,194	87,644
Total assets	$260,403	$248,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,014	$37,682
Current portion of customer advances on uncompleted contracts	33,068	28,470
Short-term debt and current portion of long term debt	38,579	29,720
Note payable to shareholder	80	80
Other current liabilities	16,504	12,545
Total current liabilities	122,245	108,497

Long term liabilities:
Warrant liability	27,160	18,280
Customer advances on uncompleted contracts	5,140	8,220
Long term debt	44,595	48,097
Total liabilities	199,140	183,094
COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2014	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,310,363 and 24,214,670 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Legal Reserves	1,367	1,367
Additional paid-in capital	41,693	40,693
Retained earnings	13,807	18,488
Cumulative Translation Adjustment	4,394	4,570
Total shareholders’ equity	61,263	65,120
Total liabilities and shareholders’ equity	$260,403	$248,214

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013

Operating revenues	$47,841	$39,631
Cost of sales	33,245	27,718
Gross profit	14,596	11,913

Operating expenses, net	6,739	6,991

Operating income	7,857	4,922

Loss on change in fair value of warrant liability	(8,880)	-
Non-operating revenues	1,286	879
Interest expense	1,973	1,669

(Loss) income before taxes	(1,710)	4,132

Income tax provision	2,971	1,631

Net (loss) income	$(4,681)	$2,501

Comprehensive income:

Net (loss) income	(4,681)	2,501
Foreign currency translation adjustments	(176)	1,978

Total comprehensive (loss) income	$(4,857)	$4,479

Basic (loss) income per share	$(0.20)	$0.12

Diluted (loss) income per share	$(0.20)	$0.12

Basic weighted average common shares outstanding	24,242,315	20,567,141

Diluted weighted average common shares outstanding	24,242,315	20,567,141

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,681)	$2,501
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debts	20	805
Provision for obsolete inventory	-	146
Depreciation and amortization	1,952	1,635
Change in fair value of derivative liability	(67)	-
Loss on change in fair value of warrant liability	8,880	-
Deferred income taxes	548	216
Changes in operating assets and liabilities:
Due from transfer agent	15,908	-
Subscription receivable	6,611	-
Trade accounts receivable	(4,436)	(1,166)
Inventories	1,480	(1,852)
Prepaid expenses and other current assets	(297)	(897)
Other assets	-	182
Accounts payable and accrued expenses	(7,400)	(21,410)
Customer advances on uncompleted contracts	1,909	18,454
Other current liabilities	(9,289)	1,398
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,138	12

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	59	1,054
Purchase of investments	(409)	(520)
Acquisition of property and equipment	(1,185)	(3,685)
CASH USED IN INVESTING ACTIVITIES	(1,535)	(3,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	23,229	18,754
Proceeds from the sale of common stock	1,000	-
Repayments of debt	(16,530)	(8,247)
CASH PROVIDED BY FINANCING ACTIVITIES	7,699	10,507

Effect of exchange rate changes on cash and cash equivalents	100	(6,771)

NET INCREASE IN CASH	17,402	597

Cash — Beginning of period	2,866	2,135
Cash — End of period	$20,268	$2,732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,469	$1,139
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	$55	$-

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. Organization, Plan of Business Operation

Tecnoglass Inc. (“TGI,” the “Company,” “we,” “us” or “our”) was incorporated in the Cayman Islands on September 21, 2011 under the name “Andina Acquisition Corporation” (“Andina”) as a blank check company. Andina’s registration statement for its initial public offering (the “Public Offering”) was declared effective on March 16, 2012. Andina consummated the Public Offering, the private placement of warrants (“Private Placement”) and the sale of options to the Underwriters on March 22, 2012, receiving proceeds, net of transaction costs, of $43,163, of which $42,740 was placed in a trust account.

Andina’s objective was to acquire, through a merger, share exchange, asset acquisition, share purchase recapitalization, reorganization or other similar business combination, one or more operating businesses. On December 20, 2013, Andina consummated a merger transaction (the “merger”) with Tecno Corporation (“Tecnoglass Holding”) as parent of Tecnoglass S.A. (“TG”) and C.I. Energía Solar S.A. ES. Windows (“ES”). The surviving entity was renamed Tecnoglass Inc.

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports almost half of its production to foreign countries.

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

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 2. Summary of significant accounting policies

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the consolidated results of TGI and its wholly-owned subsidiaries TG and ES. Material intercompany accounts, transactions and profits are eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. These financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the Company's unaudited condensed consolidated financial position, results of operations and cash flows.

The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report on Form 10-K). The disclosures included in these unaudited, condensed consolidated financial statements generally do not repeat those included in the annual financial statements.

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material.

Estimates inherent in the preparation of these unaudited, condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants and other derivative financial instruments.

Foreign Currency Translation

The condensed consolidated financial statements are presented in United States Dollars, the reporting currency. The functional currency of the Company’s operations in Colombia is the Colombian Peso. The condensed consolidated financial statements of the Company’s foreign operations are prepared in the functional currency. The Statements of Operations and Comprehensive Income prepared in the functional currency are translated into the reporting currency using average exchange rates for the respective periods. Assets and liabilities on the condensed consolidated Balance Sheets are translated into the reporting currency using rates of exchange at the end of the period and the related translation adjustments are recorded as Cumulative Translation Adjustments, a component of Equity in the condensed consolidated Balance Sheet. Transaction and remeasurement gains or losses resulting from foreign currency transactions are recorded in the consolidated condensed Statement of Operations.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Revenue Recognition

The Company generates revenue from manufactured product sales of glass and aluminum products. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fees are fixed and determinable, and (iv) collectability of the sale is reasonably assured. All revenue is recognized net of discounts, returns and allowances. Evidence of an arrangement consists of a contract or purchase order approved by the customer.

Payments received from customers in advance of delivery are recorded as advances from customers at the time payment is received.

Product Sales

The Company recognizes revenue when goods are shipped, which is “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but title transfer may occur when the customer receives the product based on the terms of the agreement with the customer.

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales.

Contract Sales

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery of product and/or services, or completion of the contract. Included within Other current assets is approximately $15 million and $12 million of unbilled receivables as of March 31, 2014 and December 31, 2013, respectively. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. Provisions for anticipated losses are recorded in the period in which they become determinable. No provisions have been recorded for losses on uncompleted contracts for the three month period ended March 31, 2014 and the year ended December 31, 2013.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2014 and Decmber 31, 2013, the reserve for doubtful accounts was $273 and $403, respectively.

Inventories

Inventories, which consist primarily of purchased and processed glass, aluminum, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or market. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet installed are valued using the specific identification method.

Reserves for excess or slow-moving inventories are updated based on historical experience of a variety of factors including sales volume and levels of inventories at the end of the period. The Company’s reserve for excess or slow-moving inventories at March 31, 2014 and December 31, 2013 amounted to approximately $1,410 and $1,438, respectively.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

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

Warrant liability

The Company accounts for the 4,200,000 warrants issued in connection with the Public Offering, 4,800,000 warrants issued in connection with the Private Placement, and 200,000 working capital warrants issued upon conversion of a promissory note at the closing of the Merger as a derivative liability. The Company classifies the warrant instrument as a liability at its fair value because the warrants do not meet the criteria for equity treatment under guidance contained in ASC 815-40-15-7D. This liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. TGI and Tecnoglass Holding are subject to the taxing jurisdiction of the Cayman Islands. All annual tax periods prior to December 2012 are no longer subject to examination by taxing authorities in Colombia.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

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

Earnings per Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The calculation of the weighted-average number of ordinary shares includes 20,567,141 recapitalized shares, assumed to be outstanding as of December 31, 2013, and 3,647,529 ordinary shares of Andina Acquisition outstanding at the time of the merger. The computation of basic and diluted income per share for the year ended December 31, 2013 excludes the effect of Unit Purchase Options to purchase 900,000 units (consisting of one warrant and one ordinary share) because their inclusion would be anti-dilutive.

The Company considered the effect of warrants to purchase 9,200,000 ordinary shares in the calculation of diluted income per share, which resulted in 37,208 shares of dilutive securities for the year ended December 31, 2013. This effect had no impact on diluted income per share.

Note 3 – Variable Interest Entities

Following the merger in December 20, 2013, the Company conducted an initial evaluation as a reporting entity of its involvement with certain significant related party business entities as of December 31, 2013 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated two entities with whom it has significant commercial relationships since 2004.

ES Windows LLC (“ESW LLC”), a Florida LLC, imports and resells the Company’s products in the United States and acts as a freight forwarder for certain raw materials inventory purchased in the United States. The Company’s CEO and COO, other family members, and other related parties own 100% of the equity in ESW LLC. The Company’s sales to ESW LLC for the three month periods ended March 31, 2014 and 2013 were $ 8.5 million and $ 4.3 million, respectively. Outstanding receivables from ESW LLC at March 31, 2014 and December 31, 2013 were $ 13.4 million and $11.8 million, respectively.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and CFO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three month periods ended March 31, 2014 and 2013 were less than $0.1 million in both periods. Outstanding receivables from VS at March 31, 2014 and December 31, 2013 were $0.6 million and $2.7 million, respectively.

We evaluated whether (i) these entities required subordinated financial support from the Company in order to operate, (ii) what variable interests existed in the risks and operations of the entities, (iii) what explicit or implicit interests the Company had in these entities as a result of the significant commercial relationships, (iv) whether the Company or its related parties had the controlling financial interests in these entities, and as a result, (v) who were the primary beneficiaries of those controlling variable interests. In order to evaluate these considerations, the Company analyzed the design and initial purposes of these entities using available quantitative information, qualitative factors and guidance under ASC 810-10-25 Consolidation and related Subsections.

As of the date of the initial evaluation, the Company concluded that (i) neither variable interest entity requires subordinated financial support for its operations as these operations are designed to provide residual returns to their equity investors, (ii) the Company’s explicit variable interests are its arms-length commercial relationships which do not absorb the entities’ risks and variability, (iii) that neither the Company nor its related parties had the controlling financial interests but that as a related party group they had controlling financial interest, and that (iv) the CEO, COO, family members and other equity investors are more closely related to the ESW LLC and VS and were therefore the primary beneficiaries of those entities’ variable interests and residual returns or eventual losses, not the Company. The Company concluded that consolidation of these entities was not indicated.

No subordinated financial support has been provided to these entities as of March 31, 2014 or as of December 31, 2013.

As of March 31, 2014 and December 31, 2013, there were no changes in the facts on circumstances, since its evaluation that would require consolidation of these entities.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 4 – Inventories

Inventories are comprised of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$17,320	$17,121
Work in process	2,243	3,243
Finished goods	3,133	2,741
Stores and spares	2,285	2,404
Packing material	125	110
	25,106	25,619
Less: inventory allowances	(1,410)	(1,438)
	$23,696	$24,181

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2014	2013

Building	$34,692	$34,710
Machinery and equipment	60,812	61,539
Office equipment and software	3,169	3,221
Vehicles	1,231	1,193
Furniture and fixtures	1,902	1,888
Total property, plant and equipment	101,806	102,551
Accumulated depreciation and amortization	(28,864)	(27,403)
Net value of property and equipment	72,942	75,148
Land	11,995	12,234
Total property, plant and equipment, net	$84,937	$87,382

Depreciation and amortization expense, inclusive of capital lease amortization, for the three month periods ended March 31, 2014 and 2013 amounted to $1,952 and $1,625, respectively.

As of May 2014, the Company had closed on its contract executed in 2013 for the purchase of land adjacent to the Company’s current facilities for approximately $7.3 million. This purchase brings the Company’s total manufacturing facilities to approximately 2.3 million square feet.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 6. Long-Term Debt

Long-term debt is comprised of the following:

	March 31,	December 31,
	2014	2013
Obligations under borrowing arrangements	$83,174	$77,817
Less: Current portion of long-term debt and other current borrowings	38,579	29,720
Long-term debt	$44,595	$48,097

At March 31, 2014, the Company owed approximately $83,174 under its various borrowing arrangements with several banks in Colombia and Panama including obligations under various capital leases as discussed below. The bank obligations have maturities ranging from six months to 10 years that bear interest at rates ranging from 5.6% to 10.2%. These loans are generally secured by substantially all of the Company’s accounts receivable and/or inventory. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

As of March 31, 2014, the Company was not in compliance with certain financial covenants for its financial obligations with Banco Colpatria. In April 2014, the bank confirmed with the Company it would take no actions to accelerate payments, increase interest, or take any other actions as a result of the non-compliance with the covenants against the Company and is currently working with the Company to redefine such financial covenants to better reflect the operations of the Company.

Revolving Lines of Credit

The Company has approximately $2.3 million available in two lines of credit under a revolving note arrangement as of March 31, 2014. The Revolving Notes expired and were renewed on April 3, 2014. The floating interest rates on the revolving notes are between DTF+4.6% and DTF+5.2%. DTF is the primary measure of interest rates in Colombia. The note is secured by all assets of the Company. At March 31, 2014 and December 31, 2013, $376 and $1,872 was outstanding under these lines, respectively.

Interest expense for the three month periods ended March 31, 2014 and 2013 was $ 2.0 million and $ 1.7 million, respectively.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 7. Income Taxes

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

The components of income tax expense (benefit) are as follows:

	Three month periods ended
	March 31, 2014	March 31, 2013
Current income tax
Foreign	$2,423	$1,415
Deferred income tax
Foreign	548	216
Total Provision for Income tax	$2,971	$1,631
Effective income tax rate	-173%	39%

The Company's higher effective tax rate for the three months ended March 31, 2014, reflects a non-deductible loss of $8.9 million for the change in the fair value of the Company’s warrant liability.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2014. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 8. Fair Value Measurements

The Company accounts for financial assets and liabilities in accordance with accounting standards that define fair value and establish a framework for measuring fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (at March 31, 2014):

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	27,160
Interest Rate Swap Derivative Liability	-	157	-

Fair Value of Financial Instruments

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

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 9. Segment and Geographic Information

The Company operates a single segment business for product sales which consists of geographical sales territories as follows:

	Three months ended March 31,
	2014	2013
Colombia	$20,955	$22,962
United States	21,867	12,379
Panama	4,415	3,268
Other	604	1,022
	$47,841	$39,631

Note 10. Warrant Liability

The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. Expected dividend yield is based on historical trends. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies. The inputs to the model were as follows:

	March 31, 2014	December 31, 2013

Stock Price	$10.55	$8.55
Dividend Yield	N/A	N/A
Risk-free rate	0.90%	0.78%
Expected Term	2.77	2.97
Expected Volatility	44.74	44.69

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2013	$18,280
Fair value adjustment	8,880
Balance - March 31, 2014	$27,160

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 11. Related Parties

The Company’s major related party entities are: ESW LLC, a Florida LLC partially owned by the Company’s Chief Executive Officer and Chief Operating Officer, VS, an importer and installer based in Panama owned by related party family members, and Union Temporal ESW (“UT ESW”), a temporary contractual joint venture under Colombian law with Ventanar S. A. managed by related parties that expires at the end of its applicable contracts.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	March 31	December 31
Assets	2014	2013
Due from ESW LLC	$13,357	$11,823
Due from VS	555	2,690
Due from UT ESW	3,331	3,199
Due from other related parties	1,750	1,346
	$18,993	$19,058

	Three month periods ended March 31,
	2014	2013
Revenues
Sales to ESW LLC	$8,513	$4,309
Sales to VS	39	12
Sales to UT ESW	66	3,738
	8,618	8,059

Expenses
Fees paid to directors and officers	$-	$117
Payments to other related parties*	-	89

*Payments to other related parties in 2013 consists of donations to Fundación Tecnoglass.

In 2013, the Company guaranteed a bank loan for $519 to related party A Construir S.A. in order to purchase raw materials and accelerate completion of a warehouse for Tecnoglass. At the December 31, 2013 the guarantee was in good standing and no liabilities have been recorded. At completion of the warehouse in February 2014, the loan was repaid in full and the guarantee was canceled.

In 2013, the Company guaranteed a loan for $163 used to develop a lot adjacent to the Alutions plant into a related party fuel service station Santa Maria del Mar S.A. At the March 31, 2014 the guarantee was in good standing and no liabilities have been recorded, and the Company was in the process of restructuring the guarantee to exclude the involvement of Tecnoglass, S.A., as required by the merger agreement.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

On April 16, 2014 the Company guaranteed approximately $300 of bank loans for the Company’s Foundation. The guarantee is in good standing and no liabilities have been recorded.

Note 12. Note Payable to Shareholder

From September 5, 2013 to November 7, 2013 A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the merger and $80 remained unpaid as of March 31, 2014 and December 31, 2013.

Note 13. Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap (IRS) contracts as economic hedges against interest rate risk through 2017, and two currency forward contracts as economic hedges against foreign currency rate risk on U.S. dollar loans. The currency forwards expired in January 2014. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts are recorded on the balance sheet as liabilities as of March 31, 2014 at an aggregate fair value of $157. Changes in the fair value of the derivatives are recorded in current earnings.

Note 14. Commitments and Contingencies

Guarantees

In 2013, the Company guaranteed a $3,633 bank loan for Construimos y Señalizamos S.A. The borrowed funds were deposited with ES to ensure enough resources for large projects that could potentially require significant uses of cash by the Company. At the March 31, 2014, the guarantee was in good standing and no liabilities are recorded. The funds were repaid to the bank on April 1, 2014. In conjunction with such, the guarantee was released.

Guarantees on behalf of or from related parties are disclosed in Note 11 - Related Parties

Legal Matters

Tecnoglass S.A. and Tecnoglass USA, Inc., a related party, are named in a civil action for wrongful death, negligence and negligent infliction of emotional distress arising out of a workplace accident where a crate of glass fell and fatally crushed a worker during the unloading process. TG denies liability and intends to rigorously defend the claim in court. TG’s insurance carrier is providing coverage to TG under a $3.0 million wasting policy, which means that the attorneys’ fees and expenses incurred during the defense of the claim reduce the amount of coverage available. TG’s U.S. counsel believe that the claimants’ initial request of $6.0 million in negotiations is without merit or substance. Based on pre-trial settlement negotiations, TG’s U.S. counsel believe that the claimants will settle for substantially less than the $3.0 million policy coverage, and uninsured losses in excess of the policy are unlikely. The case is scheduled for the trial calendar in Miami-Dade County beginning September 15, 2014. TG’s counsel believes that an uninsured loss to the Company above the coverage limits is unlikely and immaterial.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Tecnoglass S.A. is also a named defendant in in the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. in the 17 th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, Inc. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. Diplomat initiated a complaint asserting various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tort feasor, it cannot sue for indemnity. A trial date has not yet been set for this case. TG’s counsel believes that a liability in this claim is unlikely and immaterial.

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

Note 15. Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2014 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure other than those disclosed in these financial statements.

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

In Panama, ES sells products primarily to companies participating in large construction projects in the higher income areas of the city. ES products were supplied in the Soho Plaza, a complex of a shopping mall and two skyscrapers which brought in approximately $18 million in revenues to the Company since the inception of the contract in 2012.

TG sells to its customers using several sales teams based out of Colombia to specifically target regional markets in South, Central and North America. In addition, TG has approximately ten free-lance sales representatives based in North America.

ES sells its products through four sales teams based out of Colombia, Peru, Panama and the US. The Colombia sales team is the largest sales group and has deep contacts throughout the construction industry, and markets ES’s products and installation services. The sales team in Peru is responsible for sales in South America excluding Colombia. Sales forces in Panama and the US are not through subsidiaries but arms-length agreements with sales representatives.

Liquidity

As of March 31, 2014 and December 31, 2013, the Company had cash and cash equivalents of approximately $23.8 million and $6.5 million, respectively. The significant change is due to the receipt in January 2014 of approximately $22.5 million proceeds from the reverse merger and stock subscription agreement in December 2013.

The Company expects that cash flow from operations, proceeds from borrowings under the Company’s lines of credit, and the proceeds from the merger will be its primary sources of liquidity and will be sufficient to fund the Company’s cash requirements for the next twelve months.

On March 5, 2014, the Company entered into a subscription agreement with an affiliate of A. Lorne Weil, the Company’s Non-Executive Chairman of the Board, pursuant to which such affiliate agreed to purchase an aggregate of 95,693 ordinary shares of the Company for $1.0 million, or approximately $10.45 per share, representing a slight premium to the closing price of the ordinary shares immediately prior to the execution of the subscription agreement. The transaction closed on March 14, 2014.

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

Capital Resources

New technology investments

Between the quarters ended in March 31, 2013 and 2014 the company made significant capital expenditures of approximately $17.5 million. This included the creation of a complete jumbo glass production line that includes washing, tempering, laminating, insulating, silk screening and cutting of glass pieces of up to three meters by six meters. In addition, four new state of the art glass tempering ovens were purchased which increased the plant efficiency and the quality of the finished products.

Land purchase

As of May 2014, the Company had closed on its contract executed in 2013 for the purchase of land adjacent to the Company’s current facilities for $7.3 million. This brings the Company’s total manufacturing facilities to approximately 2.3 million square feet.

The Company transforms glass and aluminum which requires significant investments in state of the art technology. In the twelve month period ended March 31, 2014, the Company made investments primarily in building and construction, and machinery and equipment in the amount of $23.2 million of which $1.2 million occurred during the three month period ended March 31, 2014

Results of Operations

	For the three months ended March 31
	2014	2013
Net operating revenues	$47,841	$39,631
Cost of sales	33,245	27,718
Operating expenses, net	6,739	6,991
Operating income	7,857	4,922
Non-operating revenues, net	1,286	879
Interest Expense	1,973	1,669
Change in fair value of warrant liability	(8,880)	-
Income tax provision	2,971	1,631
Net income (loss)	$(4,681)	$2,501

Comparison of quarterly periods ended March 31, 2014 and March 31, 2013

The Company’s net operating revenues increased $8.2 million or 20.7% from $39.6 million to $47.8 million for the quarterly period ended March 31, 2014 compared the quarterly period ended March 31, 2013.

Sales in the U.S. market for the quarterly period ended March 31, 2014 increased $9.4 million or 76.7% when compared to the quarterly period ended March 31, 2013. The Company recorded increased sales outside of its traditional base in the South Florida region and is now selling in several major cities including Washington. Baltimore, San Francisco and New York on the basis of timely delivery, competitive prices, and high quality. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, presented a $2.0 million decline or 8.7% for the quarters ended March 31, 2014 compared to the same period of 2013 as an effect of currency translation adjustments. In terms of local currency sales in Colombia grew by 3.2%, offset by a decline in the exchange rates used for translating sales in Colombian pesos, into U.S. dollars, the reporting currency. Sales to Panama grew by $1.1 million, or 35% from the first quarter of 2013 to the first quarter of 2014.

Sales margins increased slightly from 30.0 % to 30.5% in the quarterly periods ended March 31, 2013 and 2014 Costs of sales increased $5.5 million in the quarters ended March 31, 2014 and 2013. Purchase of raw materials grew by $4.2 million, or 25.8%, in direct relation with the increase in sales. The cost of direct labor decreased $0.2 million .Indirect costs of manufacturing grew $1.5 million or 17%. The increase in indirect cost of manufacturing is below the growth level for sales since many of these are fixed costs. Increases were mostly experienced in purchases of natural gas because of increased price and shipping charges.

Selling and Administrative Expenses declined 3.6% from $7.0 million to $6.7 million, or in the quarterly period ended March 31, 2014 when compared to the quarterly period ended March 31, 2013. The decrease was the result of decreases in sales commissions resulting from new sales arrangements in key markets, partially offset by modest increases in personnel costs driven by the growth in the Company’s operations, significant expenses resulting from the Company becoming a publicly traded Company and favorable exchange rates used in translating expenses to U.S. dollars, the reporting currency.

An extraordinary non-cash, non-operating loss of $8.9 million arose from the increase in the fair value of the warrant liability in the three month period ended March 31, 2014 relative to its fair value at December 31, 2013. There was no comparable warrant liability at March 31, 2013 as this derivative obligation was included in the results of operations of the Company since the date of the merger December 20, 2013 forward. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

As a result of the foregoing, the Company recorded a net loss for the three month period ended March 31 2014 of $4.9 million ($0.20 per diluted share), compared to $2.5 million net income ($0.12 per diluted share) in the three month period ended March 31, 2013.

During the three month periods ended March 31, 2014 and 2013, $11.1 million and less than $0.1 million were generated and used from operations. The principal sources of cash from operating activities was the receipt of $22.5 million of proceeds in January from the merger and subscription agreements executed in December 2013. Major uses of cash for operating activities are as follows:

	Three months ended
In millions	March 31, 2014	March 31, 2013
Payments to Suppliers	$17.4	15.9
Payments to Employees	6.3	5.9
Interest	1.4	1.1
Taxes	-	-

Increases in payments to suppliers and employees are directly related to increases in cost of materials and direct labor in line with the increase of sales.

Major differences between our net income and cash provided by operating activities are primarily depreciation, along with the timing differences between when we recognize revenues (principally contract and export sales) and expenses (customer advances) and when those revenues and expenses are collected or paid.

Cash generated from financing activities was $7.6 million and $10.5 million during the three month periods ended March 31, 2014 and 2013, respectively, primarily proceeds and repayments of bank loans and credit lines.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management identified the following material weaknesses in our internal control over financial reporting as of March 31, 2014.

Entity-Level Control - We have not established effective internal controls for the timely identification of significant, non-routine, unusual, or complex events or transactions, inclusive of significant related party transactions and for policies related to management evaluation of certain accounting estimates.

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

Revenue Accounting - We have not developed adequate internal controls over revenue recognition related to fixed price contract revenue in accordance with the percentage completion method.

Management’s Plan to Remediate Material Weaknesses

Management will be taking the following steps to remediate the remaining material weaknesses as follows:

▪	Hiring a sufficient number of full-time personnel with the requisite background, education and experience in our finance department;

▪	Implementing more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements;

▪	Conducting formal revenue recognition training sessions for key accounting and sales personnel;

▪	Implementing formal procedures for the consistent processing of and accounting for fixed asset transactions, including a formal review process;

▪	Implementing formal procedures for estimating valuation allowances for inventory, including a formal review process;

▪	Implementing a standard financial statement reporting process, such as an accounting and close check-list, and a formal reporting package, to be used by all departments in order for them to report information accurately, timely and in a standard format to our finance department;

▪	Improving the documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency with general accepted accounting principles;

▪	Implementing a formalized accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions;

▪	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process;

▪	Improving the interim and annual review and reconciliation process for certain key balance sheet accounts;

▪	Enhancing the training and education for our international finance and accounting personnel and new hires to our finance team;

▪	Automating certain key internal controls that are currently performed manually.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Tecnoglass S.A. and Tecnoglass USA, Inc., a related party, are named in a civil action for wrongful death, negligence and negligent infliction of emotional distress arising out of a workplace accident where a crate of glass fell and fatally crushed a worker during the unloading process. TG denies liability and intends to rigorously defend the claim in court. TG’s insurance carrier is providing coverage to TG under a $3.0 million wasting policy, which means that the attorneys’ fees and expenses incurred during the defense of the claim reduce the amount of coverage available. TG’s U.S. counsel believe that the claimants’ initial request of $6.0 million in negotiations is without merit or substance. Based on pre-trial settlement negotiations, TG’s U.S. counsel believe that the claimants will settle for substantially less than the $3.0 million policy coverage, and uninsured losses in excess of the policy are unlikely. The case is scheduled for the trial calendar in Miami-Dade County beginning September 15, 2014. TG’s counsel believes that an uninsured loss to the Company above the coverage limits is unlikely and immaterial.

Tecnoglass S.A. is also a named defendant in in the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. in the 17 th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, Inc. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. Diplomat initiated a complaint asserting various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tort feasor, it cannot sue for indemnity. A trial date has not yet been set for this case. TG’s counsel believes that a liability in this claim is unlikely and immaterial.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

10.1	Subscription Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 6, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 15, 2014

