Form 10-Q
period 2014-06-30
Tecnoglass Inc.
filed 2014-08-14
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,351,933 ordinary shares as of August 8, 2014.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,444	$2,866
Restricted cash	-	3,633
Due from transfer agent	-	15,908
Subscription receivable	-	6,611
Trade accounts receivable, net	80,090	59,010
Due from related parties	20,005	19,058
Inventories	25,319	24,181
Other current assets	53,706	29,303
Total current assets	196,564	160,570

Long term assets:
Property, plant and equipment, net	92,391	87,382
Other long term assets	269	262
Total long term assets	92,660	87,644
Total assets	$289,224	$248,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,316	$37,682
Current portion of customer advances on uncompleted contracts	27,835	28,470
Short-term debt and current portion of long term debt	54,973	29,720
Note payable to shareholder	80	80
Other current liabilities	14,370	12,545
Total current liabilities	136,574	108,497

Long term liabilities:
Warrant liability	31,745	18,280
Customer advances on uncompleted contracts	10,685	8,220
Long term debt	45,504	48,097
Total liabilities	224,508	183,094

COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,330,408 and 24,214,670 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Legal reserves	1,367	1,367
Additional paid-in capital	41,853	40,693
Retained earnings	14,215	18,488
Cumulative translation adjustment	7,279	4,570
Total shareholders’ equity	64,716	65,120
Total liabilities and shareholders’ equity	$289,224	$248,214

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Operating revenues	$51,936	$44,330	$99,777	$83,961
Cost of sales	35,287	30,971	68,532	58,689
Gross Profit	16,649	13,359	31,245	25,272

Operating expenses, net	8,230	7,480	14,969	14,471

Operating income	8,419	5,879	16,276	10,801

Loss on change in fair value of warrant liability	(4,645)	-	(13,525)	-
Non-operating revenues	1,191	862	2,477	1,741

Interest expense	2,294	1,818	4,267	3,487

Income before taxes	2,671	4,923	961	9,055

Income tax provision	2,263	1,719	5,234	3,350

Net (loss) income	$408	$3,204	$(4,273)	$5,705

Comprehensive income:
Net (loss) income	408	3,204	(4,273)	5,705

Foreign currency translation adjustments	2,885	(342)	2,709	1,636

Total comprehensive (loss) income	$3,293	$2,862	$(1,564)	$7,341

Basic (loss) income per share	$0.02	$0.16	$(0.18)	$0.28

Diluted (loss) income per share	$0.02	$0.16	$(0.18)	$0.28

Basic weighted average common shares outstanding	24,311,199	20,567,141	24,276,947	20,567,141

Diluted weighted average common shares outstanding	27,986,839	20,567,141	24,276,947	20,567,141

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,273)	$5,705
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debts	20	1,595
Provision for obsolete inventory	-	758
Depreciation and amortization	4,972	3,995
Equity method income	51	(28)
Change in value of derivative liability	(24)	-
Change in fair value of warrant liability	13,525	-
Deferred income taxes	818	822
Changes in operating assets and liabilities:
Due from transfer agent	15,908	-
Subscription receivable	6,611	-
Trade accounts receivable	(21,027)	7,716
Inventories	(432)	(3,769)
Prepaid expenses and other current assets	(391)	229
Other assets	-	180
Accounts payable and accrued expenses	(4,073)	(11,421)
Customer advances on uncompleted contracts	634	(2,210)
Other current liabilities	(12,687)	(4,225)
CASH USED IN OPERATING ACTIVITIES	(368)	(653)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	337	1,231
Restricted cash	3,572	-
Purchase of investments	(869)	(911)
Acquisition of property and equipment	(7,282)	(10,638)
CASH USED IN INVESTING ACTIVITIES	(4,242)	(10,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	55,080	33,277
Proceeds from the sale of common stock	1,000	-
Proceeds from the exercise of warrants	160	-
Repayments of debt	(37,568)	(17,734)
CASH PROVIDED BY FINANCING ACTIVITIES	18,672	15,543

Effect of exchange rate changes on cash and cash equivalents	516	(4,223)

NET INCREASE IN CASH	14,578	349
CASH — Beginning of year	2,866	2,135
CASH — End of year	$17,444	$2,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,493	$2,671
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	$2,462	$891

 The accompanying notes are an integral part of these condensed consolidated financial statements

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

Andina’s objective was to acquire, through a merger, share exchange, asset acquisition, share purchase recapitalization, reorganization or other similar business combination, one or more operating businesses. On December 20, 2013, Andina consummated a merger transaction (the “merger”) with Tecno Corporation (“Tecnoglass Holding”) as ultimate parent of Tecnoglass S.A. (“TG”) and C.I. Energía Solar S.A. ES. Windows (“ES”). The surviving entity was renamed Tecnoglass Inc.

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports about half of its production to foreign countries.

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

These unaudited condensed consolidated financial statements include the consolidated results of TGI and its indirect wholly-owned subsidiaries TG and ES. Material intercompany accounts, transactions and profits are eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. These financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the Company's unaudited condensed consolidated financial position, results of operations and cash flows.

The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. We derived the condensed consolidated balance sheet data as of December 31, 2013 from audited financial statements, but do not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report on Form 10-K”). The disclosures included in these unaudited, condensed consolidated financial statements generally do not repeat those included in the annual financial statements.

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

Contract Sales

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery of product and/or services, or completion of the contract. Included within Other current assets is approximately $16 million and $12 million of unbilled receivables as of June 30, 2014 and December 31, 2013, respectively. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. Provisions for anticipated losses are recorded in the period in which they become determinable. No provisions have been recorded for losses on uncompleted contracts for the six month period ended June 30, 2014 and the year ended December 31, 2013.

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2014 and December 31, 2013, the reserve for doubtful accounts was $287 and $403, respectively.

Inventories

Inventories, which consist primarily of purchased and processed glass, aluminum, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or market. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet installed are valued using the specific identification method.

Reserves for excess or slow-moving inventories are updated based on historical experience of a variety of factors including sales volume and levels of inventories at the end of the period. The Company’s reserve for excess or slow-moving inventories at June 30, 2014 and December 31, 2013 amounted to $1,474 and $1,438, respectively.

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

Buildings	20 years
Machinery and equipment	10 years
Furniture and fixtures	10 years
Office equipment and software	5 years

Warrant liability

 As a result of the Public Offering, the Private Placement and the merger, an aggregate of 9,200,000 warrants were issued. Of the aggregate total, 4,200,000 warrants were issued in connection with the Public Offering (“Insider Warrants”), 4,800,000 warrants were issued in connection with the Private Placement (“IPO Warrants”), and 200,000 warrants were issued upon conversion of a promissory note at the closing of the Merger (“Working Capital Warrants”). The Company classifies the warrant instrument as a liability at its fair value because the warrants do not meet the criteria for equity treatment under guidance contained in ASC 815-40-15-7D. This liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations. Following the SEC’s Notice of Effectiveness dated June 16, 2014 of the Company’s registration statement on Form S-1, that registered the IPO Warrants and the Working Capital Warrants, an aggregate of 20,045 Warrants have been exercised as of June 30, 2014. See more about the Company’s registration statement at Note 12.

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

Earnings per Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share excludes options, warrants and other potential ordinary shares outstanding, since the effect is anti-dilutive. The calculation of the weighted-average number of ordinary shares includes 20,567,141 recapitalized shares, assumed to be outstanding as of December 31, 2013, and 3,647,529 ordinary shares of Andina Acquisition outstanding at the time of the merger.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

Note 3. Variable Interest Entities

Following the merger on December 20, 2013, the Company conducted an initial evaluation as a reporting entity of its involvement with certain significant related party business entities as of December 31, 2013 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated two entities with whom it has significant commercial relationships since 2004.

ES Windows LLC (“ESW LLC”), a Florida LLC, imports and resells the Company’s products in the United States and acts as a freight forwarder for certain raw materials inventory purchased in the United States. The Company’s CEO and COO, other family members, and other related parties own 100% of the equity in ESW LLC. The Company’s sales to ESW LLC for the three month periods ended June 30, 2014 and 2013 were $ 9.6 million and 7.3 million respectively, and for the six month periods ended June 30, 2014 and 2013 were $ 18.1 million and $ 11.6 million, respectively. Outstanding receivables from ESW LLC at June 30, 2014 and December 31, 2013 were $ 13.6 million and $11.8 million, respectively.

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and CFO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three month periods ended June 30, 2014 and 2013, and for the six month periods ended June 30, 2014 and 2013 were less than $0.1 million in all periods. Outstanding receivables from VS at June 30, 2014 and December 31, 2013 were $ 0.6 million and $2.7 million, respectively.

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

We evaluated whether (i) these entities required subordinated financial support from the Company in order to operate, (ii) what variable interests existed in the risks and operations of the entities, (iii) what explicit or implicit interests the Company had in these entities as a result of the significant commercial relationships, (iv) whether the Company or its related parties had the controlling financial interests in these entities, and as a result, (v) who were the primary beneficiaries of those controlling variable interests. In order to evaluate these considerations, the Company analyzed the designs and initial purposes of these entities using available quantitative information, qualitative factors and guidance under ASC 810-10-25 Consolidation and related Subsections.

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

No subordinated financial support has been provided to these entities as of June 30, 2014 or as of December 31, 2013.

As of June 30, 2014, there were no changes in the facts or circumstances since the initial evaluation that would require consolidation of these entities.

Note 4. Inventories

Inventories are comprised of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$18,959	$17,121
Work in process	2,611	3,243
Finished goods	2,440	2,741
Stores and spares	2,602	2,404
Packing material	181	110
	26,793	25,619
Less: inventory allowances	(1,474)	(1,438)
	$25,319	$24,181

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2014	2013

Building	$36,266	$34,710
Machinery and equipment	77,316	61,539
Office equipment and software	3,425	3,221
Vehicles	1,333	1,193
Furniture and fixtures	1,971	1,888
Total property, plant and equipment	120,311	102,551
Accumulated depreciation and amortization	(40,453)	(27,403)
Net value of property and equipment	79,858	75,148
Land	12,533	12,234
Total property, plant and equipment, net	$92,391	$87,382

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

Depreciation and amortization expense, inclusive of capital lease amortization, for the three month periods ended June 30, 2014 and 2013 was $3,020 and 2,370, respectively, and for the six month periods ended June 30, 2014 and 2013 was $ 4,972 and $3,995 respectively.

The Company closed on its contract executed in 2013 for the purchase of land adjacent to the Company’s current facilities for approximately $7.3 million and, as of June 30, 2014, is in the process of registering the property within requirements of Colombian laws. This purchase brings the Company’s total manufacturing facilities to approximately 2.3 million square feet.

Note 6. Long-Term Debt

Long-term debt is comprised of the following:

	June 30,	December 31,
	2014	2013
Obligations under borrowing arrangements	$100,477	$77,817
Less: Current portion of long-term debt and other current borrowings	54,973	29,720
Long-term debt	$45,504	$48,097

At June 30, 2014, the Company owed approximately $100,477 under its various borrowing arrangements with several banks in Colombia and Panama including obligations under various capital leases as discussed below. The bank obligations have maturities ranging from six months to 10 years that bear interest at rates ranging from 5.6% to 10.2%. These loans are generally secured by substantially all of the Company’s accounts receivable and/or inventory. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

As of June 30, 2014, the Company was not in compliance with certain financial covenants for its financial obligations with Banco Colpatria. In April 2014, the bank confirmed with the Company it would take no actions to accelerate payments, increase interest, or take any other actions as a result of the non-compliance with the covenants against the Company and is currently working with the Company to redefine such financial covenants to better reflect the operations of the Company. As of the date of the fling of these condensed consolidated unaudited financial statements as of and for the period ended June 30, 2014, the April 2014 confirmation by Colpatria continues in force with no change to the bank’s statements expressed therein.

The Company has approximately $2.3 million available in two lines of credit under a revolving note arrangement as of June 30, 2014. The Revolving Notes expired and were renewed on April 3, 2014. The floating interest rates on the revolving notes are between DTF+4.6% and DTF+5.2%. DTF is the primary measure of interest rates in Colombia. The note is secured by all assets of the Company. At June 30, 2014 and December 31, 2013, $1,498 and $1,872 was outstanding under these lines, respectively.

Interest expense for the three month periods ended June 30, 2014 and 2013 was $ 1.6 million and $ 0.8 million, respectively, and for the six month periods ended June 30, 2014 and 2013 was $3.6 million and $ 2.5 million, respectively.

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

The components of income tax expense (benefit) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Current income tax
Foreign	1,900	1,049	4,416	2,044
Deferred income tax
Foreign	363	670	818	1,306
Total Provision for Income tax	$2,263	$1,719	$5,234	$3,350

The Company’s effective tax rates of 83% and 544% for the three and six month periods ended June 30, 2014 reflect non-deductible losses of $4,585 and $13,525, respectively due to the change in fair value of the Company’s warrant liability.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of June 30, 2014. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (at June 30, 2014):

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	31,745
Interest Rate Swap Derivative Liability	-	139	-

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

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

Note 9. Segment and Geographic Information

The Company operates a single segment business for product sales which consists of geographical sales territories as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Colombia	21,797	25,373	42,752	48,335
United States	26,041	15,540	47,908	27,920
Panama	3,418	2,221	7,833	5,488
Other	680	1,196	1,284	2,218
Total Revenues	$51,936	$44,330	$99,777	$83,961

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

	June 30, 2014	December 31, 2013

Stock Price	$12.08	$8.55
Dividend Yield	N/A	N/A
Risk-free rate	0.47%	0.78%
Expected Term	2.47	2.97
Expected Volatility	35.98%	44.69%

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2013	$18,280
Warrants exercised for the six months ended June 30, 2014	(60)
Fair value adjustment for six months ended June 30, 2014	13,525
Balance at June 30, 2014	$31,745

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

Note 11. Related Parties

The Company’s major related party entities disclosed in this footnote are: (i) ESW LLC, a Florida LLC partially owned by the Company’s Chief Executive Officer and Chief Operating Officer, (ii) VS, an importer and installer based in Panama owned by related party family members, (iii) Union Temporal ESW (“UT ESW”), a temporary contractual joint venture with Ventanar S. A. under Colombian law that is managed by related parties and that expires at the end of its applicable contract, (iv) UT Semáforos Barranquilla, a temporary contractual joint venture with related party Construseñales S.A. under Colombian law that expires at the end of its applicable contract, (v) A Construir S.A., a heavy construction company in which the Company’s CEO, COO and other related parties are equity investors, (vi) Construseñales S.A, a traffic signal construction company in which the Company’s CEO, COO and other related parties are equity investors.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	At June 30,	At December 31,
Assets	2014	2013
Due from ESW LLC	$13,593	$11,823
Due from VS	602	2,690
Due from UT ESW	3,776	3,199
Due from other related parties	2,034	1,346
	$20,005	$19,058

Liabilities
Due to A Construir S.A.	$(1,075)	$(2,314)
Due to UT Semáforos Barranquilla	(2,092)	(1,287)
Due to Construseñales S.A.	-	(3,633)
Due to other related parties	(622)	(1,163)
	$(3,789)	$(8,397)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Sales to ESW LLC	9,638	7,333	18,151	11,642
Sales to VS	57	27	96	40
Sales to UT ESW	49	2,780	115	6,517
	9,744	10,140	18,362	18,199

Sales to other related parties was less than 0.1 million in the three months ended and six months ended June 30, 2014 and 2013.

Expenses
Fees paid to directors and officers	621	304	621	421
Payments to other related parties*	1,162	577	1,162	666

*Payments to other related parties in 2013 and 2014 consists of donations to Fundación Tecnoglass and for 2014 the 1,162 was all paid in the three months ended June 30, 2014.

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

In 2013, the Company guaranteed a loan for $163 used to develop a lot adjacent to the Alutions plant into a related party fuel service station, Santa Maria del Mar S.A. At June 30, 2014, the guarantee was in good standing and no liabilities have been recorded, and the Company was in the process of restructuring the guarantee to exclude the involvement of Tecnoglass, S.A., as required by the merger agreement.

On April 16, 2014, the Company guaranteed approximately $300 of bank loans for the Company’s Foundation. The guarantee is in good standing and no liabilities have been recorded.

Note 12. Registration Statement and Company Securities

The Company filed a securities registration statement on Form S-1 on April 28, 2014, related to 31,362,216 ordinary shares and 5,500,000 warrants. This represents (i) 649,382 ordinary shares issued pursuant to two subscription agreements in connection with our initial business combination, (ii) 23,567,141 ordinary shares issued or to be issued as consideration in connection with our initial business combination, (iii) 1,050,000 ordinary shares issued in connection with our formation, (iv) 500,000 ordinary shares and 500,000 warrants underlying unit purchase options (and 500,000 ordinary shares underlying the warrants included in the unit purchase options) originally issued in connection with our initial public offering, (v) 4,800,000 warrants, or “insider warrants,” (and 4,800,000 ordinary shares underlying the insider warrants) purchased simultaneously with our initial public offering, (vi) 200,000 “working capital warrants,” (and 200,000 ordinary shares underlying the working capital warrants) upon conversion of a promissory note issued by us in consideration of a working capital loans and (vii) 95,693 ordinary shares sold pursuant to a subscription agreement in March 2014.

The Company will not receive any proceeds from the sale of the securities in the registration statement, although we could receive up to $40,000,000 upon the exercise of all of the insider warrants and working capital warrants, up to $9,400,000 upon the exercise of the unit purchase options, up to $7,200,000 upon the exercise of the warrants underlying such unit purchase options and up to $33,600,000 upon the exercise of the warrants issued in the Public Offering. Any amounts we receive from such exercises will be used for working capital and other general corporate purposes.

Certain holders of ordinary shares and warrants are restricted from selling any of their securities covered by this registration statement until December 20, 2014.

Following the SEC’s Notice of Effectiveness dated June 16, 2014 of the Company’s registration statement on S-1, an aggregate of 20,045 warrants have been exercised as of June 30, 2014. As of the date that these condensed unaudited consolidated financial statements were available for publication, a total of 41,570 warrants had been exercised for Company ordinary shares through August 8, 2014.

Note 13. Note Payable to Shareholder

From September 5, 2013 to November 7, 2013 A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the merger and $80 remained unpaid as of June 30, 2014 and December 31, 2013.

Note 14. Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap (IRS) contracts as economic hedges against interest rate risk through 2017, and two currency forward contracts as economic hedges against foreign currency rate risk on U.S. dollar loans. The currency forwards expired in January 2014. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts are recorded on the balance sheet as liabilities as of June 30, 2014 at an aggregate fair value of $139. Changes in the fair value of the derivatives are recorded in current earnings.

Note 15. Commitments and Contingencies

Guarantees

In 2013, the Company guaranteed a $3,633 bank loan for Construimos y Señalizamos S.A. The borrowed funds were deposited with ES to ensure enough resources for large projects that could potentially require significant uses of cash by the Company. At the June 30, 2014, the guarantee was in good standing and no liabilities are recorded. The funds were repaid to the bank on April 1, 2014. In conjunction with such, the guarantee was released.

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

Guarantees on behalf of or from related parties are disclosed in Note 11 - Related Parties.

Legal Matters

Tecnoglass S.A. and Tecnoglass USA, Inc., a related party, are named in a civil action for wrongful death, negligence and negligent infliction of emotional distress arising out of a workplace accident where a crate of glass fell and fatally crushed a worker during the unloading process. TG denies liability and intends to rigorously defend the claim in court. TG’s insurance carrier is providing coverage to TG under a $3.0 million wasting policy, which means that the attorneys’ fees and expenses incurred during the defense of the claim reduce the amount of coverage available. TG’s U.S. counsel believe that the claimants’ initial request of $6.0 million in negotiations is without merit or substance. Based on pre-trial settlement negotiations, TG’s U.S. counsel believe that the claimants will settle for substantially less than the $3.0 million policy coverage, and uninsured losses in excess of the policy are unlikely. TG’s counsel believes that an uninsured loss to the Company above the coverage limits is unlikely and immaterial. A trial date has not been set for this case.

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

Note 16. Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2014 and through the date the financial statements were available to be issued, and concluded that no additional subsequent events required disclosure other than those disclosed in these financial statements.

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

Liquidity

As of June 30, 2014 and December 31, 2013, the Company had cash and cash equivalents of approximately $17.4 million and $6.5 million, respectively. The significant change is due to the receipt in January 2014 of approximately $22.5 million proceeds from the reverse merger and stock subscription agreement in December 2013 and the Company has been using these funds to finance working capital to leverage the company’s growth in operations.

The Company expects that cash flow from operations, proceeds from borrowings under the Company’s lines of credit, and proceeds from the 2013 merger will be its primary sources of liquidity and will be sufficient to fund the Company’s cash requirements for the next twelve months.

Additionally, the Company could receive up to $90.2 million from the exercise of warrants and unit purchase options comprised of: up to $40 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $33.6 million upon the exercise of the warrants issued in the Company’s IPO. As of June 30, 2014, following the Company’s registration statement becoming effective on June 16, 2014, 20,045 warrants have been exercised for proceeds of $160,300.

Capital Resources

As of May 2014, the Company closed on its contract executed in 2013 for the purchase of land adjacent to the Company’s current facilities for $7.3 million. This brings the Company’s total manufacturing facilities to approximately 2.3 million square feet.

The Company transforms glass and aluminum which requires significant investments in state of the art technology. In the six month period ended June 30, 2014, the Company made investments primarily in building and construction, and machinery and equipment in the amount of $7.2 million, compared to $10.3 in the first six months of 2013.

Results of Operations	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2014		2013		2014		2013
Net Sales	51,936	100%	44,330	100%	99,777	100%	83,961	100%
Cost of sales	35,287	-	30,971	-	68,532	-	58,689	-
Gross margin	16,649	32.1%	13,359	30.1%	31,245	31.3%	25,272	30.1%
Operating expenses, net	8,230	15.8%	7,480	16.9%	14,969	15.0%	14,471	17.2%
Operating income	8,419	16.2%	5,879	13.3%	16,276	16.3%	10,801	12.9%
Non-operating revenues, net	1,191	-	862	-	2,477	-	1,741	-
Interest Expense	2,294	-	1,818	-	4,267	-	3,487	-
Change in fair value of warrant liability	(4,645)	-	-	-	(13,525)	-	-	-
Income tax provision	2,263	-	1,719	-	5,234	-	3,350	-
Net income (loss)	408	0.8%	3,204	7.2%	(4,273)	-4.3%	5,705	6.8%

Results of operations for the three months ended June 30, 2014 and June 30, 2013

Revenues

The Company’s net operating revenues increased $7.6 million or 17.2% from $44.3 million to $51.9 million for the quarterly period ended June 30, 2014 compared the quarterly period ended June 30, 2013.

Sales in the U.S. market for the quarterly period ended June 30, 2014 increased $10.5 million or 67.6% when compared to the quarterly period ended June 30, 2013. The Company continued expansion of sales outside of traditional base in the South Florida region and is now selling in several regions including Baltimore-Washington, California, Texas, New York and New Jersey on the basis of timely delivery, competitive prices, and high quality. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, presented a $3.8 million decline or 15.0% for the quarters ended June 30, 2014 compared to the same period of 2013. In terms of local currency sales in Colombia decreased 12.4% augmented by a decline in exchange rates used for translating sales in Colombian Pesos into U.S. dollars, the reporting currency. Sales to Panama grew by $1.1 million, or 53.9% from the first quarter of 2013 compared to the first quarter of 2014.

Margins

Sales margins increased to 32.1% from 30.1% in the quarterly periods ended June 30, 2014 and 2013. This increase was the result of the continuing margin improvement in the comparisons of the six months ended June 30, 2014 and 2013 discussed below.

Expenses

Selling and Administrative Expenses increased 10% from $7.5 million to $8.2 million in the quarterly period ended June 30, 2014 when compared to the quarterly period ended June 30, 2013. The increase was a result of decreases in sales commissions resulting from new sales arrangements in key markets, offset by increases in personnel costs driven by the growth in the Company’s operations, significant expenses resulting from the Company becoming publicly traded, and favorable exchange rates used in translating expenses to U.S. dollars, the reporting currency.

Loss – Warrants Liability

A non-cash, non-operating loss of $4.6 million arose from the increase in the fair value of the warrant liability in the six month period ended June 30, 2014 relative to its fair value at the end of the previous quarter ended March 31, 2014. There was no comparable warrant liability at June 30, 2013 as this derivative obligation was included in the results of operations of the Company since the date of the merger December 20, 2013 forward. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Management does not consider the effects of the change in the warrant liability to be indicative of the results of the Company’s operations.

Results of operations for the six months ended June 30, 2014 and 2013

Revenues

The Company’s net operating revenues increased $15.8 million or 18.8% from $84.0 million to $99.8 million for the six month period ended June 30, 2014 compared the same period ended June 30, 2013.

Growth was mostly driven by sales the U.S. market which increased $20 million or 71.6% in the six months ended June 30, 2014 when compared to the quarterly period ended June 30, 2013. The Company continued its expansion of sales outside of its traditional base in the South Florida region and is with direct and contract sales in several regions including Baltimore-Washington, California, Texas, New York and New Jersey on the basis of timely delivery, competitive prices, high quality and strategic alliances with major industry. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, presented a $5.5 million decline or 11.6% for the six months ended June 30, 2014 compared to the same period of 2013. In terms of local currency sales in Colombia decreased 5.2%, augmented by a decline in the exchange rates used for translating sales in Colombian pesos, into U.S. dollars, the reporting currency. Sales to Panama grew by $2.3 million, or 42% from the first six months of 2013 to the first six months of 2014.

Margins

Sales margins increased from 30.1% to 31.3% in the six month periods ended June 30, 2013 and 2014. The company believes the increase in sales margin is a result of a higher degree of vertical manufacturing integration, optimization of inventory and increased exports to markets in the United States where strict building codes require products with higher specification.

Expenses

During the six month periods ended June 30, 2013 and 2014, general selling and administrative remained relatively stable – with only a 3.4%, or $0.5 million increase. This increase was driven by an increase in administrative expenses comprised of fees associated with becoming a publicly traded company such as external audit costs, advisory and consulting, offset by improved control of expenses.

Interest Expense and Foreign Exchange Gains and Losses

During the six month periods ended June 30, 2013 and 2014, interest expense increased by $0.8 million, about 22.33% from 3.5 million to 4.3 million in line with the increase in total debt. The Company has been able to attract offers from several domestic and foreign banks to improve the structure of debt at better terms.

Loss – Warrants Liability

A non-cash, non-operating loss of $13.5 million arose from the increase in the fair value of the warrant liability in the six month period ended June 30, 2014. There was no comparable warrant liability at June 30, 2013 as this derivative obligation was included in the results of operations of the Company since the date of the merger December 20, 2013 forward. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Cash Flow from Operations and Financing Activities

 During the six month periods ended June 30, 2014 and 2013, $0.4 million and $0.7 million, respectively, were used in operating activities. The principal use of cash was receivables growth due to increase in operations and longer payment terms to select direct clients as part of a strategy to increase sales.

 Cash generated from financing activities was $18.7 million and $15.5 million during the six month periods ended June 30, 2014 and 2013, respectively, primarily proceeds from bank loans and credit lines used to finance capital expenditures.

	Six months ended
	June 30, 2014	June 30, 2013
Cash Flow from Operating Activities	$(368)	$(653)
Cash Flow from Financing Activities	18,672	15,543
Cash Flow from Investing	(4,242)	(10,318)
Cash Balance – Beginning of Period	2,866	2,135
Cash Balance – End of Period	$17,444	$2,484

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013.

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

Management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2014.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Tecnoglass S.A. and Tecnoglass USA, Inc., a related party, are named in a civil action for wrongful death, negligence and negligent infliction of emotional distress arising out of a workplace accident where a crate of glass fell and fatally crushed a worker during the unloading process. TG denies liability and intends to rigorously defend the claim in court. TG’s insurance carrier is providing coverage to TG under a $3.0 million wasting policy, which means that the attorneys’ fees and expenses incurred during the defense of the claim reduce the amount of coverage available. TG’s U.S. counsel believe that the claimants’ initial request of $6.0 million in negotiations is without merit or substance. Based on pre-trial settlement negotiations, TG’s U.S. counsel believe that the claimants will settle for substantially less than the $3.0 million policy coverage, and uninsured losses in excess of the policy are unlikely. A trial date has not been set for this case. TG’s counsel believes that an uninsured loss to the Company above the coverage limits is unlikely and immaterial.

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

PART II-OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 14,2014

