Form 10-Q
period 2014-09-30
Tecnoglass Inc.
filed 2014-11-10
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,402,933 ordinary shares as of October 31, 2014.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2014

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,744	$2,866
Restricted cash	-	3,633
Due from transfer agent	741	15,908
Subscription receivable	-	6,611
Trade accounts receivable, net	65,634	59,010
Due from related parties	20,504	19,058
Inventories	26,276	24,181
Other current assets	28,502	29,303
Total current assets	159,401	160,570

Long term assets:
Property, plant and equipment, net	102,620	87,382
Other long term assets	6,580	262
Total long term assets	109,200	87,644
Total assets	$268,601	$248,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,407	$32,950
Due to related parties	2,444	8,397
Current portion of customer advances on uncompleted contracts	9,165	24,805
Short-term debt and current portion of long term debt	56,567	29,720
Note payable to shareholder	80	80
Other current liabilities	14,572	12,545
Total current liabilities	117,235	108,497

Long term liabilities:
Warrant liability	25,049	18,280
Customer advances on uncompleted contracts	10,754	8,220
Long term debt	45,686	48,097
Total liabilities	198,724	183,094

COMMITMENTS AND CONTINGENCIES	-	-

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,402,933 and 24,214,670 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	2
Legal reserves	1,367	1,367
Additional paid-in capital	47,590	45,850
Retained earnings	25,475	18,488
Cumulative translation Adjustment	(4,557)	(587)
Total shareholders’ equity	69,877	65,120
Total liabilities and shareholders’ equity	$268,601	$248,214

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Operating revenues	$53,453	45,501	$153,230	$129,462
Cost of sales	37,008	31,184	105,540	89,873
Gross Profit	16,445	14,317	47,690	39,589

Operating expenses, net	8,795	8,219	23,764	22,690

Operating income	7,650	6,098	23,926	16,899

(Gain)/Loss on change in fair value of warrant liability	(6,756)	-	6,769	-
Non-operating revenues	(1,003)	(536)	(3,480)	(2,277)

Interest expense	2,380	1,888	6,647	5,375

Income before taxes	13,029	4,746	13,990	13,801

Income tax provision	1,770	1,552	7,004	4,902

Net income	$11,259	$3,194	$6,986	$8,899

Comprehensive income
Net income	11,259	3,194	6,986	8,899

Foreign currency translation adjustments	(6,680)	(327)	(3,971)	1,309

Total comprehensive income	$4,579	$2,867	$3,015	$10,208

Basic income per share	$0.46	$0.16	$0.29	$0.43

Diluted income per share	$0.40	$0.16	$0.25	$0.43

Basic weighted average common shares outstanding	24,364,014	20,567,141	24,306,288	20,567,141

Diluted weighted average common shares outstanding	28,137,166	20,567,141	27,761,268	20,567,141

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,986	$8,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	21	2,358
Provision for obsolete inventory	-	1,121
Depreciation and amortization	7,777	5,977
Change in value of derivative liability	89	117
Change in fair value of warrant liability	6,769	-
Deferred income taxes	352	814
Changes in operating assets and liabilities:
Due from transfer agent	15,908	-
Subscription receivable	6,611	-
Trade accounts receivable	(10,710)	(2,272)
Due from related parties	(2,507)	-
Inventories	(3,535)	(3,207)
Other current assets	(5,307)	(2,292)
Other long termassets	(6,682)	178
Accounts payable and accrued expenses	4,344	2,099
Due to related parties	(5,412)	-
Customer advances on uncompleted contracts	(12,388)	(6,097)
Other current liabilities	6,051	798
CASH PROVIDED BY OPERATING ACTIVITIES	8,367	8,493

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	368	956
Purchase of investments	(1,028)	(1,874)
Acquisition of property and equipment	(24,918)	(20,898)
Restricted cash	3,605	-
CASH USED IN INVESTING ACTIVITIES	(21,973)	(21,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	88,370	19,378
Proceeds from the sale of common stock	1,000	-
Repayments of debt	(62,013)	(5,687)
CASH PROVIDED BY FINANCING ACTIVITIES	27,357	13,691

Effect of exchange rate changes on cash and cash equivalents	1,127	2,474

NET INCREASE IN CASH	14,878	2,842
CASH — Beginning of year	2,866	2,135
CASH — End of year	$17,744	$4,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,031	$5,239
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	$3,152	$9,875
Warrant exercise proceeds held by transfer agent	$741	$-

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

Contract Sales

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery of product and/or services, or completion of the contract. Included within Other current assets is approximately $14 million and $12 million of unbilled receivables as of September 30, 2014 and December 31, 2013, respectively. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. Provisions for anticipated losses are recorded in the period in which they become determinable. No provisions have been recorded for losses on uncompleted contracts for the nine month period ended September 30, 2014 and the year ended December 31, 2013.

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2014 and December 31, 2013, the reserve for doubtful accounts was $133 and $403, respectively.

Inventories

Inventories, which consist primarily of purchased and processed glass, aluminum, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or market. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet installed are valued using the specific identification method.

Reserves for excess or slow-moving inventories are updated based on historical experience of a variety of factors including sales volume and levels of inventories at the end of the period. The Company’s reserve for excess or slow-moving inventories at September 30, 2014 and December 31, 2013 amounted to $1,367 and $1,438, respectively.

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

Warrant liability

As a result of the Public Offering, the Private Placement and the merger, an aggregate of 9,200,000 warrants were issued. Of the aggregate total, 4,200,000 warrants were issued in connection with the Public Offering (“IPO Warrants”), 4,800,000 warrants were issued in connection with the Private Placement (“Insider Warrants”), and 200,000 warrants were issued upon conversion of a promissory note at the closing of the Merger (“Working Capital Warrants”). The Company classifies the warrant instrument as a liability at its fair value because the warrants do not meet the criteria for equity treatment under guidance contained in ASC 815-40-15-7D. This liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations. Following the SEC’s Notice of Effectiveness dated June 16, 2014 of the Company’s registration statement on Form S-1 that registered the IPO Warrants and the Working Capital Warrants, an aggregate of 92,570 Warrants have been exercised as of September 30, 2014. See more about the Company’s registration statement at Note 12.

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

The following table sets forth the computation of the basic and diluted earnings per share for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Numerator for basic and diluted earnings per shares
Net Income	6,986	8,899

Denominator
Denominator for basic earnings per ordinary share – weighted average shares outstanding	24,306,288	20,567,141
Effect of dilutive warrants	3,454,980	-
Denominator for diluted earnings per ordinary share – weighted average shares outstanding	27,761,268	20,567,141

Basic earnings per ordinary share	0.29	0.43
Diluted earnings per ordinary share	0.25	0.43

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

Reclassifications

Certain accounts in the prior year's condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements. These reclassifications have no effect on the previously reported net income.

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

ES Windows LLC (“ESW LLC”), a Florida LLC, imports and resells the Company’s products in the United States and acts as a freight forwarder for certain raw materials inventory purchased in the United States. The Company’s CEO and COO, other family members, and other related parties own 100% of the equity in ESW LLC. The Company’s sales to ESW LLC for the three month periods ended September 30, 2014 and 2013 were $ 17.4 million and $7.7 million respectively, and for the nine month periods ended September 30, 2014 and 2013 were $ 27.0 million and $ 19.3 million, respectively. Outstanding receivables from ESW LLC at September 30, 2014 and December 31, 2013 were $ 12.0 million and $11.8 million, respectively.

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama .Family members of the Company’s CEO and CFO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three month periods ended September 30, 2014 and 2013, and for the nine month periods ended September 30, 2014 and 2013  were less than $0.1 million in all periods. Outstanding receivables from VS at September 30, 2014 and December 31, 2013 were $0.6 million and $2.7 million, respectively.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Management evaluated whether (i) these entities required subordinated financial support from the Company in order to operate, (ii) what variable interests existed in the risks and operations of the entities, (iii) what explicit or implicit interests the Company had in these entities as a result of the significant commercial relationships, (iv) whether the Company or its related parties had the controlling financial interests in these entities, and as a result, (v) who were the primary beneficiaries of those controlling variable interests. In order to evaluate these considerations, the Company analyzed the designs and initial purposes of these entities using available quantitative information, qualitative factors and guidance under ASC 810-10-25 Consolidation and related Subsections.

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

No subordinated financial support has been provided to these entities as of September 30, 2014 or as of December 31, 2013.

As of September 30, 2014, there were no changes in the facts or circumstances since the initial evaluation that would require consolidation of these entities.

Note 4. Inventories

Inventories are comprised of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$19,906	$17,121
Work in process	2,057	3,243
Finished goods	2,658	2,741
Stores and spares	2,855	2,404
Packing material	167	110
	27,643	25,619
Less: inventory allowances	(1,367)	(1,438)
	$26,276	$24,181

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2014	2013

Building	$35,253	$34,710
Machinery and equipment	80,107	61,539
Office equipment and software	3,205	3,221
Vehicles	1,444	1,193
Furniture and fixtures	1,909	1,888
Total property, plant and equipment	121,919	102,551
Accumulated depreciation and amortization	(38,769)	(27,403)
Net value of property and equipment	83,150	75,148
Land	19,470	12,234
Total property, plant and equipment, net	$102,620	$87,382

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Depreciation and amortization expense, inclusive of capital lease amortization, for the three month periods ended September 30, 2014 and 2013 was $2,805 and $1,982, respectively, and for the nine month periods ended September 30, 2014 and 2013 was $ 7,777 and $5,977 respectively.

The Company closed on its contract executed in 2013 for the purchase of land adjacent to the Company’s current facilities for approximately $7.5 million and, as of September 30, 2014, is in the process of registering the property within requirements of Colombian laws. This purchase brings the Company’s total manufacturing facilities to approximately 2.3 million square feet.

Note 6. Long-Term Debt

Long-term debt is comprised of the following:

	September 30,	December 31,
	2014	2013
Obligations under borrowing arrangements	$102,253	$77,817
Less: Current portion of long-term debt and other current borrowings	56,567	29,720
Long-term debt	$45,686	$48,097

At September 30, 2014, the Company owed approximately $102,253 under its various borrowing arrangements with several banks in Colombia and Panama including obligations under various capital leases as discussed below. The bank obligations have maturities ranging from nine months to 10 years that bear interest at rates ranging from 5.6% to 10.2%. These loans are generally secured by substantially all of the Company’s accounts receivable and/or inventory. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

As of September 30, 2014, the Company was not in compliance with certain financial covenants for its financial obligations with Banco Colpatria. In April 2014, the bank confirmed with the Company it would take no actions to accelerate payments, increase interest, or take any other actions as a result of the non-compliance with the covenants against the Company and is currently working with the Company to redefine such financial covenants to better reflect the operations of the Company. As of the date of the filing of these condensed consolidated unaudited financial statements as of and for the period ended September 30, 2014, the April 2014 confirmation by Colpatria continues in force with no change to the bank’s statements expressed therein.

The Company has approximately $1.0 million available in two lines of credit under a revolving note arrangement as of September 30, 2014. The Revolving Notes expired and were renewed on April 3, 2014. The floating interest rates on the revolving notes are between DTF+2% and DTF+6.5%. DTF is the primary measure of interest rates in Colombia. The note is secured by all assets of the Company. At September 30, 2014 and December 31, 2013, $1,490 and $1,872 was outstanding under these lines, respectively.

Interest expense for the three month periods ended September 30, 2014 and 2013 was $ 2.4 million and $ 1.9 million, respectively, and for the nine month periods ended September 30, 2014 and 2013 was $6.6 million and $ 5.4 million, respectively.

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

The components of income tax expense (benefit) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Current income tax
Foreign	2,086	2,044	6,652	4,088
Deferred income tax
Foreign	(316)	(492)	352	814
Total Provision for Income tax	$1,770	1,552	7,004	4,902

The Company’s effective tax rates of 14% and 50% for the three and nine month periods ended September 30, 2014 reflect non-deductible income (losses) of $6,756 and ($6,769), respectively due to the change in fair value of the Company’s warrant liability.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of September 30, 2014. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (at September 30, 2014):

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	25,049
Interest Rate Swap Derivative Liability	-	189	-

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

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 9. Segment and Geographic Information

The Company operates a single segment business for product sales which consists of geographical sales territories as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Colombia	22,353	24,378	65,105	72,711
United States	26,812	17,704	74,720	45,624
Panama	2,649	2,099	10,482	7,588
Other	1,639	1,320	2,923	3,539
Total Revenues	$53,453	$45,501	153,230	129,462

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

	September 30, 2014	December 31, 2013

Stock Price	$10.95	$8.55
Dividend Yield	N/A	N/A
Risk-free rate	0.58%	0.78%
Expected Term	2.22	2.97
Expected Volatility	35.59%	44.69%

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2013	$18,280
Fair value adjustment for nine months ended September 30, 2014	6,769
Balance at September 30, 2014	$25,049

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

Note 11. Related Parties

The Company’s major related party entities disclosed in this footnote are: (i) ES Windows LLC (“ESW LLC”), a Florida LLC partially owned by the Company’s Chief Executive Officer and Chief Operating Officer, (ii) Ventanas Solar S.A. (“VS”), an importer and installer based in Panama owned by related party family members, (iii) Union Temporal ESW (“UT ESW”), a temporary contractual joint venture with Ventanar S. A. under Colombian law that is managed by related parties and that expires at the end of its applicable contract, (iv) UT Semáforos Barranquilla (“UT SB”), a temporary contractual joint venture with related party Construseñales S.A. under Colombian law that expires at the end of its applicable contract, (v) A Construir S.A., a heavy construction company in which the Company’s CEO, COO and other related parties are equity investors, (vi) Construseñales S.A, a traffic signal construction company in which the Company’s CEO, COO and other related parties are equity investors.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	At September 30,	At December 31,
	2014	2013
Assets
Due from ESW LLC	$12,052	$11,823
Due from VS	605	2,690
Due from UT ESW	3,242	3,199
Due from other related parties	4,605	1,346
	$20,504	$19,058

Liabilities
Due to A Construir S.A.	$(154)	$(2,314)
Due to UT SB	(1,939)	(1,287)
Due to Construseñales S.A.	-	(3,633)
Due to other related parties	(351)	(1,163)
	$(2,444)	$(8,397)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Sales to ESW LLC	17,385	7,713	27,023	19,356
Sales to VS	108	57	165	96
Sales to UT ESW	96	773	145	7,290
	17,589	8,543	27,333	26,742

Sales to other related parties was less than 0.1 million in the three months ended and nine months ended September 30, 2014 and 2013.

Expenses
Fees paid to directors and officers	286	231	907	653
Payments to other related parties*	237	406	1,399	1,073

*Payments to other related parties in 2013 and 2014 consists of donations to Fundación Tecnoglass.

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

In 2013, the Company guaranteed a loan for $163 used to develop a lot adjacent to the Alutions plant into a related party fuel service station, Santa Maria del Mar S.A. At September 30, 2014, the guarantee was in good standing and no liabilities have been recorded, and the Company was in the process of restructuring the guarantee to exclude the involvement of Tecnoglass, S.A., as required by the merger agreement.

On April 16, 2014, the Company guaranteed approximately $300 of bank loans for the Company’s Foundation. As of September 30, 2014, the guarantee is in good standing and no liabilities have been recorded.

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

The Company will not receive any proceeds from the sale of the securities in the registration statement, although the Company could receive up to $40.0 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $33.6 million upon the exercise of the warrants issued in the Public Offering. Any amounts received from such exercises will be used for working capital and other general corporate purposes.

Certain holders of ordinary shares and warrants are restricted from selling any of their securities covered by this registration statement until December 20, 2014.

Following the SEC’s Notice of Effectiveness dated June 16, 2014 of the Company’s registration statement on S-1, an aggregate of 92,570 warrants have been exercised for proceeds of $ 741 as of September 30, 2014. As of the latest practicable date before these condensed unaudited consolidated financial statements were available for publication, a total of 102,570 warrants had been exercised for Company ordinary shares through October 31, 2014.

Note 13. Note Payable to Shareholder

From September 5, 2013 to November 7, 2013 A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the merger and $80 remained unpaid as of September 30, 2014 and December 31, 2013.

Note 14. Derivative Financial Instruments

The Company has entered into three interest rate swap (IRS) contracts as economic hedges against interest rate risk on its peso loans through 2017. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts are recorded on the balance sheet as liabilities as of September 30, 2014 at an aggregate fair value of $189. Changes in the fair value of the derivatives are recorded in current earnings.

Note 15. Commitments and Contingencies

Guarantees

In 2013, the company guaranteed a $3,633 bank loan for Construimos y Señalizamos S.A. The borrowed funds were deposited with ES to ensure enough resources for large projects that could potentially require significant uses of cash by the Company. At September 30th, 2014, the guarantee was released and no liabilitesd are recorded after the funds repaid to the bank on April 1, 2014.

Tecnoglass Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

Guarantees on behalf of or from related parties are disclosed in Note 11 - Related Parties.

Legal Matters

Tecnoglass S.A. and Tecnoglass USA, Inc., a related party, are named in a civil action for wrongful death, negligence and negligent infliction of emotional distress arising out of a workplace accident where a crate of glass fell and fatally crushed a worker during the unloading process. TG denies liability and intends to rigorously defend the claim in court. TG’s insurance carrier is providing coverage to TG under a $3.0 million wasting policy, which means that the attorneys’ fees and expenses incurred during the defense of the claim reduce the amount of coverage available. On October 1, 2014 the case was finally settled. The plaintiffs accepted $1,075, with a payment time of 60 days. The Company’s insurance policy will cover 90% of the loss and the company recorded a liability of $108 as a subsequent event.

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

Note 16. Subsequent Events

The company has evaluated event that occurred subsequent to September 30, 2014 and through the date the financial statements were available to be issued, that no additional subsequent events requited disclosure other than those disclosed in these financial statements and Note 15 – Commitments and Contingencies.

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

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to more than 800  customers in North, Central and South America, and exports more than half of its production to foreign countries.

In Panama, ES sells products primarily to companies participating in large construction projects in the higher income areas of the country. ES products were supplied in the Soho Plaza, a complex of a shopping mall and two skyscrapers which brought in approximately $18 million in revenues to the Company since the inception of the contract in 2012.

TG sells to its customers using several sales teams based out of Colombia to specifically target regional markets in South, Central and North America. In addition, TG has approximately ten freelance sales representatives based in North America.

ES sells its products through four sales teams based out of Colombia, Peru, Panama and the US. The Colombia sales team is the largest sales group and has deep contacts throughout the construction industry, and markets ES’s products and installation services. The sales team in Peru is responsible for sales in South America excluding Colombia. Sales forces in Panama and the US are not through subsidiaries but agreements with sales representatives.

Liquidity

As of September 30, 2014 and December 31, 2013, the Company had cash and cash equivalents of approximately $17.7 million and $2.9 million, respectively. The significant change is due to the receipt in January 2014 of approximately $22.5 million proceeds from the reverse merger and stock subscription agreement in December 2013 and the Company has been using these funds to finance working capital to leverage the company’s growth in operations.

The Company expects that cash flow from operations, proceeds from borrowings under the Company’s lines of credit, and proceeds from the 2013 merger will be its primary sources of liquidity and will be sufficient to fund the Company’s cash requirements for the next twelve months.

Additionally, the Company could receive up to $90.2 million from the exercise of warrants and unit purchase options comprised of: up to $40 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $33.6 million upon the exercise of the warrants issued in the Company’s IPO. As of September 30, 2014, following the Company’s registration statement becoming effective on June 16, 2014, 92,570 warrants have been exercised for proceeds of $0.7 million.

Capital Resources

The Company transforms glass and aluminum into high specification architectural glass which requires significant investments in state of the art technology. In the nine month period ended September 30, 2014, the Company made investments primarily in building and construction, and machinery and equipment in the amount of $24.9 million, compared to $20.9 million in the first nine months of 2013. In August, the Company executed a contract for approximately $33 million to purchase Magnetron Sputtered Vacuum Deposition equipment to produce soft coated low emissivity glass as part of its capital improvements plan in 2015 and 2016.

Results of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales	$53,453	$45,501	$153,230	$129,462
Gross margin	16,445	14,317	47,690	39,589
Operating expenses, net	8,795	8,219	23,764	22,690
Operating income	7,650	6,098	23,926	16,899
Non-operating revenues, net	1,003	536	3,480	2,277
Interest Expense	2,380	1,888	6,647	5,375
Change in fair value of warrant liability	6,756	-	(6,769)	-
Income tax provision	1,770	1,552	7,004	4,902
Net income	$11,259	$3,194	$6,986	$8,899

Results of operations for the three months ended September 30, 2014 and September 30, 2013

Revenues

The Company’s net operating revenues increased $8.0 million or 17.5% from $45.5 million to $53.5 million for the quarterly period ended September 30, 2014 compared the quarterly period ended September 30, 2013.

Growth was mostly driven by sales in the U.S. market which increased $9.1 million or 51.4% in the quarterly period ended September 30, 2014 when compared to the quarterly period ended September 30, 2013. The Company continued its expansion of sales outside of its traditional base in the South Florida region with sales in several regions including Baltimore-Washington, California, Texas, New York and New Jersey on the basis of timely delivery, competitive prices, high quality and strategic alliances with major industry. The Company announced that it has been awarded a number of contracts from one of the largest real estate development firms in the United States to manufacture and supply windows for 10 multi-dwelling residential buildings to be constructed in South Florida. The contracts have a total value to the Company of approximately $40 million. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, presented a $2.0 million decrease or 8.3% for the nine months ended September 30, 2014 compared to the same period of 2013. Difference in exchange rate contributed to 2 percentage points of the decrease resulting from translating the financial statements to the U.S. Dollar for reporting purposes. Sales to Panama and other territories in the Americas grew by less than $1.0 million.

Margins

Sales margins decreased to 30.8% from 31.5% in the quarterly periods ended September 30, 2014 and 2013. Margins for the three months ended September 30, 2014 remain relatively stable within the normal variation of the Company’s operations between quarterly periods as a result of a varying product mix.

Expenses

Selling and Administrative Expenses increased 7% from $8.2 million to $8.8 million in the quarterly period ended September 30, 2014 when compared to the quarterly period ended September 30, 2013. The increase was a result of increases in personnel costs driven by the growth in the Company’s operations, significant expenses resulting from the Company becoming publicly traded, offset by decreases in sales commissions resulting from new sales arrangements in key markets.

Interest Expense

During the three month periods ended September 30, 2013 and 2014, interest expense increased by $0.5 million, or approximately 26.1%, from $1.8 million to $2.4 million in line with the increase in total debt. The Company has been able to attract offers from several domestic and foreign banks to improve the structure of debt at better terms.

Loss - Warrants Liability

Non-cash, non-operating revenue of $6.8 million arose from the decrease in the fair value of the warrant liability in the quarterly period ended September 30, 2014 relative to its fair value at the end of the previous quarter ended June 30, 2014. There was no comparable warrant liability at September 30, 2013 as this derivative obligation was included in the results of operations of the Company since the date of the merger on December 20, 2013 and thereafter. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Management does not consider the effects of the change in the warrant liability to be indicative of the results of the Company’s operations.

Results of operations for the nine months ended September 30, 2014 and 2013

Revenues

The Company’s net operating revenues increased $23.8 million or 18.4% from $129.5 million to $153.2 million for the nine months ended September 30, 2014 compared to the same period ended September 30, 2013.

Growth was mostly driven by sales in the U.S. market which increased $29.1 million or 63.7% in the nine months ended September 30, 2014 when compared to the nine month period ended September 30, 2013. The Company continued its expansion of sales outside of its traditional base in the South Florida region with sales in several regions including Baltimore-Washington, California, Texas, New York and New Jersey on the basis of timely delivery, competitive prices, high quality and strategic alliances with major industry. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, presented a $5.3 million decrease or 7.34% for the nine months ended September 30, 2014 compared to the same period of 2013. In terms of local currency, sales in Colombia decreased 5.4%, or 3.7 million when converted at the 2014 average foreign exchange rate, augmented by a decline in the exchange rates used for translating sales in Colombian pesos, the Company´s functional currency, into U.S. dollars, the reporting currency. Sales to Panama grew by $2.3 million, or 38.1% from the first nine months of 2013 to the first nine months of 2014.

Margins

Sales margins increased from 30.6% to 31.1% in the nine month period ended September 30, 2013 and 2014. The Company believes the moderate increase in sales margin is a result of a higher degree of vertical manufacturing integration, optimization of inventory and increased exports to markets in the United States where strict building codes require products with higher specification.

Expenses

During the nine month periods ended September 30, 2013 and 2014, general selling and administrative increased 4.7%, or $1.1 million. This increase was driven by an increase in administrative expenses comprised of fees associated with becoming a publicly traded company such as external audit costs, advisory and consulting, offset by improved control of expenses.

Interest Expense

During the nine month periods ended September 30, 2013 and 2014, interest expense increased by $1.2 million, about 23.7% from $5.4 million to $6.6 million in line with the increase in total debt. The Company has been able to attract offers from several domestic and foreign banks to improve the structure of debt at better terms.

Loss - Warrants Liability

A non-cash, non-operating loss of $6.8 million arose from the increase in the fair value of the warrant liability in the nine month period ended September 30, 2014. There was no comparable warrant liability at September 30, 2013 as this derivative obligation was included in the results of operations of the Company as of the date of the merger December 20, 2013 forward. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Cash Flow from Operations and Financing Activities

 During the nine month periods ended September 30, 2014 and 2013, $8.4 million and $8.5 million, respectively, were provided by operating activities. The principal use of cash was a decrease in advances from customers on incomplete contracts as the Company’s sales shift away from contract sales toward more standard sales – predominant in the Company’s highest growth market, the United States.

 Cash generated from financing activities was $27.4 million and $13.7 million during the nine month periods ended September 30, 2014 and 2013, respectively, primarily resulting from proceeds from bank loans and credit lines used to finance capital expenditures. During the nine months ended September 30, 2014, the Company made capital expenditures for $24.9 million, mainly in the purchase of land adjacent to the Company’s current facilities as part of the plan to continue to grow operation and the purchase of an aluminum press to increase production capacity of the Alutions division of TG.

	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flow from Operating Activities	$8,367	8,493
Cash Flow from Investing Activities	(21,973)	(21,816)
Cash Flow from Financing Activities	27,357	13,691
Effect of exchange Rates on Cash and Cash Equivalents	1,127	2,474
Cash Balance - Beginning of Period	2,866	2,135
Cash Balance - End of Period	$17,744	4,977

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

Management identified the following material weaknesses in our internal control over financial reporting as of September 30, 2014.

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

On October 1, 2014 the case was finally settled. The plaintiffs accepted $1,075, with a payment time of 60 days. The Company’s insurance policy will cover 90% of the loss and the company recorded a liability of $108 as a subsequent event.

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

PART II-OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 7, 2014

