Form 10-K
period 2014-12-31
Tecnoglass Inc.
filed 2015-04-15
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $49,491,651 based on its last reported sales price of $12.08 on the NASDAQ Capital Market.

As of March 20, 2015, there were 24,801,132  ordinary shares, $0.0001 par value per share, outstanding.

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

Unless the context otherwise requires:

•	references to the “Company” and to “we, ” “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;
•	references to “Tecnoglass Holding” are to Tecno Corporation;
•	references to “Tecnoglass” are to Tecnoglass S.A.;
•	references to “ES” are to C.I. Energía Solar S.A. E.S. Windows;
•	references to “Tecno LLC” are to Tecnoglass LLC; and
•	references to “Tecno RE” are to Tecnoglass RE LLC.

PART I

Item 1.          Business.

Overview

We were originally formed under the name “Andina Acquisition Corporation” for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. On March 22, 2012, we consummated our initial public offering (the “IPO”), and on December 20, 2013, we consummated our initial business combination (the “Merger”), whereby our wholly-owned subsidiary merged with and into Tecnoglass Holding. As a result of the Merger, Tecnoglass Holding and its indirect, wholly-owned subsidiaries, Tecnoglass and ES, became our direct and indirect subsidiaries. Accordingly, the business of Tecnoglass Holding and its subsidiaries became our business. We are now a holding company operating through our direct and indirect subsidiaries.

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

Our Business

General

We are a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 2.3 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific.

We sell our products to more than 800 customers in North, Central and South America. The United States accounted for approximately 51% and 36% of our combined revenues in 2014 and 2013, while Colombia accounted for approximately 41% and 56%, and Panama for approximately 6% and 6% of our combined revenues in those years. Our  tailored, high-end products are found on some of the world’s most distinctive properties, including the El Dorado Airport (Bogota), Imbanaco Medical Center (Cali), Brickell City Centre (Miami), and The Woodlands (Houston).

Tecnoglass. Tecnoglass is a leading manufacturer of a variety of glass products installed primarily in commercial and residential buildings, including tempered safety, double thermo-acoustic and laminated glass. Tecnoglass products are installed in hotels, residential buildings, commercial and corporate centers, universities, airports and hospitals in a variety of applications such as floating facades, curtain walls, windows, doors, handrails, interior and bathroom spatial dividers. Approximately 43% of Tecnoglass products are supplied to ES for installation in various products that ES manufactures, with the balance of Tecnoglass products being sold to customers throughout North, Central and South America.

Tecnoglass also produces aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacture of windows. In 2007, Tecnoglass established its Alutions plant in Barranquilla, Colombia for extrusion, smelting, painting and anodizing processes, and for exporting, importing and marketing aluminum products. The Alutions plant contributes more than 90% of the raw materials needed for production of Tecnoglass aluminum products.

Glass Magazine ranked Tecnoglass as the second largest glass fabricator serving the U.S. market in 2013. We believe that it is the leading glass transformation company in Colombia, capturing 40% of the market share in the country.

ES. ES is a leader in the production of high-end windows, with more than 29 years of experience in the glass and aluminum structure assembly market in Colombia. ES designs, manufactures, markets and installs architectural systems for high, medium and low rise construction, glass and aluminum windows and doors, office dividers and interiors, floating facades and commercial display windows.

Since 2004, we have a strategic commercial relationship with ES Windows LLC (“ESW LLC”), a Florida-based company partially owned by Christian T. Daes and José M. Daes, who are also our executive officers and directors. ESW LLC is a member of the American Architectural Manufacturers Association, a technical information center for the architecture industry with highest standards. ESW LLC sends project specifications and orders from its clients to ES, and in turn, receives pricing quotes from ES which are conveyed to the client. ESW LLC does not install any of our products. Our transactions with ESW LLC are further disclosed in the notes to our financial statements appearing elsewhere in this Annual Report.

Based on our knowledge of the South Florida construction market, we believe that ES participated in 80% of the high rise building projects in South Florida in the years leading up to the 2008 economic crises through the sale of its products to RC Aluminum Industries (“RC Aluminum”). ES also possesses the requisite permits, known as Notices of Acceptance (“NOA”) to commercialize hurricane windows in Miami-Dade County, Florida, one of the most demanding certifications in the world for manufacturers of windows and window frames. In 2014, we were awarded a contract from one of the largest real estate development firms in the United States to manufacture and supply windows for 10 multi-dwelling residential buildings to be constructed in South Florida for approximately $40 million.

ES has expanded its U.S. sales outside of the Florida market for windows, into the high-tech market for curtain walls, a product that is in high demand and represents a new trend in architecture, and floating facades. Due to the sophistication of these new products, ES believes that sales of curtain walls will generate higher margins as compared to traditional window frames from walls or floor to ceiling windows. Curtain walls produced by ES are composed of “high performance” materials that are produced by Alutions, the aluminum smelting plant, and Tecnoglass with state of the art technology.

In 2014, we established two entities in South Florida, Tecno LLC and Tecno RE, to acquire manufacturing and warehousing facilities, customer lists and exclusive design permits in order to support sales growth in the United States. We will continue to manufacture our products at our facilities in Barranquilla, Colombia while performing select manufacturing and light assembly in the U.S. to enhance client service and create certain cost efficiencies.

In Panama, ES sells products primarily to companies participating in large construction projects in the most exclusive areas of Panama City. For example, ES products were supplied in the construction of the tallest building in Central and South America, The Point, as well as in the construction of other modern hotels in the region such as Megapolis and The Trump. Based on ES’s knowledge of the construction market in Central America, we believe that it has also entered into one of the highest value window supply contracts in the hotel industry in Central America for the Soho Plaza.

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

Innovation

We have made significant investments in machinery and equipment in order to utilize the latest technology on our production lines, including a recently completed approximately $56.9 million capital investment in land, warehouses and state-of-the-art glass making equipment thereby expanding our manufacturing capacity. In August 2014, we entered into a contract to purchase equipment from Magnetron Sputter Vacuum Deposition to produce soft coated low emissivity glass as part of our improvements plan in 2015 and 2016. The investment for this project is estimated at $45 million for the equipment and facilities.

Additionally, we purchased two glass laminating and tempering furnaces that use new technologies to produce tempered glass with no distortion using air cushion technology and to produce curved glass in a broad range of easily modifiable curvatures.

For certain of our products, we offer DuPont Sentryglass® laminated glass interlayers which are recognized as industry-leading laminated glass solutions with five times the resistance strength of other materials available on the market. We also use a laminator and jumbo tempering oven capable of producing extra-large slabs of laminated glass which are sought after in the high-end window market. These investments in machinery and equipment, together with our highly trained labor force, allow us to offer state-of-the-art custom designed products quickly modified to meet customer demands. We also have a staff of specialists dedicated to product design in order to meet customer specifications.

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

Management Experience

José Daes, our chief executive officer, and Christian Daes, our chief operating officer, have more than 30 and 20 years of industry experience, respectively. In addition, our executive management teams have worked together for many years at our operating subsidiaries. This long tenure in the industry, and as a team, has enabled our management to build significant relationships with both clients and field level management. We believe that these relationships, coupled with management’s strong technical expertise, create a significant competitive advantage.

Location

Our headquarters and principal manufacturing facilities are located in Barranquilla, Colombia, which is strategically located near three major ports in Barranquilla, Cartagena and Santa Marta. These ports, which are only two hours’ drive from each other, provide us with sea access to all major markets globally.

High Barriers to Entry

Entry into many of the markets that we serve is limited due to the technical certifications required on high specification building projects. Our success is due in large part to the breadth of our product offering and our reputation for delivering high quality, made-to-order architectural glass on time. These factors are required to compete successfully for multimillion dollar projects typical of our business. Given the vertically-integrated nature of our operations, including the aluminum extrusion products provided by Tecnoglass, there is a more limited set of competitors and entry into these markets. In addition, the equipment needed to operate in the glass and window industry is expensive, requiring a significant upfront capital investment.

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

Strategy

We have identified the following items that we believe are important in advancing our business:

Continued investments in machinery and equipment with state-of-the-art technology

We have made investments of approximately $94.5 million since 2013, including $56.9 million in 2014 in state-of-the-art glass making equipment, the installation of new laminating lines, high-volume insulating equipment, a new aluminum extrusion press with the capacity for an additional one thousand tons per month, a new paint line with the capacity to treat one million pounds of aluminum per month, and a new aluminum foundry.

Development of additional high value products

We have a demonstrated track record of developing new products and will continue to focus on capitalizing on new product opportunities in the future. We constantly identify shifting global trends and growing marketplace needs, and design proposals to meet those needs. A feasibility and tuning program, including testing at specialized laboratories in the U.S., is carried out before marketing a new product. In 2014 we started producing architectural systems that integrate LED lighting allowing the façade of the building to display different colors and patterns.

Additionally, we are in the process of implementing new technologies to produce tempered glass that offers notably more transparency with significantly less distortion than industry standard using air cushion technology, as well as new technology used to produce curved glass in a broad range of easily modifiable curvatures.

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

Maintain fast and reliable delivery to customers due to strategic location

From the Port of Barranquilla, products can be transported to Panama by air in one hour and to Houston and Miami within two hours, within two days by sea to Panama and within four days by sea to Houston and Miami.

Penetrate additional markets

With a strong base in Colombia and Florida, we will seek to expand into further geographies, such as Asia and Europe. We believe the centralized location of the Port of Barranquilla will aid in our expanding into such new markets.

Products

TG manufactures and sells the following products:

Laminated/Thermo-Laminated Glass — produced by bonding two glass sheets with an intermediate film in-between. As a safety feature, this product fractures into small pieces if it breaks

Thermo-Acoustic Glass — manufactured with two or more glass sheets separated by an aluminum or micro-perforated steel profile. This product has a double-seal system that ensures the unit’s tightness, buffering noise and improving thermal control. This product serves as an excellent noise barrier, which is used especially in zones close to airports, traffic or wherever there are unpleasant sounds.

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

ES manufactures and sells the following products:

Floating facades — act as a window screen hanging outside a building and are available in many technical specifications and profiles to define colors, thickness, glass types and finishes, and types of ventilation and design complements.

Windows and Doors — line of window and door products defined by the different types of glass finish, such as normal, impact resistant, hurricane-proof, safety, soundproof and thermal. Additionally, they are available in numerous structures, including fixed body, sliding windows, projecting windows, guillotine windows, sliding doors and swinging doors.

Commercial display windows — commercial and interior display windows with a broad range of profiles, colors and crystal finishes. Products combine functionality, aesthetics and elegance and are available in a broad range of structures and materials.

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

Other — photovoltaic structures and other components of architectural systems.

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

Customer Service

We believe that our ability to provide customers outstanding service quality serves as a strong competitive differentiator. Our customer relationships are established and maintained through the coordinated efforts of our sales and production teams. We employ a team of highly seasoned professionals devoted to addressing customer support with the goal of resolving any issue in a timely manner. In order to promote customer loyalty and employee development, we developed ES Windows University with the primary objectives of training employees to be aware of client and supplier needs and familiarizing them with our strategic goals in order to improve the competitiveness, productivity and quality of all products and services offered.

Working Capital Requirements

Trade accounts receivable is the largest component of working capital, including receivables relating to contractual retention amounts that can be outstanding throughout the project duration for large-scale architectural projects. Our inventory requirements are not significant since our products are made-to-order rather than build-to-stock. As a result, inventory levels follow customer demand for products produced.

Customers

Our customers include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. We have over 800 customers. Of our 200 most representative customers, about 24% are located in North America, 13% in Central America and the Caribbean, and 63% in South America. Excluding revenue from related parties, only one customer accounted for more than 10% or more of our net sales during 2014 or 2013 with 14% of sales during 2014.

Materials and Suppliers

Our primary manufacturing materials include glass, ionoplast, polyvinyl butyral, and aluminum and vinyl extrusions. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. Typically, all of our materials are readily available from a number of sources, and no supplier delays or shortages are anticipated.

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. For the year ended December 31, 2014, no single supplier accounted for more than 10% of total raw material purchases.

Warranties

We offer product warranties which we believe are competitive for the markets in which our products are sold. The nature and extent of these warranties depend upon the product. Our standard warranties are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. In the event of a claim against a product for which we have received a warranty from the supplier, we transfer the claim back to the supplier.

Certifications

Among our many designations and certifications, Tecnoglass has earned the Miami-Dade County Notice of Acceptance (“NOA”), one of the most demanding certificates in the industry and a requirement to market hurricane-resistant glass in Florida. Tecnoglass’s products comply with Miami-Dade county’s safety code standards as its laminated anti-hurricane glass resists impact, pressure, water and wind. Tecnoglass is also the only company in Latin America authorized by PPG Industries and Guardian Industries to manufacture floating glass facades.

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

Tecnoglass Certifications include:

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

Competitors

We have local competitors in Colombia as well as competitors in the markets internationally, in each of the glass, aluminum and finished products sectors. Glass Tecnologia en Vidrios y Ventanas S.A., Arquicentro S.A., Aluminum Estructural S.A. and Ventanar Ltda, compete with us in the finished products market in Colombia. Apogee Enterprises, Inc., PGT, Inc. and WinDoor Inc. compete with us in the U.S. finished products market. Golden Glass Security, Vid-plex Universal S.A., Aluace Ltda and Laminados y Blindados compete with us locally in the glass and aluminum markets. Oldcastle, Inc., Trulite Inc., and PRL Glass Systems are among others that compete with us in the U.S. glass and aluminum products markets.

The key factors on which we and our competitors compete for business include: quality, price and reputation, breadth of products and service offerings, and production speed. We face intense competition from both smaller and larger market players who compete against us in our various markets including glass, window and aluminum manufacturing.

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

Backlog

We had combined outstanding orders of $280 million as of December 31, 2014 as compared to $120 million as of December 31, 2013. The backlog as of December 31, 2014 is expected to be filled during the current fiscal year. We do not believe that backlog is indicative of our future results of operations or prospects. Although we seek commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

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

Research and Development

During the years ended December 31, 2014 and December 31, 2013, we spent approximately $1.3 and $1.7 million, respectively, in research and development.

Our commercial ally and related party in the United States, ES Windows LLC, bears significant costs related to the development of new products, since they pay for the external tests that need to be performed on our products in order to comply with strict building codes. ESWindows LLC is fully permitted to commercialize hurricane windows in the Miami-Dade County, Florida, which has one of the most demanding certifications in the world of window frames.

Employees

As of December 31, 2014, we had a total of 3,412 employees, with 2,267 employed by ES and 1,145 employed by Tecnoglass, none of whom is represented by a union. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. Management believes it has good relations with our employees. We provide ongoing training programs to our employees through the self-established E.S. Windows University.

Company History

We were formed under the name “Andina Acquisition Corporation” as an exempted company incorporated in the Cayman Islands on September 21, 2011 in order to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

In March, 2012, we closed our IPO of 4,200,000 units, with each unit consisting of one ordinary share and one warrant to purchase one ordinary share at an exercise price of $8.00 per share, at an offering price of $10.00 per unit, generating total gross proceeds of $42,000,000. Simultaneously with the consummation of the IPO, we consummated a private placement of 4,800,000 warrants (“private warrants”) at a price of $0.50 per warrant and, to the underwriters, options to purchase an aggregate of 900,000 units at a price of $500,100, generating total proceeds of $2,900,100. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us were $43,163,000 of which $42,740,000 was deposited into a trust account. The remaining proceeds of $423,000 became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The IPO was conducted pursuant to a registration statement on Form S-1 (Reg. No. 333-178061), that became effective on March 16, 2012.

From the consummation of our IPO until August 17, 2013, we were searching for a suitable target business to acquire. On August 17, 2013, we entered into an agreement and plan of reorganization, pursuant to which agreement, as amended, we acquired Tecnoglass Holding, Tecnoglass and ES as direct and indirect subsidiaries. On December 20, 2013, we held an extraordinary general meeting of our shareholders, at which our shareholders approved the Merger and other related proposals. On the same date, we closed the Merger and Tecnoglass Holding and its indirect, wholly-owned subsidiaries, Tecnoglass and ES, became our direct and indirect subsidiaries.

Tecnoglass Holding is a corporation formed under the laws of the Cayman Islands that was founded in 2014 in connection with the Merger. Tecnoglass is a corporation formed under the laws of Colombia that was founded in 1994 by Jose M. Daes, our Chief Executive Officer, and Christian T. Daes, our Chief Operating Officer. ES is a corporation formed under the laws of Colombia that was founded in 1984 by Jose M. Daes and Christian T. Daes.

At the closing of the Merger, 2,251,853 of the 4,200,000 public shares sold in our IPO were converted to cash at a conversion price of approximately $10.18 per share, or an aggregate of approximately $22.9 million of the approximately $42.7 million held in the trust account. As consideration for the Merger, we issued Energy Holding Corp., a holding company and sole shareholder of Tecnoglass Holding, of which former shareholders of Tecnoglass and ES are the sole shareholders, an aggregate of 20,567,141 ordinary shares, or approximately 87% of the outstanding ordinary shares. Pursuant to the agreement and plan of reorganization, we also issued to Energy Holding Corp. an additional 500,000 ordinary shares upon the achievement of specified EBITDA targets in the fiscal year ended December 31, 2014. Additionally, Energy Holding Corp. also has the contractual right to receive an additional 2,500,000 ordinary shares, to be released upon the attainment of specified share price targets or targets based on our EBITDA in the fiscal years ending December 31, 2015 or 2016.

In connection with the Merger, we changed our name to “Tecnoglass Inc.” We also changed our fiscal year end from February 28th to December 31st in order to coincide with the fiscal year end of Tecnoglass Holding and its subsidiaries.

In 2014, we established two entities in South Florida, Tecno LLC and Tecno RE, to acquire manufacturing and sales-related assets to support sales and customer service in the United States.

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

Not Applicable.

Item 2.          Properties.

We own and operate a 2.3 million square foot manufacturing complex located in Barranquilla, Colombia. This manufacturing campus houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has four lamination machines with independent assembly rooms, six specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as five silk-screening machines. The Alutions plant has an effective installed capacity of 1,000 tons per month and can create a variety of shapes and forms for windows, doors and related products. We also own three natural gas power generation plants with a capacity of 1,750 kilowatts each which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators.

In December 2014, we acquired a 160,000 square foot manufacturing and warehousing facility in Miami-Dade County, Florida, United States. The facility houses manufacturing and assembly equipment, warehouse space, and administrative and sales offices.

We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3.	Legal Proceedings.

TG is a named defendant in In the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. et al., Case No. CACE 11-02811(09), 17th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, a related party. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. The claim was based upon a contract between Diplomat and Shower Concepts for the sale and installation of glass shower and bath doors to be used by Diplomat in hotel that it owned. Shower Concepts chose not to defend against the breach of contract claim and in 2007, the arbitrator rendered an award in the amount of approximately $2 million in favor of Diplomat and against Shower Concepts. The award was confirmed by the Circuit Court and, on July 23, 2008, a final judgment for breach of contract was entered against Shower Concepts. No appeal of the decision was made. On August 11, 2009, Shower Concepts assigned its rights under the contract to Diplomat. On November 9, 2011, Diplomat initiated the underlying action against the Tecnoglass entities and co-defendant, Guardian Industries Corp. The complaint asserted various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tortfeasor, it cannot sue for indemnity. A trial date has not yet been set for this case.

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

	Ordinary Shares		Warrants
Period*	High	Low	High	Low

Fiscal 2015:
First Quarter**	$10.73	$9.70	$2.75	$2.32

Fiscal 2014:
Fourth Quarter	$12.00	$9.80	$3.44	$2.10
Third Quarter	$12.29	$10.70	$4.15	$3.06
Second Quarter	$15.00	$10.20	$4.85	$2.20
First Quarter	$11.15	$8.50	$2.95	$1.08

Fiscal 2013:
Fourth Quarter	$10.40	$8.15	$1.45	$0.45
Third Quarter	$10.23	$9.93	$0.60	$0.18
Second Quarter	$10.00	$9.90	$0.25	$0.15
First Quarter	$10.00	$9.87	$0.27	$0.13

* Prior to consummation of the Merger, our fiscal year end was February 28th. We changed our fiscal year end to December 31st in connection with the Merger and all periods are stated on a December 31st year end.

** Through March 20, 2015.

Holders

As of March 20, 2015, there were 319 holders of record of our ordinary shares and 19 holders of record of our warrants.

Dividends

We have not paid any dividends on our ordinary shares to date. On April 14, 2015, the Company’s Board of Directors authorized the payment of regular quarterly dividends to holders of its ordinary shares at a quarterly rate of $0.125 per share (or $0.50 per share on an annual basis). The Board of Directors also approved an Exchange Offer to acquire all of the Company’s outstanding warrants in exchange for ordinary shares of the Company at conversion ratio of three warrants in exchange for one ordinary share. The Exchange Offer will remain open for a period of 30 days once exchange documentation is sent to warrant holders and the first quarterly dividend payment will be made to shareholders of record 15 days after the end of the Exchange Offer.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2014.

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

Overview

We are a holding company operating through our indirect, wholly-owned subsidiaries: TG, which manufactures, transforms, markets and exports a variety of glass products since 1994 and established the Alutions plant in 2007 for aluminum products, and ES, a leader in the production of high-end windows and architectural glass systems. We have more than 30 years’ experience in the glass and aluminum structure assembly market in Colombia.

We manufacture hi-specification architectural glass and windows for the global residential and commercial construction industries. Currently we offer design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, floating façades, office partitions and interior divisions, and commercial window showcases.

In recent years, we have expanded our US sales outside of the Florida market, entering into high-tech markets for curtain walls, obtaining a niche market access since this product is in high demand and marks a new trend in architecture. This product is a very sophisticated product and therefore garners high margins for us. These products involve high performance materials that are produced by Alutions and TG with state of the art technology.

In Panama, ES sells products primarily to companies participating in large construction projects in the most exclusive areas of the city. For example, ES products were supplied in the construction of the tallest building in Central and South America, The Point, as well as in the construction of the most modern hotels in the region such as Megapolis and The Trump. Based on ES’s knowledge of the construction market in Central America, ES has entered into one of the highest value window supply contracts in the hotel industry in Central America for the Soho Plaza.

How We Generate Revenue

TG manufactures both glass and aluminum products. Its glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, and digital print glass as well as mill finished, anodized, painted aluminum profiles and produces rods, tubes, bars and plates.

Window production lines are defined depending on the different types of windows: normal, impact resistant, hurricane-proof, safety, soundproof and thermal. ES produces fixed body, sliding windows, projecting windows, guillotine windows, sliding doors and swinging doors. ES produces façade products which include: floating facades, automatic doors, bathroom dividers and commercial display windows.

TG sells to over 300 customers using several sales teams based out of Colombia to specifically target regional markets in South, Central and North America. TG has sales representatives in the United States to address that market specifically. In addition, TG has approximately 10 free-lance sales representatives in North America.

ES sells its products through four main offices/sales teams based out of Colombia, Panama and the US. The Colombia sales team is our largest sales group, which has deep contacts throughout the construction industry. The Colombia sales team markets both ES’s products as well as installation services. The Peruvian office is responsible for South American sales, excluding Colombia. Its sales forces in Panama and the US are not via subsidiaries but arms-length agreements with sales representatives. ES has two types of sales operations: Contract sales, which are the high-dollar, specifically-tailored customer projects; and Standard Form Sales.

Liquidity and Cash Flow

During the years ended December 31, 2014 and 2013, $4.8 million and $10.7 million, respectively, were used and generated from operations, respectively, and $9.2 million and $8.4 million were generated from debt.

As of December 31, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $15.9 million and $2.9 million, respectively. The change is due to the receipt in January 2014 of approximately $22.5 million in proceeds from the reverse merger and stock subscription agreement in December 2013, and receipt of $1.8 million in new equity investment from stock subscriptions and investors’ exercise of our warrants.  We have been using these funds to finance working capital to leverage our growth in operations.

We expect that cash flow from operations, proceeds from borrowings under our lines of credit, and the proceeds from the 2013 Merger will be our primary sources of liquidity and will be sufficient to fund our cash requirements for the next twelve months.

Additionally, until the redemption of certain warrants and unit purchase options or their expiration in December 2016, we could receive up to $89.4 million from the exercise of warrants and unit purchase options comprised of: up to $40 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $32.8 million upon the exercise of the warrants issued in our IPO. As of December 31, 2014, 102,570 warrants have been exercised for proceeds of $0.8 million.

Capital Resources

We transform glass and aluminum into high specification architectural glass which requires significant investments in state of the art technology. During the years ended December 31, 2014 and 2013, we made investments primarily in building and construction, and machinery and equipment in the amount of $56.9 million and $37.7 million, respectively.

In August 2014, we entered into a contract to purchase equipment from Magnetron Sputter Vacuum Deposition to produce soft coated low emissivity glass as part of our improvements plan in 2015 and 2016. The investment for this project is estimated at $45 million for the equipment and facilities, to be financed primarily with a credit facility with an export credit guarantee by the German Federal Government.

In June 2014, we acquired selected assets of RC Aluminum Industries, Inc. (“RC Aluminum”) for $2.0 million. RC Aluminum designs, manufactures and installs glass products for architects, designers, developers and general contractors. The primary assets acquired include approximately $70 million in RC Aluminum backlog for high-rise projects in South Florida, the right to complete a number of RC Aluminum’s contracted projects with an estimated value of approximately $12 million, and Miami-Dade Notices of Acceptance (NOA) for more than 50 products manufactured and sold by RC Aluminum.

In December 2014, we acquired assets of Glasswall, LLC, a Miami, Florida-based manufacturer of impact-resistant windows and door systems used in high-rise commercial and residential buildings. As part of the transaction, we acquired a 160,000 square foot warehouse / manufacturing / office facility in Miami, manufacturing and assembly equipment, and Miami-Dade NOAs for products manufactured and sold by Glasswall. The Company did not acquire any equity interest in Glasswall. Total consideration consisted of $4.0 million in our stock and $5.0 million in cash financed in part by a 15-year, $3.9 million term loan that we secured to acquire the facilities. At December 31, 2014 the Company is still assessing the accounting and allocation of the purchase price related to this transaction.

Results of Operations

	For the Years ended
	December 31,
	2014	2013
Net operating revenues	$197,452	$183,294
Cost of sales	136,021	127,875
Operating expenses
Selling expenses	17,872	17,287
Administrative expenses	16,327	10,862
Total operating expenses	34,199	28,149
Operating income	27,232	27,270
Non-operating revenues and expenses (net)	1,624	3,738
Income tax provision	8,538	8,696
Net income (loss)	$20,318	$22,312

Comparison of years ended December 31, 2014 and December 31, 2013

Revenues

Our net operating revenues increased from $183.3 million in 2013 to $197.5 million in 2014, or 7.7%. The increase mostly was driven by planning strategies designed to increase participation in the U.S. market.

The increase is partially due to high quality, reliability, and competitive prices which allowed us to further penetrate our existing markets. Sales in the U.S. market accounted for a $34.9 million increase, which represents 52%. The increase is also partially due to a diversification of markets within the country since our sales in the U.S. have historically been in the South Florida region where sales continue to increase significantly, but is now also expanding to other regions of the United States. Sales to other markets outside Colombia increased by about $1.2 million, or 7.9%. Sales in Colombia decreased by $21.7 million, which represents a 21% decrease between the years ended December 31, 2013 and 2014.  We believe the decrease in sales in the Colombian market is primarily due to a transition stage between large projects ending and delays in projects that will start in 2015.

Our total backlog at December 31, 2014 was $280  million, compared with $120 million at December 31, 2013. Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts or received orders, as well as those that are in progress. Backlog is not a term defined under generally accepted accounting principles and is not a measure of contract profitability. We include a project within our backlog at the time a signed contract or a firm purchase order is received.

Our backlog is comprised mostly of ES’ contract sales for projects that can last up to several years until completion. Our backlog at December 31, 2014 increased from December 31, 2013 as a result of contact awards and business growth, primarily in U.S. markets. We do not believe that backlog is indicative of our future results of operations or prospects.

Margins

Sales margins increased from 30.2% to 31.1% between the years ended December 31, 2013 and 2014, respectively. Cost of raw materials increased 3.1%, significantly below the sales growth at about 7.7%. We believe this is the result of a higher degree of vertical integration as intercompany sales increased from 22% of total consolidated sales during the year ended December 31, 2013 to 27% during the year ended December 31, 2014.

Improvement in margin by raw materials was offset with a spike in the cost of labor and shipping charges. The number of employees in production and installation increased by 27% during the year ended December 31, 2014 as we prepare to continue growing and new employees need to undergo extensive training before becoming fully productive.

Expenses

Selling, General and Administrative Expenses increased 21.5%, or $6.0 million, from the year ended December 31, 2013 to December 31, 2014. A significant increase in administrative expenses arose as a result of our merger in December 2013 which has required increased spending in accounting and audit services as well as consultants and personnel for the new reporting standards. Additionally, our Colombian subsidiaries had to adopt International Financial Reporting Standards (IFRS) and incurred significant expenses for software upgrades, personnel training and consulting services.

Interest Expense

Between the years ended December 31, 2014 and 2013, interest expense increased by $1.0 million, or approximately 13%, from $7.9 million to $8.9 million in line with the increase in total debt.

Change in Fair Value of Warrants

We incurred a non-cash, non-operating loss of $1.7 million in the year ended December 31, 2014 due to the increase in the fair value of our warrants relative to their fair value at December 31, 2013. The fair value of the warrants changes in response to market factors not controlled by us such as the market price of our shares and the volatility index of comparable companies. There are no income tax effects of this warrant liability due to our company being registered in the Cayman Islands. Management does not consider the effects of the change in the fair value of the warrants to be indicative of our results of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

Future contractual obligations represent an impact to future cash flows as shown in the table for the period ended December 31, 2014:

	Payments Due by Period
Contractual Obligations	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	39,835	12,243	18,228	5,985	3,379
Capital Lease Obligations	15,505	3,824	6,034	2,507	3,140
Total	55,340	16,067	24,261	8,493	6,519

The above financial liabilities do not include future interest to be paid on this debt as such rates are variable. The average interest rate is approximately 9.4% and 9.5% per annum for long term debt and capital lease obligations respectively, and can vary up or down in accordance with money market rates in Colombia.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that management make significant estimates and assumptions that affect the assets, liabilities, revenues and expenses, and other related amounts during the periods covered by the financial statements. Management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become more subjective and complex. We have identified the following accounting policies as the most important to the portrayal of our current financial condition and results of operations.

Revenue Recognition

Our principal sources of revenue are derived from product sales of manufactured glass and aluminum products.

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

Estimation of Fair Value of warrant liability

The best evidence of fair value is current prices in an active market for similar financial instruments. We determine the fair value of warrant liability by the Company using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. Expected dividend yield is based on historical trends. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies. The inputs to the model were stock price, dividend yield, risk-free rate, expected term and volatility.

In general, the inputs used are unobservable; therefore unless indicated otherwise, warrant liability is classified as level 3 under guidance for fair value measurements hierarchy.

Derivative Financial Instruments

We conduct interest rate swap (IRS) transaction with key non-related financial entities to reduce the effect of interest rate fluctuations as economic hedges against interest rate risk. We have designated this derivatives at fair value and the accounting for changes is recorded in Income statement. The inputs used are similar to the prices for similar assets and liabilities in active markets directly or indirectly through market corroboration; therefore unless indicated otherwise, warrant liability is classified as level 2 under guidance for fair value measurements hierarchy.

Income taxes

The Company is subject to income taxes in some jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the current and deferred income tax assets and liabilities in the period in which such determination is made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Effective December 30, 2014, we dismissed Marcum LLP (“Marcum”) as our independent registered public accountants and engaged PricewaterhouseCoopers Ltda. (“PWC”) as our new independent registered public accountants. The decision was approved by our Audit Committee.

Marcum’s report on our consolidated financial statements for the fiscal year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our management and board of directors identified certain matters that constituted material weaknesses in our internal control over financial reporting, and such weaknesses were advised by Marcum.

During our fiscal year ended December 31, 2013 and the subsequent interim period preceding Marcum’s dismissal, there were no disagreements within the meaning of Item 304(a) of Regulation S-K, with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its report on our consolidated financial statements.

Except for the material weaknesses in our internal control over financial reporting as described above, during the fiscal year ended December 31, 2013 and the subsequent interim period preceding Marcum’s dismissal, there were no “reportable events” (as described in paragraph 304(a)(1)(v) of Regulation S-K).

During the fiscal years ended December 31, 2013 and 2012 and the interim period preceding the engagement of PWC, we had not consulted with PWC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or reportable event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Tecnoglass, Inc. “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 were not effective. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2014 described below, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting considering certain aspects included in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013, taking into account the Company´s intention to comply with these requirements.

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

In accordance with the internal control reporting requirements of the Securities and Exchange Commission, management, considering its intention to achieve high quality Internal Controls over Financial Reporting, used certain criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 to make its assessment. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”).

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

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

•	Financial Closing and Reporting Process - We have not established an adequate control system for the preparation and revelation of financial information related to the process of the identification, classification and nature of non-routine, unusual transactions, inclusive of significant related party transactions and for policies related to management evaluation of certain accounting estimates

Significant related party transactions require adequate and frequent reconciliation in order to determine the appropriate recording in the financial statements.

•	Entity-Level Control - We have not established the proper design of Entity Level Controls which supports the effectiveness of the internal control of the financial reporting. Deficiencies in Entity Level Controls, will not assure the proper control environment for risk management and fraud.

Considering Information Technology General Controls (ITGC´s) are part of the Entity Level Control, we acknowledge that we have not established the design and effectiveness of these controls to prevent detect and correct errors or prevent frauds of the Information Technology.

•	Revenue Accounting - We have not developed an adequate internal control that includes the validation sources of information of fixed price contracts, which is one of the parameter required to apply the Percentage of Completion (POC) method.

Management’s Actions to Remediate Material Weaknesses

Management took the following steps to remediate some material weaknesses:

·	Increased by 50% the financial and reporting headcount department with the requisite background, education, English language and experience.

·	Implemented procedures and controls that allowed a more accurate and reliable information related to revenue accounting such as projects information oversight and costs and sales prices updated recording.

·	Implemented formal procedures for estimating valuation allowances for inventories and formal review processes which consist on using an ERP transaction that allows identifying the slow moving inventories and subsequent analyses are performed by the logistic department in order to determine obsolete inventories.

·	Developed procedures that improved the interim and annual review and reconciliation process for certain key balance sheet accounts such as accounts receivable, inventories, property, plant and equipment, payables and debt.

·	Designed a formal training and education program under USGAAP for our international finance and accounting personnel considering relevant topics according the company´s transactions (i.e. revenue recognition, inventories, long-lived assets, financial instruments, deferred taxes, hedge accounting, etc.).

Management’s Plan to Remediate Material Weaknesses

Management will be taking the following steps to remediate the remaining material weaknesses as follows:

·	Continue structuring internal controls for obtaining key automatized information related to revenue accounting as well as continue formal revenue recognition training sessions for key accounting and sales personnel.

·	Implementing formal procedures for the consistent processing of and accounting for fixed asset transactions, including a formal review process.

·	Selecting a recognized audit and advisory firm to receive feedback about implementing a standard financial statement reporting process, such as an accounting and close check-list, and a formal reporting package, to be used by all departments in order for them to report information accurately, timely and in a standard format to our finance department.

·	Implementing a formalized accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions.

·	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process.

Changes in Internal Control Over Financial Reporting

For the fiscal year ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	54	Chief Executive Officer and Director

Christian T. Daes	50	Chief Operating Officer and Director

Joaquin Fernandez	54	Chief Financial Officer

A. Lorne Weil	64	Non-Executive Chairman of the Board

Samuel R. Azout	55	Independent Director

Juan Carlos Vilariño	52	Independent Director

Martha (Stormy) L. Byorum	60	Independent Director

Julio A. Torres	47	Independent Director

José M. Daes has served as our chief executive officer and a director since December 2013. Mr. Daes has over 30 years’ experience starting and operating various businesses in Colombia and the U.S. Mr. Daes has served as chief executive officer of ES since its inception in 1984, responsible for all aspects of ES’s operations. Mr. Daes began his career in textiles, importing textiles from Japan to Colombia and later owned and operated an upscale clothing store with multiple locations in Miami. Mr. Daes is the older brother of Christian T. Daes, our chief operating officer and director.

We believe Mr. Daes is well-qualified to serve as a member of our board of directors due to his operational experience with ES and TG and his knowledge of the industry within which they operate.

Christian T. Daes has served as our chief operating officer and a director since December 2013. Mr. Daes has served as the chief executive officer of Tecnoglass since its inception in 1994, responsible for all aspects of Tecnoglass’s operations. Mr. Daes’s philanthropic activities include founding the Tecnoglass-ES Windows Foundation, which promotes local development, health and social programs in Barranquilla, Colombia. Mr. Daes is the younger brother of José M. Daes, our chief executive officer and director.

We believe Mr. Daes is well-qualified to serve as a member of our board of directors due to his operational experience with ES and TG and his knowledge of the industry within which they operate.

Joaquín F. Fernández has served as our chief financial officer since December 2013 and the chief financial officer for TG and ES since 2007. He has also served as a director of ES since January 2002. Mr. Fernández oversees the gathering, reporting, presentation and interpretation of the historical financial information for us and our subsidiaries, as well as implementation of financial strategy for us. Prior to joining TG and ES, Mr. Fernández worked at fuel distribution, outsourcing, and public utility companies.

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

Julio A. Torres has served on our board of directors since October 2011. He previously served as our co-chief executive officer from October 2011 through January 2013. Since March 2008, Mr. Torres has served as managing director of Nexus Capital Partners, a private equity firm. From April 2006 to February 2008, Mr. Torres served with the Colombian Ministry of Finance acting as general director of public credit and the treasury. From June 2002 to April 2006, Mr. Torres served as managing director of Diligo Advisory Group, an investment banking firm. From September 1994 to June 2002, Mr. Torres served as vice president with JPMorgan Chase Bank.

We believe Mr. Torres is well-qualified to serve as a member of our board of directors due to his operational experience with Nexus Capital Partners, his work with the Colombian government and his extensive contacts he has fostered while working at Nexus Capital Partners, JPMorgan Chase Bank and in the Colombian government.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In March 2012, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Tecnoglass Inc., Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia, Attn: Corporate Secretary.

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

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2014 and 2013 of each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Total
Jose M. Daes (1)	2014	$683,000	$-	$683,000
Chief Executive Officer	2013	$720,000	$100,000	$820,000
Christian T. Daes (2)	2014	$430,000	$-	$430,000
Chief Operating Officer	2013	$720,000	$100,000	$820,000
Joaquin Fernández (3)	2014	$180,000	$34,000	$214,000
Chief Financial Officer	2013	$120,000	$-	$120,000

(1)	Mr. Daes was appointed chief executive officer in December 2013 in connection with the Merger. Mr. Daes also serves as chief executive officer of ES. Compensation information for 2013 includes amounts paid to Mr. Daes in his capacity as chief executive officer of ES prior to the Merger.

(2)	Mr. Daes was appointed chief operating officer in December 2013 in connection with the Merger. Mr. Daes also serves as chief executive officer of Tecnoglass. Compensation information for 2013 includes amounts paid to Mr. Daes in his capacity as chief executive officer of Tecnoglass prior to the Merger.

(3)	Mr. Fernández was appointed chief financial officer in December 2013 in connection the Merger. Mr. Fernández also serves as chief financial officer of Tecnoglass and ES. Compensation information for 2013 includes amounts paid to Mr. Fernández in his capacity as chief financial officer of Tecnoglass and ES prior to the Merger.

Compensation Arrangements with Named Executive Officers

At present, we do not have employment agreements in place for our current executive officers. We have determined to continue the compensation arrangements that were in place for each Messrs. Daes and Daes with ES and Tecnoglass, respectively, providing for an annual base salary of $720,000, and to provide an annual base salary to Mr. Fernández equal to approximately $180,000 going forward. Our compensation committee may determine to award a discretionary cash bonus to such executive officers  as has been awarded in the past by Tecnoglass and ES, and may also determine to award to such executive officers share options, share appreciation rights or other awards under our 2013 Long-Term Equity Incentive Plan. We anticipate continuing these compensation arrangements until we enter into employment agreements with our executive officers. Upon entry into employment agreements with our executive officers, we will file a Current Report on Form 8-K to disclose the material terms of such agreements.

Equity Awards at Fiscal Year End

As of December 31, 2014, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Director Compensation

For the year ended December 31, 2014, we did not compensate any of our directors for their service on the board. However, we did reimburse our directors for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 20, 2015  regarding the beneficial ownership of our ordinary shares by:

•	Each person known to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	Each director and each named executive officer; and
•	All current executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The percentage of beneficial ownership is calculated based on 24,801,132 ordinary shares outstanding as of March 20, 2015. Shares which an  individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	0	(2)	0%
Chief Executive Officer and Director
Christian T. Daes	0	(2)	0%
Chief Operating Officer and Director
Samuel R. Azout	0		0%
Director
Juan Carlos Vilariño	0		0%
Director
Joaquin F. Fernandez	20,567,141	(3)	82.9%
Chief Financial Officer
A. Lorne Weil	10,000	(4)	*
Chairman of the Board
Julio A. Torres	172,000	(5)	*
Director
Martha L. Byorum	205,000	(5)	*
Director
All directors and executive officers as a group (8 persons)	20,954,141		84.5%
Five Percent Holders:
Energy Holding Corporation	20,567,141	(3)	81.60%
Red Oak Partners, LLC 1969 SW 17th Street Boca Raton, FL 33486	1,858,516	(6)	7.5%

* Less than 1%

    (1)        Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

    (2)        Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

    (3)        Represents all ordinary shares held by Energy Holding Corporation, of which Messrs. Joaquin Fernandez and Alberto Velilla Becerra are directors and may be deemed to share voting and dispositive power over such shares. Includes 789,082 ordinary shares issuable upon the exercise of 789,082 private warrants held by Energy Holding Corporation, which became exercisable upon the consummation of our initial business combination. Does not include the shares that may be issued to Energy Holding Corporation upon achievement of certain share price and earnings targets for the fiscal years ending December 31, 2015 and 2016.

    (4)        Does not include 253,000 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children. Does not include 95,693 ordinary shares held by The A. Lorne Weil 2006 Irrevocable Trust - Family Investment Trust, of which Mr. Weil, his spouse and his descendants are beneficiaries but over which Mr. Weil does not exercise voting or dispositive power.

    (5)        Includes 125,000 ordinary shares issuable upon the exercise of 125,000 private warrants held by such reporting person, which became exercisable upon consummation of our initial business combination.

    (6)        Red Oak Partners may be deemed to beneficially own 1,858,516 shares of common stock, which includes: (i) 155,977 ordinary shares held by The Red Oak Fund, LP (“Red Oak”); (ii) 484,330 ordinary shares issuable upon the exercise of warrants held by Red Oak; (iii) 27,334 ordinary shares issuable upon exercise of unit purchase options (and the underlying warrants) held by Red Oak; (vi) 68,561 ordinary shares held by Red Oak Long Fund, L.P. (“Red Oak Long Fund”); (vii) 225,962 ordinary shares issuable upon the exercise of warrants held by Red Oak Long Fund; (viii) 13,084 ordinary shares issuable upon exercise of unit purchase options (and the underlying warrants) held by Red Oak Long Fund; (ix) 208,981 ordinary shares held by Pinnacle Opportunities Fund, LP (“Pinnacle”); (x) 637,282 ordinary shares issuable upon the exercise of warrants held by Pinnacle; and (xi) 37,004 ordinary shares issuable upon exercise of unit purchase options (and the underlying warrants) held by Pinnacle. David Sandberg is the managing member of Red Oak Partners and may be deemed the beneficial owner of shares held by Red Oak Partners through the funds. Information was derived from a Schedule 13D filed on March 9, 2015.

Equity Compensation Plans

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	—	—	1,593,917

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,593,917

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2014, no awards had been made under the 2013 Plan.

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

Pre-Merger Related Transactions of Tecnoglass and ES

TG

In the fiscal year ended December 31, 2013 prior to the Merger, transactions with TG shareholders resulted in TG generating $39.2 million in revenues exclusively comprised of sales to ES which was a shareholder of TG leading up to the Merger and $5.8 million in accounts receivables. Transactions with directors resulted in less than $0.1 million in accounts receivable. TG also paid its directors $0.5 million in salaries.

ES

In the fiscal year ended December 31, 2013 prior to the Merger, transactions with ES shareholders resulted in ES generating $0.2 million in revenues, $0.1 million in accounts receivables and $17.3 million in accounts payables. ES also purchased equipment from its shareholders $5,276,000. Transactions with its directors resulted in less than $0.1 million in accounts receivables and less than $0.1 million in revenues. ES paid its directors $0.8 million in salaries.

E.S. Windows, LLC

The majority of shares of ESW LLC, a Florida limited liability company, are owned by Jose Daes, Christian Daes and Evelyn Daes. ESW LLC acts as one of ES’s importers and distributors in the U.S. ESW LLC sends project specifications and orders from its clients to ES, and in turn, receiving pricing quotes from ES which are conveyed to the client. ESW LLC does not install any of our products. The Company’s CEO and COO, other family members, and other related parties own 100% of the equity in ESW LLC. Sales to ESW LLC amounted to $37.1 and $28.9 million during the years ended December 31, 2014 and December 31, 2013.

Ventanas Solar S.A.

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in US. The Company’s sales to US for the year ended December 31, 2014 and 2013 were $0.2 million and $7.9 million, respectively. Outstanding receivables from VS at December 31, 2014 and 2013 were $12.2 million and $10.8 million, respectively, including a long term payment agreement for trade receivables of $4.2 million as of December 31, 2014 related to a collection agreement, pursuant to which VS collects the Company’s receivables from customers in Panama.

Merger Consideration

Energy Holding Corporation, the sole shareholder of Tecnoglass Holding whose shareholders are all of the former shareholders of Tecnoglass and ES, received 20,567,141 ordinary shares in consideration of all of the outstanding and issued ordinary shares of Tecnoglass Holding.

Pursuant to the agreement and plan of reorganization, we issued to Energy Holding Corp. an aggregate of 500,000 ordinary shares based on its achievement of specified EBITDA targets set forth in such agreement for the fiscal year ended December 31, 2014.

Energy Holding Corp. also has the contractual right to receive an additional 2,500,000 ordinary shares, to be released upon the attainment of specified share price targets or targets based on our EBITDA in the fiscal years ending December 31, 2015 or 2016. The following table sets forth the targets and the number of earnout shares issuable to Tecnoglass Holding shareholders upon the achievement of such targets:

	Ordinary Share	EBITDA Target		Number of Earnout Shares
	Price Target	Minimum	Maximum	Minimum	Maximum
Fiscal year ending 12/31/15	$13.00 per share	$35,000,000	$40,000,000	875,000	1,000,000

Fiscal year ending 12/31/16	$15.00 per share	$40,000,000	$45,000,000	1,333,333	1,500,000

If either the ordinary share target or the maximum EBITDA target is met in any fiscal year, Energy Holding Corp. receives the maximum number of earnout shares indicated for the year. In the event the ordinary share target is not met but the combined company’s EBITDA falls within the minimum and maximum EBITDA target for a specified year, the number of earnout shares to be issued will be interpolated between such targets. In the event neither the ordinary share target nor the minimum EBITDA target is met in a particular year, but a subsequent year’s share price or EBITDA target is met, Energy Holding Corp. will earn the earnout shares for the previous year as if the prior year’s target had been met.

Joaquin Fernandez and Alberto Velilla Becerra are directors of Energy Holding Corporation. Jose Daes and Christian Daes are shareholders of Energy Holding Corporation.

Registration Rights

Our initial shareholders, Energy Holding Corporation, holders of the private warrants and warrants issued upon conversion of the promissory note (described above) (and all underlying securities), are entitled to registration rights pursuant to an agreement entered into on December 20, 2013. The holders of a majority of these securities are entitled to make up to two demands that we register such securities, and have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Merger. Pursuant to the agreement, we will bear the expenses incurred in connection with the filing of any such registration statements. All such securities were included on our Registration Statement on Form S-3 filed on February 11, 2014 and later amended on Form S-1, declared effective on June 16, 2014.

Transfer Agreements in connection with Merger

On December 19, 2013, we entered into an agreement with an affiliate of A. Lorne Weil, our non-executive chairman of the board, and a third party shareholder pursuant to which the third party shareholder agreed to use commercially reasonable efforts to purchase up to 1,000,000 ordinary shares in the open market and agreed that it would not seek conversion or redemption of any such purchased shares in connection with the Merger. This third party shareholder and its affiliates purchased an aggregate of 985,896 ordinary shares pursuant to this agreement. Pursuant to the agreement, Mr. Weil’s affiliate transferred to the third party shareholder and its affiliates an aggregate of 2,167,867 private warrants. Additionally, EarlyBirdCapital, Inc., our financial advisor, transferred to the third party shareholder and its affiliates certain unit purchase options, each to purchase one ordinary share and one warrant to purchase one ordinary share. We agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the warrants and shares underlying the warrants, as well as the unit purchase options and underlying securities, transferred to the shareholder and its affiliates, which such registration statement was filed on February 11, 2014 and declared effective on June 16, 2014.

Also on December 19, 2013, we entered into subscription agreements with two investors pursuant to which such investors agreed to purchase an aggregate of 649,382 ordinary shares at $10.18 per Share, or an aggregate of $6,610,709. In connection with this purchase, the affiliate of Mr. Weil transferred an aggregate of 608,796 private warrants to such investors. We agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the warrants and shares underlying the warrants, transferred to these investors, which such registration statement was filed on February 11, 2014, and agreed to use our best efforts to have such registration statement declared effective by the Securities and Exchange Commission as soon as possible. Such registration statement was declared effective on June 16, 2014.

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

Private Placement with Affiliate of A. Lorne Weil

On March 5, 2014, we entered into a subscription agreement with an affiliate of A. Lorne Weil, our Non-Executive Chairman of the Board, pursuant to which such affiliate agreed to purchase an aggregate of 95,693 ordinary shares at an aggregate price of $1,000,000, or approximately $10.45 per share, representing a slight premium to the closing price of our ordinary shares immediately prior to the execution of the subscription agreement. The closing of the purchase took place on March 14, 2014. A registration statement covering the resale of these shares was declared effective on June 16, 2014.

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

Effective December 30, 2014, the firm of PricewaterhouseCoopers Ltda. acts as our independent registered public accounting firm. Prior to December 30, 2014, the firm of Marcum LLP acted as our independent registered public accounting firm. Prior to the Merger, Crowe Horwath S.A. acted as the independent registered public accounting firm for Tecnoglass and ES.

During 2014, the Company paid $0.1 million to PWC and $1.2 million to Marcum for audit and audit related fees. During 2013, the Company paid $137,000 to Crowe Horwath CO S.A for audit and audit related fees.

Audit Committee Approval

Our audit committee pre-approved all the services performed by PricewaterhouseCoopers Ltda. and Marcum LLP. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Changes in Shareholders’ Equity	F-7
Statements of Cash Flows	F-6
Notes to Financial Statements	F-8

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Reorganization dated as of August 17, 2013 and as amended November 6, 2013, by and among the Company, Andina Merger Sub, Inc., Tecnoglass S.A., C.I. Energia Solar S.A. E.S. Windows and Tecno Corporation	By Reference	Schedule 14A	December 4, 2013
3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Form of First Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012
4.5	Form of Second Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 7, 2012
10.1	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.2	Indemnity Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.3	Additional Shares Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.4	Form of Lock-Up Agreement between the Company and Energy Holding Corporation	By Reference	8-K	August 22, 2013
10.5	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.6	Form of Subscription Agreement	By Reference	8-K	December 19, 2013
10.7	Form of Indemnification Agreement	By Reference	8-K	March 6, 2014
21	List of subsidiaries.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

Exhibit No.	Description	Included	Form	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2015.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer (Principal	April 15, 2015
Jose M. Daes	Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	April 15, 2015
Christian T. Daes

/s/ Joaquin Fernandez	Chief Financial Officer (Principal	April 15, 2015
Joaquin Fernandez	Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	April 15, 2015
A. Lorne Weil

/s/ Samuel R. Azout	Director	April 15, 2015
Samuel R. Azout

Name	Title	Date

/s/ Juan Carlos Vilariño	Director	April 15, 2015
Juan Carlos Vilariño

/s/ Martha Byorum	Director	April 15, 2015
Martha Byorum

/s/ Julio A. Torres	Director	April 15, 2015
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Tecnoglass Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tecnoglass Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Ltda.

PricewaterhouseCoopers Ltda.

Barranquilla, Colombia

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Tecnoglass, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tecnoglass, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecnoglass, Inc. and Subsidiaries, as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum llp

Marcum llp

New York, NY
April 16, 2014, except for Note 4 to the consolidated financial statements as to which the date is April 15, 2015.

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$15,930	$2,866
Restricted cash	-	3,633
Due from transfer agent	-	15,908
Subscription receivable	-	6,611
Investments	1,209	1,353
Trade accounts receivable, net	44,955	50,928
Unbilled receivables on uncompleted contracts	9,931	11,640
Due from related parties	28,327	21,418
Advances and other receivables	5,508	13,165
Deferred income taxes	5,373	2,321
Inventories	28,965	24,181
Prepaid expenses	1,298	824
Total current assets	141,496	154,848

Long term assets:
Property, plant and equipment, net	103,980	87,382
Long term receivables from related parties	4,220	5,722
Other long term assets	6,195	262
Total long term assets	114,395	93,366
Total assets	$255,891	$248,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities and shareholders equity
Current liabilities
Short-term debt and current portion of long-term debt	$54,925	$29,720
Note payable to shareholder	80	80
Accounts payable and accrued expenses	33,493	29,285
Due to related parties	1,456	8,397
Taxes payables	7,930	4,847
Deferred income taxes	8,416	6,698
Labor liabilities	449	6
Accrued liabilities and provisions	505	994
Current portion of customer advances on uncompleted contracts	5,782	28,470
Total current liabilities	113,036	108,497

Warrant liability	19,991	18,280
Customer advances on uncompleted contracts	8,333	8,220
Long-term debt	39,273	48,097
Total long term liabilities	67,597	74,597
Total liabilities	180,633	183,094

Commitments and contingencies

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2014 and 2013 Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,801,132 and 24,214,670 shares issued and outstanding at December 31, 2014 and 2013, respectively	$2	$2
Legal reserves	1,367	1,367
Additional paid capital	46,514	40,693
Retained earnings	38,806	18,488
Accumulated other comprehensive income	(11,431)	4,570
Total shareholders equity	75,258	65,120
Total liabilities and shareholders equity	$255,891	$248,214

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

	Years ended December 31,
	2014	2013

Operating revenues	$197,452	$183,294
Cost of sales	136,021	127,875
Gross profit	61,431	55,419

Operating expenses:
Selling	17,872	17,287
General and administration	16,327	10,862
Operating expenses net	34,199	28,149

Operating income	27,232	27,270

Change in fair value of warrant liability	(1,711)	7,626
Non-operating revenues	12,235	3,998
Interest expense	(8,900)	(7,886)

Income before taxes	28,856	31,008

Income tax provision	8,538	8,696
Net income	$20,318	$22,312

Comprehensive income:
Net income	$20,318	$22,312
Foreign currency translation adjustments	(16,001)	(953)
Total comprehensive income	$4,317	$21,359

Basic income per share	$0.83	$1.08

Diluted income per share	$0.73	$1.08

Basic weighted average common shares outstanding	24,347,620	20,677,067

Diluted weighted average common shares outstanding	27,737,679	20,714,275

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,318	$22,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	-
Provision for bad debts	20	265
Provision for obsolete inventory	(1,036)	1,483
Change in fair value of investments held for trading	168
Depreciation and amortization	8,542	7,238
Loss on disposition of assets	1,300
Change in value of derivative liability	(25)
Change in fair value of warrant liability	1,711	(7,626)
Deferred income taxes	(915)	4,513
Changes in operating assets and liabilities:	-
Receivables	(5,002)	(20,891)
Deferred income taxes	466	98
Inventories	(10,696)	(6,143)
Prepaid expenses	(761)	646
Other assets	1,852	1,002
Accounts payable and accrued expenses	11,846	(11,216)
Taxes payable	4,817	1,151
Labor liabilities	530	(16)
Accrued liabilities and provisions	(352)	(598)
Related parties	(19,132)	375
Advances from customers	(18,461)	18,141
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,810)	10,734

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	825	3,222
Proceeds from sale of property and equipment	3,609	-
Cash acquired from Andina Acquisition Corporation	-	3
Purchase of investments	400	(107)
Acquisition of property and equipment	(24,848)	(20,001)
Restricted cash	3,633	(3,746)
CASH USED IN INVESTING ACTIVITIES	(16,381)	(20,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	87,109	21,237
Proceeds from the sale of common stock	1,000	-
Proceeds from the exercise of warrants	821	-
Repayments of debt	(77,924)	(12,865)
Merger proceeds held in trust	22,519	-
CASH PROVIDED BY FINANCING ACTIVITIES	33,525	8,372

Effect of exchange rate changes on cash and cash equivalents	730	2,254

NET INCREASE (DECREASE) IN CASH	13,064	731
CASH - Beginning of year	2,866	2,135
CASH - End of year	$15,930	$2,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,451	$7,303
Taxes	$3,101	$4,183

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease and financial obligations	$27,778	$17,686
Assets acquired with issuance of debt	$4,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2014 and 2013

(In thousands, except share data)

	Preferred Shares, $0.0001 Par Value		Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit)	Loss	Equity
Balance at January 1, 2013	-	-	20,567,141	2	$44,219	$1,367	$(3,824)	$5,523	$47,287

Outstanding ordinary shares of Andina Acquisition at the time of the exchange	-	-	3,647,529	-	35,351	-	(38,877)	-	(3,526)

Recapitalization of Andina Acquisition accumulated deficit	-	-	-	-	(38,877)	-	38,877	-	-

Foreign currency translation	-	-	-	-	-	-	-	(953)	(953)

Net income	-	-	-	-	-	-	22,312	-	22,312

Balance at December 31, 2013	-	-	24,214,670	2	40,693	1,367	18,488	4,570	65,120

Issuance of common stock	-	-	483,892	-	5,000	-	-	-	5,000

Exercise of warrants	-	-	102,570	-	821	-	-	-	821

Foreign currency translation	-	-	-	-	-	-	-	(16,001)	(16,001)

Net income	-	-	-	-	-	-	20,318	-	20,318

Balance at December 31, 2014	-	$-	24,801,132	$2	$46,514	$1,367	$38,806	$(11,431)	$75,258

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

Andina’s objective was to acquire, through a merger, share exchange, asset acquisition, share purchase recapitalization, reorganization or other similar business combination, one or more operating businesses. On December 20, 2013, Andina consummated a merger transaction (the “Merger”) with Tecno Corporation (“Tecnoglass Holding”) as ultimate parent of Tecnoglass S.A. (“TG”) and C.I. Energía Solar S.A. ES. Windows (“ES”). The surviving entity was renamed Tecnoglass Inc. The Merger transaction was accounted for as a reverse merger and recapitalization where Tecnoglass Holding was the acquirer and TGI was the acquired company.

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

In 2014, the Company established two Florida limited liability companies, Tecnoglass LLC (“Tecno LLC”) and Tecnoglass RE LLC (“Tecno RE”) to acquire manufacturing facilities, manufacturing machinery and equipment, customer lists and exclusive design permits.

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

At the Closing, the Company had 3,647,529 ordinary shares outstanding with a net tangible book value of ($3,526). The net tangible book value consisted of a stock subscription receivable aggregating $6,610, amount due from the transfer agent of $15,909, liabilities of $139 and a warrant liability of $25,906. The balance due from the transfer agent is net of $22,915 paid, from the proceeds of $42,740 held in the trust account, to the holders of 2,251,853 public shares electing not to participate in the business combination. In addition, transaction expenses of approximately $3.9 million were also paid. The balance of $15,909 is available for working capital and is classified on the balance sheet at December 31, 2013 as Due from Transfer Agent. The funds were received from the Transfer Agent in January 2014.

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

Note 3.	Summary of significant accounting policies

Basis of Presentation and Use of Estimates

These consolidated financial statements include the consolidated results of TGI, its indirect wholly-owned subsidiaries TG and ES, and its direct subsidiaries Tecno LLC and Tecno RE. Material intercompany accounts, transactions and profits are eliminated in consolidation. These financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Estimates inherent in the preparation of these consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants and other derivative financial instruments.

The results of TGI, as the acquired company in the reverse merger, have been included for the period after the reverse merger on December 20, 2013 to the reporting date December 31, 2013.

Foreign Currency Translation

The consolidated financial statements are presented in United States Dollars, the reporting currency. The functional currency of the Company’s operations in Colombia is the Colombian Peso. The consolidated financial statements of the Company’s foreign operations are prepared in the functional currency. The Statements of Income and Comprehensive Income prepared in the functional currency are translated into the reporting currency using average exchange rates for the respective periods. Assets and liabilities on the consolidated Balance Sheets are translated into the reporting currency using rates of exchange at the end of the period and the related translation adjustments are recorded as Accumulated other comprehensive income, a component of Equity in the consolidated Balance Sheet. Transaction and remeasurement gains or losses resulting from foreign currency transactions are recorded in the consolidated Statement of Operations.

Revenue Recognition

The Company generates revenue from product sales of manufactured glass and aluminum products. Revenue is recognized when persuasive evidence of an arrangement exists, a price has been fixed, delivery has occurred per the terms of the customer order, and collectability of the sale is reasonably assured. All revenue is recognized net of discounts, returns and allowances. Evidence of an arrangement consists of a contract or purchase order approved by the customer and accepted by the Company.

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

The selling prices of all goods that the Company sells are fixed and agreed to with the customer prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales.

Contract Sales

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery of product and/or services, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. Provisions for anticipated losses are recorded in the period in which they become determinable. No provisions have been recorded for losses on uncompleted contracts for the years ended December 31, 2014 and 2013.

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

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis - value added taxes paid for goods and services purchased is netted against value added tax collected from customers and the net amount is paid to the government. The current value added tax rate in Colombia for all of the Company’s products is 16%. A municipal industry and commerce tax (ICA) sales tax of 0.7% is payable on all of the Company’s products sold in the Colombian market.

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service, and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products.

Non Operating Revenues

The Company recognizes non - operating revenues from foreign currency transaction gains and losses, interest income on receivables, proceeds from sales of scrap materials and other activities not related to the Company’s operations. Foreign currency transaction gains and losses occur when monetary assets, liabilities, payments and receipts that are denominated in currencies other than the Company’s functional currency are recorded in the Colombian peso accounts of the Company in Columbia. During the years ended December 31, 2014 and 2013, the Company recorded net gains from foreign currency transactions of $10,790 and $1,311, respectively.

The Company does not accrue contingent liabilities for estimated losses from product warranty obligations because the information available to the Company does not indicate that it is probable that customers will make claims under warranties for window products that have been sold. The amount of losses cannot be reasonably estimated. USGAAP guidance indicates that an inability to make a reasonable estimate of the amount of a warranty obligation at the time of sale because of significant uncertainty about possible claims precludes accrual. Actual losses from replacements under warranties do not appear to be material and are systematically accounted for as cost of product sold.

Cash and Cash Equivalents

All liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2014 the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company mitigates its cash risk by maintaining its cash deposits with major financial institutions in Colombia and the Cayman Islands. At times the balances held at financial institutions in Colombia may exceed the Colombia government insured limits of the Ministerio de Hacienda y Crédito Público. The Company has not experienced such losses in such accounts. As discussed below, the Company mitigates its risk to trade accounts receivable by performing on-going credit evaluations of its customers.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts and sales returns. Estimates for cash discounts and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these clients.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. As of the years ended December 31, 2014 and 2013, the reserve for doubtful accounts was $110 and $403, respectively.

Inventories

Inventories, which consist primarily of purchased and processed glass, aluminum, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or market. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet installed are valued using the specific identification method.

Reserves for excess or slow-moving raw materials inventories are updated based on historical experience of a variety of factors including sales volume and levels of inventories at the end of the period. The Company’s reserve for excess or slow-moving inventories at December 31, 2014 and 2013 amounted to $ 292 and $1,438, respectively. The Company does not maintain allowances for the lower of cost or market for inventories of finished products as its products are manufactured based on firm orders rather than built-to-stock.

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

Warrant liability

An aggregate 9,200,000 warrants were issued as a result of the Public Offering, the Private Placement and the Merger. Of the aggregate total, 4,200,000 warrants were issued in connection with the Public Offering (“IPO Warrants”), 4,800,000 warrants were issued in connection with the Private Placement (“Insider Warrants”), and 200,000 warrants were issued upon conversion of a promissory note at the closing of the Merger (“Working Capital Warrants”). The Company classifies the warrant instruments as a liability at their fair value because the warrants do not meet the criteria for equity treatment under guidance contained in ASC 815-40-15-7D. The aggregate liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations.

Following the SEC’s Notice of Effectiveness dated June 16, 2014 of the Company’s registration statement on Form S-1 that registered the IPO Warrants and the Working Capital Warrants, an aggregate of 102,570 Warrants have been exercised as of December 31, 2014. See more about the Company’s registration statement at Note 18.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. At December 31, 2014 and 2013, no share-based awards had been granted to employees.

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

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2014 and 2013 amounted to approximately $383 and $255, respectively.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecnoglass LLC and Tecnoglass RE LLC are subject to the taxing jurisdiction of the United States. TGI and Tecnoglass Holding are subject to the taxing jurisdiction of the Cayman Islands. Annual tax periods prior to December 2013 are no longer subject to examination by taxing authorities in Colombia.

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

Earnings per Share

The Company computes basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share excludes options, warrants and other potential ordinary shares outstanding, since the effect is anti-dilutive. The calculation of the weighted-average number of ordinary shares includes 20,567,141 recapitalized shares, assumed to be outstanding as of January 1, 2013, and 3,647,529 ordinary shares of Andina Acquisition outstanding at the time of the Merger. The computation of basic and diluted income per share for the years ended January 1, 2014 and 2013 excludes the effect of Unit Purchase Options to purchase 900,000 units (consisting of one warrant and one ordinary share) because their inclusion would be anti-dilutive.

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Numerator for basic and diluted earnings per shares
Net Income	20,318	22,312

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	24,347,620	20,677,067
Effect of dilutive warrants	3,390,059	37,208
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	27,737,679	20,714,275

Basic earnings per ordinary share	0.83	1.08
Diluted earnings per ordinary share	0.73	1.08

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

Note 4.	Revision to prior year financial statements

The Company revised the presentation of trade accounts receivable, due from related parties and long term receivables from related parties in its consolidated financial statement balance sheets for the year ending December 31, 2013 to reflect amounts due the Company that had not been reconciled and recorded on a timely basis into the correct balance sheet accounts. The Company subsequently executed a long term payment agreement as of December 31, 2014 with related party Ventanas Solar. The correction of the error did not affect previously reported net income in either of the years ended December 31, 2013 or 2014.

A tabular summary of the revisions to correct these errors is presented below:

	Consolidated Balance Sheet
	Year ended December 31, 2013
	Previously		Revised
	Reported	Revisions	Reported
Trade accounts receivables, net	59,010	(8,082)	50,928
Due from related parties	19,058	2,360	21,418
Total current assets	160,570	(5,722)	154,848

Long term receivables from related parties	-	5,722	5,722

Total assets	248,214	-	248,214

Net income	22,312	-	22,312

The Company analyzed the errors under SEC staff guidance (Staff Accounting Bulletin 108) and determined that the errors are immaterial on a quantitative and qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the year ended December 31, 2013.

Note 5.	Variable Interest Entities

The Company conducted an evaluation as a reporting entity of its involvement with certain significant related party business entities as of December 31, 2013 and 2014 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated two entities with whom it has maintained significant commercial relationships since 2004.

ES Windows LLC (“ESW LLC”), a Florida LLC, imports and resells the Company’s products in the United States and acts as a freight forwarder for certain raw materials inventory purchased in the United States. The Company’s CEO and COO, other family members, and other related parties own 100% of the equity in ESW LLC. The Company’s sales to ESW LLC for the years ended December 31, 2014 and 2013 were $37.1 million and $28.9 million, respectively. Outstanding receivables from ESW LLC at December 31, 2014 and December 31, 2013 were $13.8 million and $11.8 million, respectively.

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and CFO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year ended December 31, 2014 and 2013 were $0.2 million and $7.9 million respectively. Outstanding receivables from VS at December 31, 2014 and 2013 were $12.2 million and $10.8 million respectively, including a three year payment agreement for trade receivables for $4.2 million as of December 31, 2014 related to a collection agreement, pursuant to when VS collects the Company’s receivables from customers in Panama.

Management evaluated several factors, including whether (i) these entities required subordinated financial support from the Company in order to operate, (ii) what variable interests existed in the risks and operations of the entities, (iii) what explicit or implicit interests the Company had in these entities as a result of the significant commercial relationships, (iv) whether the Company or its related parties had the controlling financial interests in these entities, and as a result, (v) who were the primary beneficiaries of those controlling variable interests. In order to evaluate these considerations, the Company analyzed the designs and initial purposes of these entities using available quantitative information, qualitative factors and guidance under ASC 810-10-25 Consolidation and related Subsections.

As of the date of the initial evaluation and for the year ended December 31, 2014, the Company concluded that (i) both entities are deemed variable interest entities because of the presence and effect of significant related parties; (ii) neither variable interest entity requires subordinated financial support for its operations as these operations are designed to provide residual returns to their equity investors, (iii) the Company’s explicit variable interests are its arms-length commercial relationships which do not absorb the entities’ risks and variability, (iv) that neither the Company nor its related parties had the controlling financial interests but that, as a related party group, they had controlling financial interest, and finally (v) the CEO, COO, family members and other equity investors are more closely related to the ESW LLC and VS and were therefore the primary beneficiaries of those entities’ variable interests and residual returns or eventual losses, not the Company. The Company concluded that consolidation of these entities was not indicated.

No subordinated financial support has been provided to these entities as of December 31, 2014 or as of December 31, 2013.

Note 6.	Fair Value of Financial Instruments

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

Note 7.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	December 31,
	2014	2013
Trade accounts receivable	$45,065	$51,331
Less: Allowance for doubtful accounts	(110)	(403)
	$44,955	$50,928

The changes in allowances for doubtful accounts for the years ended December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Balance at beginning of year	$403	$273
Provision for bad debts	20	265
Deductions and write-offs	(313)	(135)
Balance at end of year	$110	$403

Note 8.	Advances and Other Receivables

	December 31,
	2014	2013
Advances to Suppliers and Loans	$1,353	$8,310
Prepaid Income Taxes and Social Contributions	$3,376	$2,281
Employee Receivables	$552	$374
Other Creditors	$227	$2,200
	$5,508	$13,165

Included in advances to suppliers and loans is a loan to Finsocial, a company that makes loans to public school system teachers. At December 31, 2014 and 2013 the loan balances were $2,255 and $4,308 respectively.

Note 9.	Inventories

Inventories are comprised of the following

	December 31,	December 31,
	2014	2013
Raw materials	$22,421	$17,121
Work in process	2,136	3,243
Finished goods	2,158	2,741
Stores and spares	2,371	2,404
Packing material	171	110
	29,257	25,619
Less: inventory allowances	(292)	(1,438)
	$28,965	$24,181

Note 10.	Property, Plant and Equipment

Property, plant and equipment comprises the following:

	December 31,	December 31,
	2014	2013

Building	$36,228	$34,710
Machinery and equipment	76,497	61,539
Office equipment and software	2,868	3,221
Vehicles	1,412	1,193
Furniture and fixtures	1,651	1,888
Total property, plant and equipment	118,656	102,551
Accumulated depreciation and amortization	(31,646)	(27,403)
Net value of property and equipment	87,010	75,148
Land	16,970	12,234
Total property, plant and equipment, net	$103,980	$87,382

Depreciation and amortization expense inclusive of capital lease amortization was $ 8,542 and $7,238 for the years ended December 31, 2014 and 2013

In the year ended December 31, 2014 the Company purchased land adjacent to the Company’s current facilities for approximately $ 6.1 million and purchased land and warehouses in Miami-Dade County, Florida for approximately $5.2 million. These purchases bring the Company’s total manufacturing facilities to approximately 2.5 million square feet.

Note 11.	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	December 31,
	2014	2013
Obligations under borrowing arrangements	$94,198	$77,817
Less: Current portion of long-term debt and other current borrowings	54,925	29,720
Long-term debt	$39,273	$48,097

At December 31, 2014, the Company owed approximately $94,198 under its various borrowing arrangements with several banks in Colombia and Panama including obligations under various capital leases as discussed below. The bank obligations have maturities ranging from nine months to 15 years that bear interest at rates ranging from 4.56 % to 12.01%. These loans are generally secured by substantially all of the Company’s accounts receivable or inventory, except for the 15-year mortgage secured by the Company’s real properties in Miami-Dade County. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

The Company was not in compliance with certain financial covenants as of December 31, 2013 for its financial obligations with Banco Colpatria. In April 2014, the bank confirmed with the Company it would take no actions to accelerate payments, increase interest, or any other actions as a result of the non-compliance with the covenants against the Company. In December 2014, the loan agreement with Colpatria was modified to exclude covenants as a basis for underwriting compliance. At December 31, 2014, the Company was in compliance with all its covenants for its financial obligations.

Net proceeds from debt were $9,185 and $8,372 during the years ended December 31, 2014 and 2013, consisting of $87,109 and $21,237 new obligations entered with similar terms to existing debt, and repayments of debt for $77,924 and $12,865 for the years ended December 31, 2014 and 2013, respectively.

Maturities of long term debt and other current borrowings are as follows as of December 31, 2014:

Year Ending December 31,
2015	$51,101
2016	11,690
2017	6,538
2018	3,815
2019	2,170
Thereafter	3,379
Total	$78,693

Revolving Lines of Credit

The Company has approximately $1.9 million available in two lines of credit under a revolving note arrangement as of December 31, 2014. The floating interest rates on the revolving notes are between DTF+6% and DTF+7%. DTF is the primary measure of interest rates in Colombia. The notes are secured by all assets of the Company. At December 31, 2014 and 2013, $375 and $1,872 was outstanding under these lines, respectively.

Capital Lease Obligations

The Company is obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to approximately $15,505. The present value of the minimum lease payments was calculated using discount rates ranging from 7.94% to 12.20%.

The future minimum lease payments under all capital leases at December 31, 2014 are as follows:

Year Ending December 31,
2015	$3,824
2016	3,621
2017	2,412
2018	1,141
2019	1,366
Thereafter	3,141
Total	$15,505

Interest expense for the year ended December 31, 2014 and 2013 was $8.9 million and $7.9 million, respectively.

Note 12.	Note Payable to Shareholder

From September 5, 2013 to November 7, 2013 A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $80 remained unpaid as of December 31, 2014 and December 31, 2013.

Note 13.	Income Taxes

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

On December 23, 2014, Colombia’s president signed into effect a tax reform bill amending the Colombian Tax Statute fixing the Income Tax Rate at 25%. A CREE Tax based on taxable income also applies at a rate of 9% to certain taxpayers including the Company. Prior to the reform, the CREE Tax would only apply for years 2013-2015. The reform makes the CREE tax rate of 9% permanent and an additional CREE Surtax will also apply for the years 2015 through 2018 at varying rates. The Income tax reform resulted in deffered tax liabilities being increased by $286 at December 31, 2014 when compared with previous income tax rates.

The following table summarizes income tax rates under the tax reform law.

F-21

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	December 31,
	2014	2013
Current income tax
Foreign	$9,453	$4,183
Deferred income Tax
Foreign	(915)	4,513
Total Provision for Income Tax	$8,538	$8,696

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	December 31,
	2014	2013
Income tax expense at statutory rates	34.0%	34.0%

Non-deductible expenses	1.6%	6.5%
Non-taxable income	-6.0%	-12.2%
Effective tax rate	29.6%	28.3%

The Company’s effective tax rate of 29.6% for the year ended December 31, 2014 reflects non-deductible income (losses) of $3,744 mostly due to the change in fair value of the Company’s warrant liability and other non-deductible expenses such as amortization of intangible assets.

The Company has the following net deferred tax assets and liabilities:

	December 31,
	2014	2013
Deferred tax assets:
Accounts Receivable Clients - not delivered FOB	$1,260	$518
Accounts Receivable Clients - POC	2,452	849
Depreciation	1,542	465
Financials Liabilities	5
Provision Inventory obsolescence	114	489
Total deferred tax assets	$5,373	$2,321

Deferred tax liabilities:
Inventory - not delivered FOB	$984	$405
Accounts Receivable Clients - POC	6,325	4,706
Depreciation	485	565
Financials Liabilities	-	78
Provision Accounts Receivable	622	944
Total deferred tax liabilities	$8,416	$6,698
Net deferred tax liability	$3,043	$4,377

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of December 31, 2014. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 14.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Quotes Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	19,991
Interest Rate Swap Derivative Liability	-	134	-
Long Term Receivables from Related Parties		4,220

	Quotes Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	18,280
Interest Rate Swap Derivative Liability	-	178	-
Foreign Currency Forward Liability		53

Note 15.	Related Parties

The Company’s major related party entities disclosed in this footnote are: (i) ES Windows LLC (“ESW LLC”), a Florida LLC partially owned by the Company’s Chief Executive Officer and Chief Operating Officer, (ii) Ventanas Solar S.A. (“VS”), an importer and installer based in Panama owned by related party family members, (iii) Union Temporal ESW (“UT ESW”), a temporary contractual joint venture with Ventanar S. A. under Colombian law that is managed by related parties and that expires at the end of its applicable contract, (iv) UT Semáforos Barranquilla (“UT SB”), a temporary contractual joint venture with related party Construseñales S.A. under Colombian law that expires at the end of its applicable contract, (v) A Construir S.A., a heavy construction company in which the Company’s CEO, COO and other related parties are equity investors, (vi) Construseñales S.A., a traffic signal construction company in which the Company’s CEO, COO and other related parties are equity investors.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	At December 31,	At December 31,
	2014	2013
Current Assets
Due from ESW LLC	$13,814	$11,823
Due from VS	7,979	5,050
Due from UT ESW	2,001	3,199
Due from other related parties	4,534	1,346
	$28,327	$21,418

Trade receivable from VS	$4,220	$5,722

Liabilities
Due to A Construir S.A.	$(995)	$(2,314)
Due to UT SB	-	(1,287)
Due to Construseñales S.A.	-	(3,633)
Due to other related parties	(461)	(1,163)
	$(1,456)	$(8,397)

Sales to other related parties was less than $0.1 million in the year ended December 31, 2014 and 2013.

	Year Ended
	2014	2013
Revenues-
Sales to ESW LLC and VS	$47,630	$28,788

Expenses-
Fees paid to Directors and Officers	1,327	408
Paid to other related parties	3,549	512

In 2014, the Company and VS executed a three year payment agreement for recovery of trade receivables outstanding for $6.6 million with an interest rate of Libor + 4.7% paid semiannually. As of December 31, 2014, the payment plan was accounted for at fair value.

 In 2013, the Company guaranteed a loan for $163 used to develop a lot adjacent to the Alutions plant into a related party fuel service station, Santa Maria del Mar S.A. At December 31, 2014, the guarantee was in good standing and no liabilities have been recorded, and the Company was in the process of restructuring the guarantee to exclude the involvement of Tecnoglass, S.A., as required by the merger agreement.

In April 2014, the Company guaranteed approximately $300 of bank loans for the Company’s Foundation. As of December 31, 2014, the loan balance was $60, and the guarantee is in good standing. No liabilities have been recorded.

In December 2014, ESW LLC, a related party, guaranteed a mortgage loan for $3,920 for the acquisition of real properties in Miami-Dade County, Florida by Tecnoglass RE LLC, a wholly owned subsidiary of the Company.

Note 16.	Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap (IRS) contracts as economic hedges against interest rate risk through 2017, and two currency forward contracts as economic hedges against foreign currency rate risk on U.S. dollar loans. The currency forwards expired in January 2014. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. Changes in the fair value of the derivatives will be recorded in current earnings. The derivative contracts were initially recorded on the balance sheet as liabilities as December 31, 2013, at an aggregate fair value of $230.

The Company entered into three interest rate swap (IRS) contracts as economic hedges against interest rate risk on its peso loans through 2017. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. . Changes in the fair value of the derivatives are recorded in current earnings. The derivative contracts were initially recorded on the balance sheet as liabilities as of December 31, 2014 at an aggregate fair value of $134

Note 17.	Warrant Liability

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

	December 31,
	2014	2013
Stock Price	$10.15	$8.55
Dividend Yield	N/A	N/A
Risk-free rate	0.67%	0.78%
Expected Term	1.97	2.97
Expected Volatility	33.62%	44.69%

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2013	$18,280
Fair value adjustment for year ended December 31, 2014	1,711
Balance at December 31, 2014	$19,991

Note 18.	Commitments and Contingencies

Guarantees

Guarantees on behalf of or from related parties are disclosed in Note 15 - Related Parties.

Legal Matters

Tecnoglass S.A. and Tecnoglass USA, Inc., a related party, were named in a civil action for wrongful death, negligence and negligent infliction of emotional distress arising out of a workplace accident where a crate of glass fell and fatally crushed a worker during the unloading process. TG denied liability and rigorously defended the claim in court. TG’s insurance carrier provided coverage to TG under a $3.0 million wasting policy, which meant that the attorneys’ fees and expenses incurred during the defense of the claim reduced the amount of coverage available. On October 1, 2014 the case was settled. The plaintiffs accepted $1,075, with a payment time of 60 days. The Company’s insurance policy covered 90% of the loss.

Tecnoglass S.A. is also a named defendant in in the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. in the 17 th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, Inc. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. Diplomat initiated a complaint asserting various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tort feasor, it cannot sue for indemnity. A trial date has not yet been set for this case. Management and TG’s counsel believes that a liability in this claim is remote and immaterial and there are no significant reasonably estimated amounts for a possible loss.

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

Note 19.	Shareholder’s Equity

Preferred Shares

TGI is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2014, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2014, a total of 27,810,132 Ordinary shares were issued and outstanding which includes 3,000,000 Earnout shares which have been issued and placed in escrow but have no voting rights. The Earnout shares are not considered issued and outstanding as a matter of Cayman Islands law.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates to least 50% of subscribed and paid in capital.

Restricted Securities

Energy Holding Corporation, the sole shareholder of Tecnoglass Holding whose shareholders are all of the former shareholders of Tecnoglass and ES, received 20,567,141 ordinary shares in consideration of all of the outstanding and issued ordinary shares of Tecnoglass Holding. Under the terms of the merger agreement, the shareholders of Energy Holding Corporation entered into lock-up agreements precluding the sale or transfer of their shares until December 20, 2014. Certain other holders of ordinary shares and warrants had been restricted from selling any of their securities until December 20, 2014. This restriction expired on that date.

Energy Holding Corp. also has the contractual right to receive an additional 2,500,000 ordinary shares, to be released upon the attainment of specified share price targets or targets based on our EBITDA in the fiscal years ending December 31, 2015 or 2016. The following table sets forth the targets and the number of earnout shares issuable to Tecnoglass Holding shareholders upon the achievement of such targets:

	Ordinary Share	EBITDA Target		Number of Earnout Shares
	Price Target	Minimum	Maximum	Minimum	Maximum
Fiscal year ending 12/31/15	$ 13.00 per share	$35,000,000	$40,000,000	875,000	1,000,000
Fiscal year ending 12/31/16	$ 15.00 per share	$40,000,000	$45,000,000	1,333,333	1,500,000

If either the ordinary share target or the maximum EBITDA target is met in any fiscal year, Energy Holding Corp. receives the maximum number of earnout shares indicated for the year. In the event the ordinary share target is not met but the combined company’s EBITDA falls within the minimum and maximum EBITDA target for a specified year, the number of earnout shares to be issued will be interpolated between such targets. In the event neither the ordinary share target nor the minimum EBITDA target is met in a particular year, but a subsequent year’s share price or EBITDA target is met, Energy Holding Corp. will earn the earnout shares for the previous year as if the prior year’s target had been met.

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2014, no awards had been made under the 2013 Plan.

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

The Company did not receive any proceeds from the sale of the securities in the registration statement, although the Company could receive up to $40.0 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $33.6 million upon the exercise of the warrants issued in the Public Offering. Any amounts received from such exercises will be used for working capital and other general corporate purposes.

Following the SEC’s Notice of Effectiveness dated June 16, 2014 of the Company’s registration statement on S-1, an aggregate of 102,570 warrants have been exercised for proceeds of $ 821 as of December 31, 2014. As of the latest practicable date before these consolidated financial statements were available for publication, a total of 120,570 warrants had been exercised for Company ordinary shares through March 20th, 2015.

Issuance of Common Stock

In March 2014, the Company entered into an agreement with an affiliate of A Lorne Weil, the Company’s Non-Executive Chairman of the board, for the sale of 95,693 ordinary shares at a price of approximately $10.45 per share in a private placement transaction, for proceeds to the company of $1.0 million.

In December 2014, the Company entered into two asset purchase agreements with Glasswall LLC, a South Florida based manufacturer of impact-resistant windows and door systems. Total consideration paid by the Company was $9,000, of which $4,000 were paid with the issuance of 388,199 ordinary shares issued to Glasswall at $10.30 per share.

In the year ended December 31, 2014, following the Notice of Effectiveness on June 16, 2014 of the Company’s Registration Statement on Form S-1, the Company has issued 102,570 ordinary shares to former warrant holders who exercised their warrants. Total proceeds from the warrant exercises have been $821 at $8.00 per share.

Note 20.	Acquisitions

In June 2014, we acquired selected assets of RC Aluminum Industries, Inc. (“RC Aluminum”) for $1,900 million. RC Aluminum designs, manufactures and installs glass products for architects, designers, developers and general contractors. The primary assets acquired include approximately $70 million in RC Aluminum backlog for high-rise projects in South Florida, the right to complete a number of RC Aluminum’s contracted projects with an estimated value of approximately $12 million, and Miami-Dade Notices of Acceptance (NOA) for more than 50 products manufactured and sold by RC Aluminum.

In December 2014, we acquired assets of Glasswall, LLC, a Miami, South Florida based manufacturer of impact-resistant windows and door systems used in high-rise commercial and residential buildings. As part of the transaction, we acquired a 160,000 square foot warehouse / manufacturing / office facility in Miami for $5,167, and manufacturing and assembly equipment,and Miami-Dade NOAs for products manufactured and sold by Glasswall and other tangible and intangible assets for $4,134 accounted under other assets as of December 31, 2014, pending further assessment of the purchase price allocation. The Company did not acquire any equity interest or control of Glasswall and there was no goodwill related to this transaction. Total consideration consisted 388,199 ordinary shares for $4,000 in our stock and $5,301 million in cash financed in part by a 15-year, $3.920 term loan that we secured to acquire the facilities.

Fair value considerations
Assets Acquired
Land	$1,952
Buildings	3,215
Other Assets	4,134
Total	9,301

Payment method
Financial Obligations	3,920
Common Stock	4,000
Cash	1,381
Total	$9,301

Note 21.	Segment and Geographic Information

The Company operates a single segment business for product sales which consists of geographical sales territories as follows:

	December 31,
	2014	2013
Colombia	80,062	101,754
United States	101,612	66,723
Panama	11,351	10,210
Other	4,427	4,607
Total Revenues	197,452	183,294

Note 22.	Subsequent Events

Pursuant to the merger agreement and plan of reorganization and on filing of financial statements for the fiscal year ended December 31, 2014, Energy Holding Corporation will receive an aggregate of 500,000 ordinary shares based on its achievement of specified EBITDA targets set forth in such agreement.

On April 14, 2015,  the Company’s Board of Directors authorized the payment of regular quarterly dividends to holders of its ordinary shares at a quarterly rate of $0.125 per share (or $0.50 per share on an annual basis). The Board of Directors also approved an Exchange Offer to acquire all of the Company’s outstanding warrants in exchange for ordinary shares of the Company at conversion ratio of three warrants in exchange for one ordinary share.  The Exchange Offer will remain open for a period of 30 days once exchange documentation is sent to warrant holders and the first quarterly dividend payment will be made to shareholders of record 15 days after the end of the Exchange Offer.

