Form 10-Q
period 2015-03-31
Tecnoglass Inc.
filed 2015-05-07
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,801,132  ordinary shares as of May 1st, 2015.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March	December
	31, 2015	31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,132	$15,930
Trade accounts receivable, net	47,504	44,955
Due from related parties	32,671	28,327
Inventories, net	31,473	28,965
Other current assets	25,653	23,319
Total current assets	154,433	141,496

Long term assets:
Property, plant and equipment, net	108,237	103,980
Long term receivables from related parties	3,392	4,220
Other long term assets	5,734	6,195
Total long term assets	117,363	114,395
Total assets	$271,796	$255,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,780	$33,493
Due to related parties	3,588	1,456
Current portion of customer advances on uncompleted contracts	12,048	5,782
Short-term debt and current portion of long term debt	59,886	54,925
Note payable to shareholder	80	80
Other current liabilities	21,712	17,300
Total current liabilities	133,094	113,036

Long term liabilities:
Warrant liability	14,913	19,991
Customer advances on uncompleted contracts	6,767	8,333
Long term debt	37,050	39,273
Total liabilities	191,824	180,633
COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,801,132 and 24,801,132 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Legal Reserves	1,367	1,367
Additional paid-in capital	46,514	46,514
Retained earnings	48,687	38,806
Accumulated other comprehensive income	(16,598)	(11,431)
Total shareholders’ equity	79,972	75,258
Total liabilities and shareholders’ equity	$271,796	$255,891

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014

Operating revenues	$52,043	$47,841
Cost of sales	34,861	33,245
Gross profit	17,182	14,596

Operating expenses	9,180	6,739

Operating income	8,002	7,857

Gain (loss) on change in fair value of warrant liability	5,078	(8,880)
Non-operating revenues	3,725	1,286
Interest expense	2,152	1,973

Income (Loss) before taxes	14,653	(1,710)

Income tax provision	4,772	2,971

Net income (loss)	$9,881	$(4,681)

Comprehensive income:

Net income (loss)	9,881	(4,681)
Foreign currency translation adjustments	(5,167)	(176)

Total comprehensive income (loss)	$4,714	$(4,857)

Basic income (loss) per share	$0.40	$(0.20)

Diluted income (loss) per share	$0.35	$(0.20)

Basic weighted average common shares outstanding	24,801,132	24,242,315

Diluted weighted average common shares outstanding	28,114,251	24,242,315

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014 Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,881	$(4,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts		20
Depreciation and amortization	2,501	1,952
Loss on disposition of assets	(9)	-
Loss on change in fair value of derivative liability	(18)	(67)
(Gain) loss on change in fair value of warrant liability	(5,078)	8,880
Deferred income taxes	(157)	548
Changes in operating assets and liabilities:
Trade accounts receivable	(6,008)	(4,436)
Inventories	(4,928)	1,480
Prepaid expenses and other current assets	153	(297)
Other assets	(3,325)	(6,123)
Accounts payable and accrued expenses	4,871	(7,400)
Customer advances on uncompleted contracts	5,954	1,909
Related parties	(3,961)	(5,541)
Other current liabilities	5,463	2,375
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,339	(11,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	49	59
Purchase of investments	(197)	(409)
Acquisition of property and equipment	(4,769)	(1,185)
CASH USED IN INVESTING ACTIVITIES	(4,917)	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	22,255	23,229
Proceeds from the sale of common stock	-	1,000
Repayments of debt	(21,767)	(16,530)
Proceeds from merger	-	22,519
CASH PROVIDED BY FINANCING ACTIVITIES	488	30,218

Effect of exchange rate changes on cash and cash equivalents	292	100

NET INCREASE IN CASH	1,202	17,402

Cash - Beginning of period	15,930	2,866
Cash - End of period	$17,132	$20,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,385	$1,469
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	$9,100	$55

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

Note 2. Summary of significant accounting policies

Restatement of Prior Period Financial Statements

The Company identified an error in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 resulting from the incorrect classification of proceeds received from the merger and equity issuance.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of the error and concluded it was material to the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014.  The Company is restating the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 to correct the error.  The restatement results in a decrease in cash flows from operating activities of $22,519 from $11,138 to $(11,381) with a corresponding increase to cash flows from financing activities from $7,699 to $30,218. The restatement has no effect on our previously reported Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Comprehensive Income.

Basis of Presentation and Use of Estimates

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

These unaudited condensed consolidated financial statements include the consolidated results of TGI, its indirect wholly-owned subsidiaries TG and ES, and its direct subsidiaries Tecno LLC and Tecno RE. Material intercompany accounts, transactions and profits are eliminated in consolidation. The unaudited condensed consolidated financial statements are prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim reporting purposes.

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Estimates inherent in the preparation of these, consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants and other derivative financial instruments. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material, except for warrant liability further discussed below in this note and Note 10.

Foreign Currency Translation

The condensed consolidated financial statements are presented in United States Dollars, the reporting currency. The functional currency of the Company’s operations in Colombia is the Colombian Peso. The condensed consolidated financial statements of the Company’s foreign operations are prepared in the functional currency. The Statements of Operations and Comprehensive Income prepared in the functional currency are translated into the reporting currency using average exchange rates for the respective periods. Assets and liabilities on the condensed consolidated Balance Sheets are translated into the reporting currency using rates of exchange at the end of the period and the related translation adjustments are recorded as accumulated other comprehensive income, a component of equity in the condensed consolidated balance sheet.

Revenue Recognition

Our principal sources of revenue are derived from product sales of manufactured glass and aluminum products. Revenue is recognized when (i) persuasive evidence of an arrangement exists in the form of a signed purchase order or contract, (ii) delivery has occurred per contracted terms, (iii) fees and prices are fixed and determinable, and (iv) collectability of the sale is reasonably assured. All revenue is recognized net of discounts, returns and allowances. The Company recognizes revenue when goods are shipped, which is “FOB shipping point”. Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but title transfer may occur when the customer receives the product based on the terms of the agreement with the customer.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery of product and/or services, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts and sales returns. Estimates for cash discounts and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these clients. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Account balances deemed uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income as a reduction to, or increase in selling, general and administrative expenses. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Buildings	20 years
Machinery and equipment	10 years
Furniture and fixtures	10 years
Office equipment and software	5 years
Vehicles	5 years

Warrant liability

The Company accounts for the warrants against its ordinary shares as a derivative liability. The Company classifies the warrant instrument as a liability at its fair value because the warrants do not meet the criteria for equity treatment under guidance contained in ASC 815-40-15-7D. This liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

The Company determines the fair value of warrant liability using the Binomial Lattice options pricing model. In general, the inputs used are unobservable and the fair value measurement of the warrant liability is classified as a Level 3 measurement under guidance for fair value measurements hierarchy of categorization to reflect the level of judgment and observability of the inputs involved in estimating fair values. Refer to Note 10 for additional details about the Company’s warrants.

Income Taxes

Income taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecnoglass LLC and Tecnoglass RE LLC are subject to the taxing jurisdiction of the United States. TGI and Tecnoglass Holding are subject to the taxing jurisdiction of the Cayman Islands.

The Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards if any.

The Company believes that its income tax positions and deductions used in its tax filings would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company considered the dilutive effect of warrants to purchase ordinary shares in the calculation of diluted income per share, which resulted in 28,114,251 shares of dilutive securities for the three month period ended March 31, 2015. The computation of diluted earnings per share for the three months ended March 31, 2014 excludes the effects of dilutive options, warrants and other potentially dilutive securities because their inclusion, given a net loss for the period, would be anti-dilutive.

The following table sets forth the computation of the basic and diluted earnings per share for the three-month periods ended March 31, 2015 and 2014:

Numerator for basic and diluted earnings per shares
Net Income	$9,881	$(4,681)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	24,801,132	24,242,315
Effect of dilutive warrants and earnout shares	3,313,119	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	28,114,251	24,242,315

Basic earnings per ordinary share	$0.40	$(0.20)
Diluted earnings per ordinary share	$0.35	$(0.20)

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

Non-Operating Revenues

The Company recognizes non - operating revenues from foreign currency transaction gains and losses, interest income on receivables, proceeds from sales of scrap materials and other activities not related to the Company’s operations. Foreign currency transaction gains and losses occur when monetary assets, liabilities, payments and receipts that are denominated in currencies other than the Company’s functional currency are recorded in the Colombian peso accounts of the Company in Columbia. During the quarters ended March 31, 2015 and 2014, the Company recorded net gains from foreign currency transactions of $3,361 and $602,  respectively.

Reclassifications

Certain accounts in the prior year’s consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported net income.

Note 3 - Variable Interest Entities

The Company conducted an evaluation as a reporting entity of its involvement with certain significant related party business entities as of March 31, 2015 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated two entities with whom it has maintained significant commercial relationships since 2004.

ES Windows LLC (“ESW LLC”), a Florida LLC, imports and resells the Company’s products in the United States and acts as a freight forwarder for certain raw materials inventory purchased in the United States. The Company’s CEO and COO, other family members, and other related parties own 100% of the equity in ESW LLC. The Company’s sales to ESW LLC for the three month periods ended March 31, 2015 and 2014 were $11.9 million and $8.5 million, respectively. Outstanding receivables from ESW LLC at March 31, 2015 and December 31, 2014 were $18.9 million and $13.8 million, respectively.

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three month periods ended March 31, 2015 and 2014 were $1 million and $3.7  million, respectively. Outstanding receivables from VS at March 31, 2015 and December 31, 2014 were $11 million and $12.2 million respectively, including a three-year payment agreement for trade receivables with a long term balance of $3.4 million and $4.2 million as of March 31, 2015 and December 31, 2014, respectively, related to a collection agreement between the Company and VS for trade receivables collection from customers in Panama.

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

As of the date of the evaluation, the Company concluded that (i) both entities are deemed variable interest entities because of the presence and effect of significant related parties; (ii) neither variable interest entity requires subordinated financial support for its operations as these operations are designed to provide residual returns to their equity investors, (iii) the Company’s explicit variable interests are its arms-length commercial relationships which do not absorb the entities’ risks and variability, (iv) that neither the Company nor its related parties had the controlling financial interests, and finally (v) the CEO, COO, family members and other equity investors are more closely related to the ESW LLC and VS and were therefore the primary beneficiaries of those entities’ variable interests and residual returns or eventual losses, not the Company. The Company concluded that consolidation of these entities was not indicated.

No subordinated financial support has been provided to these entities as of March 31, 2015 or as of December 31, 2014.

Note 4 – Inventories, net

Inventories are comprised of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$24,432	$22,421
Work in process	2,270	2,136
Finished goods	2,589	2,158
Stores and spares	2,288	2,371
Packing material	165	171
	31,744	29,257
Less: inventory allowances	(271)	(292)
	$31,473	$28,965

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2015	2014
Building	$34,677	$36,228
Machinery and equipment	82,350	76,497
Office equipment and software	4,327	2,868
Vehicles	1,309	1,412
Furniture and fixtures	1,604	1,651
Total property, plant and equipment	124,267	118,656
Accumulated depreciation and amortization	(31,339)	(31,646)
Net value of property and equipment	92,928	87,010
Land	15,309	16,970
Total property, plant and equipment, net	$108,237	$103,980

Depreciation and amortization expense, inclusive of capital lease amortization, for the three-month periods ended March 31, 2015 and 2014 amounted to $2,501 and $1,952, respectively.

Note 6. Long-Term Debt

At March 31, 2015, the Company owed approximately $96,936  under its various borrowing arrangements with several banks in Colombia, Panama, the United States and including obligations under various capital leases. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.9% to 12.03%. These loans are generally secured by substantially all of the Company’s accounts receivable and / or inventory. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

	March 31,	December 31,
	2015	2014
Obligations under borrowing arrangements	$96,936	$94,198
Less: Current portion of long-term debt and other current borrowings	59,886	54,925
Long-term debt	$37,050	$39,273

Revolving Lines of Credit

The Company has approximately $1.7  million available in two lines of credit under a revolving note arrangement as of March 31, 2015. The floating interest rates on the revolving notes are between DTF+6% and DTF+7%. DTF is the primary measure of interest rates in Colombia. At March 31, 2015 and December 31, 2014, $202 and $375  was outstanding under these lines, respectively.

Proceeds from debt and repayments of debt for the three months ended March 31, 2015 and 2014 are as follows:

	March 31,
	2015	2014
Proceeds form debt	$22,255	$23,229
Repayments of debt	$21,767	$16,530

The Company acquired assets under capital leases for the three months ended March 31, 2015 and 2014 for $9,100 and $55, respectively.

Interest expense for the three month periods ended March 31, 2015 and 2014 was $2,152  and $1,973, respectively.

Note 7. Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia. Colombia’s Tax Statute was reformed in December 2014. A general corporate income Tax Rate applies at 25% and a CREE Tax based on taxable income also applies at a rate of 9% to certain taxpayers including the Company. Prior to the reform, the CREE Tax would only apply up to tax years 2015. The reform makes the CREE tax rate of 9% permanent and an additional CREE Surtax will also apply for the years 2015 through 2018 at varying rates.

The following table summarizes income tax rates under the tax reform law:

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%		25%
CREE Tax	9%	9%	9%	9%	.	9%
CREE Surtax	5%	6%	8%	9%		-
Total Tax on Income	39%	40%	42%	43%		34%

The components of income tax expense (benefit) are as follows:

	2015	2014
Current income tax
Foreign	$4,929	$2,423
Deferred income tax
Foreign	$(157)	$548
Total Provision for Income tax	4,772	2,971
Effective income tax rate	33.1%	-173%

The Company's lower effective tax rate for the three-month periods ended March 31, 2015 and 2014 reflect non-taxable revenues of $5,078 from the change in fair value of warrant liability as of March 31, 2015, compared with a non-deductible loss of $8,880 for the three month period ended March 31, 2014.

Note 8. Fair Value Measurements

The Company accounts for financial assets and liabilities in accordance with accounting standards that define fair value and establish a framework for measuring fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined by the lowest level inputs that are significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2015:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	14,913
Interest Rate Swap Derivative Liability	-	107	-
Long term receivable from related parties		3,392	-

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014:

	Quotes Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	19,991
Interest Rate Swap Derivative Liability	-	134	-
Long term receivable from related parties		4,220

Note 9. Segment and Geographic Information

The Company operates a single segment business for product sales which consists of geographical sales territories as follows:

	Three months ended March 31,
	2015	2014
Colombia	$17,382	$20,955
United States	31,678	21,867
Panama	1,468	4,415
Other	1,515	604
Total Revenues	$52,043	$47,841

Note 10. Warrant Liability

Prior to the Merger on December 20, 2013 the Company issued an aggregate of 9,200,000 warrants to purchase its ordinary shares as follows: 4,200,000 warrants issued in connection with Andina’s Initial Public Offering, 4,800,000 warrants issued in connection with a Private Placement simultaneous with the Initial Public Offering and 200,000 working capital warrants issued upon conversion of a promissory note at the closing of the Merger. Following the Notice of Effectiveness of its Registration Statement on June 16, 2014, an aggregate of 102,570 warrants have been exercised by investors resulting in a net total of 9,097,430 warrants outstanding as of March 31, 2015. The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. Expected dividend yield is based on historical trends. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies.

The inputs to the model were as follows:

	March 31, 2015	December 31, 2014

Stock Price	$9.30	$10.15
Dividend Yield	N/A	N/A
Risk-free rate	0.56%	0.67%
Expected Term	1.72	1.97
Expected Volatility	32.77%	33.62%

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$19,991
Fair value adjustment	(5,078)
Balance - March 31, 2015	$14,913

Note 11. Related Parties

The Company’s major related party entities are: ESW LLC, a Florida limited liability company partially owned by the Company’s Chief Executive Officer and Chief Operating Officer, VS, an importer and installer based in Panama owned by related party family members, and Union Temporal ESW (“UT ESW”), a temporary contractual joint venture under Colombian law with Ventanar S. A. managed by related parties that expires at the end of its applicable contracts.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended March 31,
	2015	2014
Revenues
Sales to ESW LLC	$11,871	$8,513
Sales to VS	1,046	3,665
Sales to UT ESW	2	66

Expenses
Fees paid to Directors and Officers	389	117
Paid to other related parties *	443	89

	March 31,	December 31,
	2015	2014
Current Assets
Due from ESW LLC	$18,853	$13,814
Due from VS	7,654	7,979
Due from UT ESW	2,103	2,000
Due from other related parties	4,061	4,534
	$32,671	$28,327

Long term payment agreement from VS	$3,392	$4,220

Liabilities
Due to A Construir S.A.	$(2,424)	$(995)
Due to other related parties	(1,163)	(461)

*Payments to other related parties in 2015 and 2014 consists of donations to Fundación Tecnoglass.

In December 2014, the Company and VS executed a three year payment agreement for recovery of trade receivables outstanding for $6.6 million with an interest rate of Libor + 4.7% paid semiannually. The payment agreement was accounted for at fair value.

In 2013, the Company guaranteed a loan for $163 used to develop a lot adjacent to the Alutions plant into a related party fuel service station Santa Maria del Mar S.A. At the March 31, 2015 the guarantee was in good standing and no liabilities have been recorded, and the Company was in the process of restructuring the guarantee to exclude the involvement of Tecnoglass, S.A., as required by the merger agreement.

In April 2014, the Company guaranteed approximately $300 of bank loans for the Company’s Foundation. As of March 31, 2015, the loan balance was $300  and the guarantee is in good standing.

In December 2014, ESW LLC, a related party, guaranteed a mortgage loan for $3,920 for the acquisition of real properties in Miami-Dade County, Florida in favor of Tecnoglass RE, a wholly owned subsidiary of the Company.

Note 12. Note Payable to Shareholder

From September 5, 2013 to November 7, 2013 A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $80 remained unpaid as of March 31, 2015 and December 31, 2014.

Note 13. Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap (IRS) contracts as economic hedges against interest rate risk through 2017, and two currency forward contracts as economic hedges against foreign currency rate risk on U.S. dollar loans. The currency forwards expired in January 2014. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts are recorded on the balance sheet as liabilities as of March 31, 2015 at an aggregate fair value of $107 Changes in the fair value of the derivatives are recorded in current earnings.

Note 14. Commitments and Contingencies

Guarantees

Guarantees on behalf of, or from related parties are disclosed in Note 11 - Related Parties

Legal Matters

Tecnoglass S.A. is also a named defendant in the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, Inc. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County,Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. Diplomat initiated a complaint asserting various claims, which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tort feasor, it cannot sue for indemnity. A trial date has not yet been set for this case. Management and TG’s counsel believes that a liability in this claim is remote and immaterial and there are no significant reasonably estimated amounts for a possible loss.

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

Note 15. Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2015. Pursuant to the merger agreement and plan of reorganization and on filing of financial statements for the fiscal year ended December 31, 2014, Energy Holding Corporation received an aggregate of 500,000 ordinary shares based on the Company’s achievement of specified EBITDA targets set forth in such agreement.

On April 14, 2015, the Company´s Board of Directors authorized the payment of regular quarterly dividends to holders of its ordinary shares at a quarterly rate of $0.125 per share (or $0.50 per share on annual basis). The Board of Directors also approved an Exchange Offer to acquire all of the Company´s outstanding warrants in exchange for ordinary shares of the Company at conversion ratio of three warrants in exchange for one ordinary share. The Exchange Offer will remain open for a period of 30 days once exchange documentation is sent to warrant holders and the first quarterly dividend payment will be made to shareholders of record 15 days after the end of the Exchange Offer.

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

Overview

The Company is a holding company operating through its indirect, wholly-owned subsidiaries: TG, which manufactures, markets and exports a variety of glass products since 1994 and established the Alutions plant in 2007 for aluminum products, and ES, a leader in the production of high-end windows and architectural glass systems. We have more than 30 years’ experience in the glass and aluminum structure assembly market in Colombia.

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

Liquidity

As of March 31, 2015 and December 31, 2014, the Company had cash and cash equivalents of approximately $15 million and $16 million, respectively . The Company expects that cash flow from operations, proceeds from borrowings under the Company’s lines of credit, and the proceeds from the merger will be its primary sources of liquidity and will be sufficient to fund the Company’s cash requirements for the next twelve months.

Additionally, until the redemption of certain warrants and unit purchase options or their expiration in December 2016, we could receive up to $89.4 million from the exercise of warrants and unit purchase options comprised of: up to $40 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $32.8 million upon the exercise of the warrants issued in our IPO. As of March 31, 2015, 102,570 warrants have been exercised for proceeds of $0.8 million.

Capital Resources

New technology investments

During the quarter ended in March 31, 2015, the Company made significant capital expenditures of approximately $13.9 million. This included the creation of a complete jumbo glass production line that includes washing, tempering, laminating, insulating, silk screening and cutting of glass pieces of up to three meters by six meters. In addition, four new state of the art glass tempering ovens were purchased which increased the plant efficiency and the quality of the finished products.

Results of Operations

	For the three months ended March 31
	2015	2014
Net operating revenues	$52,043	$47,841
Cost of sales	34,861	33,245
Operating expenses, net	9,180	6,739
Operating income	8,002	7,857
Non-operating revenues, net	3,725	1,286
Interest Expense	2,152	1,973
Change in fair value of warrant liability	5,078	(8,880)
Income tax provision	4,772	2,971
Net income (loss)	$9,881	$(4,681)

Comparison of quarterly periods ended March 31, 2015 and March 31, 2014

The Company’s net operating revenues increased $4.2 million or 8.8% from $47.8 million to $52.0  million for the quarterly period ended March 31, 2015 compared the quarterly period ended March 31, 2014.

Sales in the U.S. market for the quarterly period ended March 31, 2015 increased $9.8 million or 44.9%  when compared to the quarterly period ended March 31, 2014. The Company’s sales in the American market continue to grow primarily in the South Florida region, where the Company has historically had a stronger presence as a supplier of windows and doors for high rise buildings. Sales in the Colombian market with a significant participation of long-term contracts priced in local currency, presented a $3.6 million decline or 17.1%  for the quarters ended March 31, 2015 compared to the same period of 2014, primarily as an effect of a decline in the Colombian peso. In terms of local currency, sales in Colombia decreased by 1.3% between the quarterly periods ended March 31, 2015 and 2014. Sales to Panama declined by $2.9 million, or 66.7%  from the first quarter of 2014 to the first quarter of 2015.

Sales margins increased from 30.5 % to 33.0% in the quarterly periods ended March 31, 2015 and 2014. Costs of sales increased $1.6 million, or 4.9% in the quarters ended March 31, 2015 and 2014. The increase in indirect cost of manufacturing is below the growth level for sales as most of these are fixed costs.

Selling and Administrative Expenses increased 36.2% from $6.7 million to $9.2 million,  or in the quarterly period ended March 31, 2015 when compared to the quarterly period ended March 31, 2014. The increase  was primarily the result of a new temporary tax on equity in the most recent reform to the Colombian Tax Statute in December 2014 for taxable years 2015, 2016 and 2017 which amounted to $0.8 million for 2015 and must be charged in January 1, 2015 for the taxable year, as well as increased sales commissions and shipping expenses for higher sales outside Colombia and amortizations of Notices of Acceptance purchased during 2014.

Non-operating revenues rose $2.4 million or 190%, from $1.3 million in the three months ended March 31, 2014 to $3.7 million in the same period of 2015 as an effect of foreign currency transaction gains.

An extraordinary non-cash, non-operating gain of $5.1 million  arose from the increase in the fair value of the warrant liability in the three month period ended March 31, 2015 relative to its fair value at December 31, 2014. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

As a result of the foregoing, the Company recorded a net income for the three month period ended March 31, 2015 of $9.9 million ($0.35  per diluted share), compared to a loss of $4.7 million net income ($0.20 per diluted share) in the three month period ended March 31, 2014.

During the three month periods ended March 31, 2015 and 2014, $5.3 million and $11.1 million  were generated and used from operating activities, respectively. The principal use of cash was an increase in trade accounts receivable that occurred as a consequence of higher sales, in spite of days sales outstanding being reduced by 6 days. During the three months ended in March 31, 2015 the company made capital expenditures for $13.9 million, of which $9.1 million were financed with bank loans and capital leases.

	Three months ended
	March 31, 2015	March 31, 2014

Cash Flow from Operating Activities	$5,339	(11,381)
Cash Flow from Investing Activities	(4,917)	(1,535)
Cash Flow from Financing Activities	488	30,218
Effect of exchange rates on Cash and Cash Equivalents	292	100
Cash Balance – Beginning of Period	15,930	2,866
Cash Balance – End of Period	$17,132	20,268

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting considering certain aspects included in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013, taking into account the Company´s intention to comply with these requirements.

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

Management identified the following material weaknesses in our internal control over financial reporting as of March 31, 2015:

Financial Closing and Reporting Process - We have not established an adequate control system for the preparation and revelation of financial information related to the process of the identification, classification and nature of non-routine, unusual transactions, inclusive of significant related party transactions and for policies related to management evaluation of certain accounting estimates, and the preparation of the statement of cash flows.

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

Management’s Actions to Remediate Material Weaknesses

Management took the following steps to remediate some material weaknesses:

Significant implementation of the Information Technology General Controls, according to the PwC findings. The remaining findings are about to be implemented during Q2 and Q3, 2015.

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

Designed a formal training and education program under USGAAP for our international finance and accounting personnel considering relevant topics according to the company´s transactions (i.e. revenue recognition, inventories, long-lived assets, financial instruments, deferred taxes, hedge accounting, etc.).

Management’s Plan to Remediate Material Weaknesses

Management will be taking the following steps to remediate the remaining material weaknesses as follows:

Currently requesting proposals from risk advisory firms for a co-sourcing structure in order to strength our internal control area that will expedite the implementation of COSO 2013 and SOX compliance.

Continue structuring internal controls for obtaining key automatized information related to revenue accounting as well as continue formal revenue recognition training sessions for key accounting and sales personnel.

Implementing formal procedures for the consistent processing of and accounting for fixed asset transactions, including a formal review process.

Selecting a recognized audit and advisory firm to receive feedback about implementing a standard financial statement reporting process, such as an accounting and close checklist, and a formal reporting package, to be used by all departments in order for them to report information accurately, timely and in a standard format to our finance department.

Implementing a formalized accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions.

Establishing procedures and controls related to the preparation of the cash flow statement as well as transactions analysis to ensure adequate classification by type of activity.

Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Tecnoglass S.A. is also a named defendant in in the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, Inc. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. Diplomat initiated a complaint asserting various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tort feasor, it cannot sue for indemnity. A trial date has not yet been set for this case. Management and TG’s counsel believes that a liability in this claim is remote and immaterial and there are no significant reasonably estimated amounts for a possible loss.

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

PART II-OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 7, 2015

