Form 10-Q/A
period 2014-06-30
Tecnoglass Inc.
filed 2015-05-22
CIK 1534675

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

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 14, 2014 (the “Original Filing”) to correct an error in the Company’s previously reported Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014. The error resulted from an incorrect classification of proceeds received from the Company’s 2013 merger and equity issuance. The restatement had no effect on the Company's previously reported Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Comprehensive Income for these periods. The Company has also modified related text in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 17 of the Original Filing and provided the interactive data files required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T.

No changes have been made to the Original Filing other than to modify the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,273)	$5,705
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debts	20	1,595
Provision for obsolete inventory	-	758
Depreciation and amortization	4,972	3,995
Equity method income	51	(28)
Change in value of derivative liability	(24)	-
Change in fair value of warrant liability	13,525	-
Deferred income taxes	818	822
Changes in operating assets and liabilities:
Trade accounts receivable	(21,027)	7,716
Inventories	(432)	(3,769)
Prepaid expenses and other current assets	(391)	229
Other assets	-	180
Accounts payable and accrued expenses	(4,073)	(11,421)
Customer advances on uncompleted contracts	634	(2,210)
Other current liabilities	(12,687)	(4,225)
CASH USED IN OPERATING ACTIVITIES	(22,887)	(653)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	337	1,231
Restricted cash	3,572	-
Purchase of investments	(869)	(911)
Acquisition of property and equipment	(7,282)	(10,638)
CASH USED IN INVESTING ACTIVITIES	(4,242)	(10,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	55,080	33,277
Proceeds from the sale of common stock	1,000	-
Proceeds from the exercise of warrants	160	-
Repayments of debt	(37,568)	(17,734)
Merger proceeds held in trust	22,519	-
CASH PROVIDED BY FINANCING ACTIVITIES	41,191	15,543

Effect of exchange rate changes on cash and cash equivalents	516	(4,223)

NET INCREASE IN CASH	14,578	349
CASH — Beginning of year	2,866	2,135
CASH — End of year	$17,444	$2,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,493	$2,671
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	$2,462	$891

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

Cash Flow from Operations and Financing Activities

 During the six month periods ended June 30, 2014 and 2013, $22.9 million and $0.7 million, respectively, were used in operating activities. The principal use of cash was receivables growth due to increase in operations and longer payment terms to select direct clients as part of a strategy to increase sales.

 Cash generated from financing activities was $41.2 million and $15.5 million during the six month periods ended June 30, 2014 and 2013, respectively, primarily proceeds from reverse merger in December of 2013, bank loans and credit lines used to finance capital expenditures.

	Six months ended
	June 30, 2014	June 30, 2013
Cash Flow from Operating Activities	$(22,887)	$(653)
Cash Flow from Financing Activities	41,191	15,543
Cash Flow from Investing	(4,242)	(10,318)
Cash Balance – Beginning of Period	2,866	2,135
Cash Balance – End of Period	$17,444	$2,484

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

Date: May 22, 2015

