Form 10-Q/A
period 2014-09-30
Tecnoglass Inc.
filed 2015-05-22
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 2 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and Amendment 1 thereto on Form 10-Q/A, filed on November 10 and November 12, 2014, respectively, (the “Original Filings”) to correct an error in the Company’s previously reported Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014. The error resulted from an incorrect classification of proceeds received from the Company’s 2013 merger and equity issuance. The restatement had no effect on the Company’s previously reported Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Comprehensive Income for these periods. The Company has also modified related text in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 17 of the Original Filing and provided the interactive data files required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T.

No changes have been made to the Original Filings other than to modify the information as described above. This Amendment should be read in conjunction with the Original Filings. This Amendment speaks as of the date of the Original Filings, does not reflect events that may have occurred after the date of the Original Filings and does not modify or update in any way the disclosures made in the Original Filings, except as required to reflect the revisions discussed above.

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	September 30,	September 30,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,986	$8,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	21	2,358
Provision for obsolete inventory	-	1,121
Depreciation and amortization	7,777	5,977
Change in value of derivative liability	89	117
Change in fair value of warrant liability	6,769	-
Deferred income taxes	352	814
Changes in operating assets and liabilities:
Trade accounts receivable	(10,710)	(2,272)
Due from related parties	(2,507)	-
Inventories	(3,535)	(3,207)
Other current assets	(5,307)	(2,292)
Other long termassets	(6,682)	178
Accounts payable and accrued expenses	4,344	2,099
Due to related parties	(5,412)	-
Customer advances on uncompleted contracts	(12,388)	(6,097)
Other current liabilities	6,051	798
CASH PROVIDED BY OPERATING ACTIVITIES	(14,152)	8,493

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	368	956
Purchase of investments	(1,028)	(1,874)
Acquisition of property and equipment	(24,918)	(20,898)
Restricted cash	3,605	-
CASH USED IN INVESTING ACTIVITIES	(21,973)	(21,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	88,370	19,378
Proceeds from the sale of common stock	1,000	-
Repayments of debt	(62,013)	(5,687)
Merger proceeds held in trust	22,519	-
CASH PROVIDED BY FINANCING ACTIVITIES	49,876	13,691

Effect of exchange rate changes on cash and cash equivalents	1,127	2,474

NET INCREASE IN CASH	14,878	2,842
CASH — Beginning of year	2,866	2,135
CASH — End of year	$17,744	$4,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,031	$5,239
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	$3,152	$9,875
Warrant exercise proceeds held by transfer agent	$741	$-

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

Cash Flow from Operations and Financing Activities

 During the nine month periods ended September 30, 2014 and 2013, $14.2 million and $8.5 million, were used in and provided by operating activities, respectively. The principal use of cash was a decrease in advances from customers on incomplete contracts as the Company’s sales shift away from contract sales toward more standard sales – predominant in the Company’s highest growth market, the United States.

 Cash generated from financing activities was $49.9 million and $13.7 million during the nine month periods ended September 30, 2014 and 2013, respectively, primarily resulting from proceeds from reverse merger in December 2013, bank loans and credit lines used to finance capital expenditures. During the nine months ended September 30, 2014, the Company made capital expenditures for $24.9 million, mainly in the purchase of land adjacent to the Company’s current facilities as part of the plan to continue to grow operation and the purchase of an aluminum press to increase production capacity of the Alutions division of TG.

	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flow from Operating Activities	$(14,152)	8,493
Cash Flow from Investing Activities	(21,973)	(21,816)
Cash Flow from Financing Activities	49,876	13,691
Effect of exchange Rates on Cash and Cash Equivalents	1,127	2,474
Cash Balance - Beginning of Period	2,866	2,135
Cash Balance - End of Period	$17,744	4,977

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

