Form 10-Q/A
period 2014-06-30
Tecnoglass Inc.
filed 2015-06-25
CIK 1534675

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

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No.2 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and Amendment 1 thereto, filed on August 14, 2014 and May 22, 2015, respectively, (the “Original Filing”) to correct an error in the Company’s previously reported footnotes to the financial statements for the six months ended June 30, 2014. The error resulted from an omitted disclosure describing the restatement of previously reported Financial Statements.. The restatement had no effect on the Company's previously reported Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Comprehensive Income, and Condensed Consolidates Statement of Cash Flows for these periods.

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,273)	$5,705
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debts	20	1,595
Provision for obsolete inventory	-	758
Depreciation and amortization	4,972	3,995
Equity method income	51	(28)
Change in value of derivative liability	(24)	-
Change in fair value of warrant liability	13,525	-
Deferred income taxes	818	822
Changes in operating assets and liabilities:
Trade accounts receivable	(21,027)	7,716
Inventories	(432)	(3,769)
Prepaid expenses and other current assets	(391)	229
Other assets	-	180
Accounts payable and accrued expenses	(4,073)	(11,421)
Customer advances on uncompleted contracts	634	(2,210)
Other current liabilities	(12,687)	(4,225)
CASH USED IN OPERATING ACTIVITIES	(22,887)	(653)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	337	1,231
Restricted cash	3,572	-
Purchase of investments	(869)	(911)
Acquisition of property and equipment	(7,282)	(10,638)
CASH USED IN INVESTING ACTIVITIES	(4,242)	(10,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	55,080	33,277
Proceeds from the sale of common stock	1,000	-
Proceeds from the exercise of warrants	160	-
Repayments of debt	(37,568)	(17,734)
Merger proceeds held in trust	22,519	-
CASH PROVIDED BY FINANCING ACTIVITIES	41,191	15,543

Effect of exchange rate changes on cash and cash equivalents	516	(4,223)

NET INCREASE IN CASH	14,578	349
CASH - Beginning of year	2,866	2,135
CASH - End of year	$17,444	$2,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,493	$2,671
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	$2,462	$891

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

Note 2. Summary of significant accounting policies

Restatement of Previously Reported Financial Statements

The Company identified an error in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 resulting from the incorrect classification of proceeds received from the merger and equity issuance.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of the error and concluded it was material to the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014.  The Company is restating the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 to correct the error.  The restatement results in a decrease in cash flows from operating activities of $22,519 from $(368) to $(22,887) with a corresponding increase to cash flows from financing activities from $18,672 to $41,191. The restatement has no effect on our previously reported Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Comprehensive Income.

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

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama . Family members of the Company’s CEO and CFO and other related parties own 100% of the equity in VS . The Company’s sales to VS for the three month periods ended June 30, 2014 and 2013, and for the six month periods ended June 30, 2014 and 2013 were less than $0.1 million in all periods. Outstanding receivables from VS at June 30, 2014 and December 31, 2013 were $ 0.6 million and $2.7 million, respectively.

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

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	At June 30,	At December 31,
	2014	2013
Assets
Due from ESW LLC	$13,593	$11,823
Due from VS	602	2,690
Due from UT ESW	3,776	3,199
Due from other related parties	2,034	1,346
	$20,005	$19,058

Liabilities
Due to A Construir S.A.	$(1,075)	$(2,314)
Due to UT Semáforos Barranquilla	(2,092)	(1,287)
Due to Construseñales S.A.	-	(3,633)
Due to other related parties	(622)	(1,163)
	$(3,789)	$(8,397)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Sales to ESW LLC	9,638	7,333	18,151	11,642
Sales to VS	57	27	96	40
Sales to UT ESW	49	2,780	115	6,517
	9,744	10,140	18,362	18,199

Sales to other related parties was less than 0.1 million in the three months ended and six months ended June 30, 2014 and 2013.

Expenses
Fees paid to directors and officers	621	304	621	421
Payments to other related parties*	1,162	577	1,162	666

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

Loss - Warrants Liability

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

Expenses

During the six month periods ended June 30, 2013 and 2014, general selling and administrative remained relatively stable - with only a 3.4%, or $0.5 million increase. This increase was driven by an increase in administrative expenses comprised of fees associated with becoming a publicly traded company such as external audit costs, advisory and consulting, offset by improved control of expenses.

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

	Six months ended
	June 30, 2014	June 30, 2013
Cash Flow from Operating Activities	$(22,887)	$(653)
Cash Flow from Financing Activities	41,191	15,543
Cash Flow from Investing	(4,242)	(10,318)
Cash Balance - Beginning of Period	2,866	2,135
Cash Balance - End of Period	$17,444	$2,484

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

Date: June 25, 2015

