Form 10-Q/A
period 2014-09-30
Tecnoglass Inc.
filed 2015-06-25
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 3 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and Amendments 1 and 2 thereto on Form 10-Q/A, filed on November 10 and November 12, 2014 and May 22, 2015, respectively, (the “Original Filings”) to correct an error in the Company’s previously footnote to the financial statements for the nine months ended September 30, 2014. The error resulted from an omitted disclosure describing the restatement of previously reported Financial Statements. The restatement had no effect on the Company’s previously reported Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Comprehensive Income, and Condensed Consolidated Statement of Cash Flows for these periods.

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	September 30,	September 30,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,986	$8,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	21	2,358
Provision for obsolete inventory	-	1,121
Depreciation and amortization	7,777	5,977
Change in value of derivative liability	89	117
Change in fair value of warrant liability	6,769	-
Deferred income taxes	352	814
Changes in operating assets and liabilities:
Trade accounts receivable	(10,710)	(2,272)
Due from related parties	(2,507)	-
Inventories	(3,535)	(3,207)
Other current assets	(5,307)	(2,292)
Other long termassets	(6,682)	178
Accounts payable and accrued expenses	4,344	2,099
Due to related parties	(5,412)	-
Customer advances on uncompleted contracts	(12,388)	(6,097)
Other current liabilities	6,051	798
CASH PROVIDED BY OPERATING ACTIVITIES	(14,152)	8,493

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	368	956
Purchase of investments	(1,028)	(1,874)
Acquisition of property and equipment	(24,918)	(20,898)
Restricted cash	3,605	-
CASH USED IN INVESTING ACTIVITIES	(21,973)	(21,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	88,370	19,378
Proceeds from the sale of common stock	1,000	-
Repayments of debt	(62,013)	(5,687)
Merger proceeds held in trust	22,519	-
CASH PROVIDED BY FINANCING ACTIVITIES	49,876	13,691

Effect of exchange rate changes on cash and cash equivalents	1,127	2,474

NET INCREASE IN CASH	14,878	2,842
CASH - Beginning of year	2,866	2,135
CASH - End of year	$17,744	$4,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,031	$5,239
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	$3,152	$9,875
Warrant exercise proceeds held by transfer agent	$741	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. Organization, Plan of Business Operation

Tecnoglass Inc. (“TGI,” the “Company,” “we,” “us” or “our”) was incorporated in the Cayman Islands on September 21, 2011 under the name “Andina Acquisition Corporation” (“Andina”) as a blank check company. Andina’s registration statement for its initial public offering (the “Public Offering”) was declared effective on March 16, 2012. Andina consummated the Public Offering, the private placement of warrants (“Private Placement”) and the sale of options to the Underwriters on March 22, 2012, receiving proceeds, net of transaction costs, of $43,163 , of which $42,740 was placed in a trust account.

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

Note 2. Summary of significant accounting policies

Restatement of Previously Reported Financial Statements

The Company identified an error in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 resulting from the incorrect classification of proceeds received from the merger and equity issuance.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of the error and concluded it was material to the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014.  The Company is restating the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 to correct the error.  The restatement results in a decrease in cash flows from operating activities of $22,519 from $8,367 to $(14,152) with a corresponding increase to cash flows from financing activities from $27,357 to $49,876. The restatement has no effect on our previously reported Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Comprehensive Income.

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

The following table sets forth the computation of the basic and diluted earnings per share for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Numerator for basic and diluted earnings per shares
Net Income	6,986	8,899

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	24,306,288	20,567,141
Effect of dilutive warrants	3,454,980	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	27,761,268	20,567,141

Basic earnings per ordinary share	0.29	0.43
Diluted earnings per ordinary share	0.25	0.43

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

Reclassifications

Certain accounts in the prior year's condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements. These reclassifications have no effect on the previously reported net income .

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

Note 15. Commitments and Contingencies

Guarantees

In 2013, the company guaranteed a $3,633 bank loan for Construimos y Señalizamos S.A. The borrowed funds were deposited with ES to ensure enough resources for large projects that could potentially require significant uses of cash by the Company. At September 30 th , 2014, the guarantee was released and no liabilitesd are recorded after the funds repaid to the bank on April 1, 2014.

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

Note 16. Subsequent Events

The company has evaluated event that occurred subsequent to September 30, 2014 and through the date the financial statements were available to be issued, that no additional subsequent events requited disclosure other than those disclosed in these financial statements and Note 15 - Commitments and Contingencies.

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

Cash Flow from Operations and Financing Activities

During the nine month periods ended September 30, 2014 and 2013, $14.2 million and $8.5 million, were used in and provided by operating activities, respectively. The principal use of cash was a decrease in advances from customers on incomplete contracts as the Company’s sales shift away from contract sales toward more standard sales - predominant in the Company’s highest growth market, the United States.

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

Management’s Plan to Remediate Material Weaknesses

Management will be taking the following steps to remediate the remaining material weaknesses as follows:

§	Hiring a sufficient number of full-time personnel with the requisite background, education and experience in our finance department;

§	Implementing more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements;

§	Conducting formal revenue recognition training sessions for key accounting and sales personnel;

§	Implementing formal procedures for the consistent processing of and accounting for fixed asset transactions, including a formal review process;

§	Implementing formal procedures for estimating valuation allowances for inventory, including a formal review process;

§	Implementing a standard financial statement reporting process, such as an accounting and close check-list, and a formal reporting package, to be used by all departments in order for them to report information accurately, timely and in a standard format to our finance department;

§	Improving the documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency with general accepted accounting principles;

§	Implementing a formalized accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions;

§	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process;

§	Improving the interim and annual review and reconciliation process for certain key balance sheet accounts;

§	Enhancing the training and education for our international finance and accounting personnel and new hires to our finance team;

§	Automating certain key internal controls that are currently performed manually.

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

