Form 10-Q
period 2015-06-30
Tecnoglass Inc.
filed 2015-08-06
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,301,132 ordinary shares as of June 30, 2015.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June	December
	30, 2015	31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,018	$15,930
Trade accounts receivable, net	54,306	44,955
Due from related parties	31,266	28,327
Inventories, net	40,097	28,965
Other current assets	26,869	23,319
Total current assets	168,556	141,496

Long term assets:
Property, plant and equipment, net	126,340	103,980
Long term receivables from related parties	3,392	4,220
Other long term assets	5,946	6,195
Total long term assets	135,678	114,395
Total assets	$304,234	$255,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,469	$33,493
Due to related parties	3,836	1,456
Current portion of customer advances on uncompleted contracts	10,356	5,782
Short-term debt and current portion of long term debt	58,217	54,925
Note payable to shareholder	79	80
Other current liabilities	21,459	17,300
Total current liabilities	137,416	113,036

Long term liabilities:
Warrant liability	31,304	19,991
Customer advances on uncompleted contracts	10,645	8,333
Long term debt	56,654	39,273
Total liabilities	$236,019	$180,633
COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 25,301,132 and 24,801,132 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	2
Legal Reserves	1,367	1,367
Additional paid-in capital	46,514	46,514
Retained earnings	37,340	38,806
Accumulated other comprehensive loss	(17,009)	(11,431)
Total shareholders’ equity	$68,215	$75,258
Total liabilities and shareholders’ equity	$304,234	$255,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Operating revenues	$58,053	$51,936	$110,096	$99,777
Cost of sales	39,055	35,287	73,916	68,532
Gross Profit	18,998	16,649	36,180	31,245

Operating expenses	9,690	8,230	18,870	14,969

Operating income	9,308	8,419	17,310	16,276

Loss on change in fair value of warrant liability	(16,391)	(4,645)	(11,313)	(13,525)
Non-operating revenues, net	1,417	1,191	5,142	2,477
Interest expense	2,050	2,294	4,202	4,267

(Loss) Income before taxes	(7,716)	2,671	6,937	961

Income tax provision	3,631	2,263	8,403	5,234

Net (loss) income	$(11,347)	$408	$(1,466)	$(4,273)

Comprehensive (loss) income:
Net (loss) income	$(11,347)	$408	$(1,466)	$(4,273)

Foreign currency translation adjustments	(410)	2,885	(5,577)	2,709

Total comprehensive (loss) income	$(11,757)	$3,293	$(7,043)	$(1,564)

Basic (loss) income per share	$(0.45)	$0.02	$(0.06)	$(0.18)

Diluted (loss) income per share	$(0.45)	$0.01	$(0.06)	$(0.18)

Basic weighted average common shares outstanding	25,147,286	24,311,199	24,975,165	24,276,947

Diluted weighted average common shares outstanding	25,147,286	27,986,839	24,975,165	24,276,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,466)	$(4,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	428	-
Provision for obsolete inventory	(281)	20
Depreciation and amortization	5,246	4,972
Equity method income	-	51
Change in value of derivative liability	(42)	(24)
Change in fair value of warrant liability	11,313	13,525
Deferred income taxes	(854)	818
Changes in operating assets and liabilities:
Trade accounts receivables	(13,623)	(21,027)
Inventories	(13,721)	(432)
Prepaid expenses	198	(391)
Other assets	(4,297)	(6,470)
Accounts payable and accrued expenses	12,974	(4,073)
Advances from customers	8,254	634
Related parties, net	(2,300)	(3,517)
Other current liabilities	5,418	(2,700)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,247	(22,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	266	337
Proceeds from sale of property and equipment	34	-
Purchase of investments	(979)	(869)
Acquisition of property and equipment	(15,188)	(7,282)
Restricted cash	-	3,572
CASH USED IN INVESTING ACTIVITIES	(15,867)	(4,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	57,462	55,080
Proceeds from the sale of common stock	-	1,000
Proceeds from the exercise of warrants	-	160
Repayments of debt	(49,093)	(37,568)
Merger proceeds held in trust	-	22,519
CASH PROVIDED BY FINANCING ACTIVITIES	8,369	41,191

Effect of exchange rate changes on cash and cash equivalents	339	516

NET INCREASE IN CASH	88	14,578
CASH - Beginning of period	15,930	2,866
CASH - End of period	$16,018	$17,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,239	$3,493
Income Tax	$7,188	$5,638

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	$20,180	$2,462

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

Note 2. Summary of significant accounting policies

Basis of Presentation and Use of Estimates

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

These unaudited condensed consolidated financial statements include the consolidated results of TGI, its indirect wholly-owned subsidiaries TG and ES, and its direct subsidiaries Tecno LLC and Tecno RE. Material intercompany accounts, transactions and profits are eliminated in consolidation. The unaudited condensed consolidated financial statements are prepared in accordance with the rules of the SEC for interim reporting purposes.

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Estimates inherent in the preparation of these, condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants and other derivative financial instruments. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material, except for warrant liability further discussed below in this note and Note 10.

Foreign Currency Translation

The condensed consolidated financial statements are presented in United States Dollars, the reporting currency. The functional currency of the Company’s operations in Colombia is the Colombian Peso. The condensed consolidated financial statements of the Company’s foreign operations are prepared in the functional currency. The Statements of Operations and Comprehensive (Loss) Income prepared in the functional currency are translated into the reporting currency using average exchange rates for the respective periods. Assets and liabilities on the condensed consolidated Balance Sheets are translated into the reporting currency using rates of exchange at the end of the period and the related translation adjustments are recorded as accumulated other comprehensive (loss) income, a component of equity in the condensed consolidated balance sheet.

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

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecno LLC and Tecno RE are subject to the taxing jurisdiction of the United States. TGI and Tecnoglass Holding are subject to the taxing jurisdiction of the Cayman Islands.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company considered the dilutive effect of warrants to purchase ordinary shares in the calculation of diluted income per share, which resulted in 3,675,640 shares of dilutive securities for the three month period ended June 30, 2014. The computation of diluted earnings per share excludes the effects 3,419,463 and 3,299,989 dilutive options for the six months ended June 30, 2015 and 2014, as well as 3,927,132 dilutive options, warrants and other potentially dilutive securities for the three month period ended June 30, 2015, because their inclusion, given a net loss for the period, would be anti-dilutive.

The following table sets forth the computation of the basic and diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014:

Numerator for basic and diluted earnings per shares

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net (Loss) Income	$(11,347)	$408	$(1,466)	$(4,273)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	25,147,286	24,311,199	24,975,165	24,276,947
Effect of dilutive warrants and earnout shares	-	3,675,640	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	25,147,286	27,986,839	24,975,165	24,276,947

Basic earnings per ordinary share	$(0.45)	$0.02	$(0.06)	$(0.18)
Diluted earnings per ordinary share	$(0.45)	$0.01	$(0.06)	$(0.18)

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

Non-Operating Revenues

The Company recognizes non -operating revenues from foreign currency transaction gains and losses, interest income on receivables, proceeds from sales of scrap materials and other activities not related to the Company’s operations. Foreign currency transaction gains and losses occur when monetary assets, liabilities, payments and receipts that are denominated in currencies other than the Company’s functional currency are recorded in the Colombian peso accounts of the Company in Colombia. The Company´s non-operating revenues for the six months ended June 30, 2015 and 2014 were $5,142 and $2,477, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded net gains from foreign currency transactions of $3,373 and $1,404, respectively.

Reclassifications

Certain accounts in the prior year’s condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements. These reclassifications have no effect on the previously reported net income.

Note 3 - Variable Interest Entities

The Company conducted an evaluation as a reporting entity of its involvement with certain significant related party business entities as of June 30, 2015 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated two entities with whom it has maintained significant commercial relationships since 2004.

ES Windows LLC (“ESW LLC”), a Florida LLC, imports and resells the Company’s products in the United States and acts as a freight forwarder for certain raw materials inventory purchased in the United States. The Company’s CEO and COO, other family members, and other related parties own 100% of the equity in ESW LLC. The Company’s sales to ESW LLC for the three month periods ended June 30, 2015 and 2014 were $11.0 million and $9.6 million, respectively, and for the six month periods ended June 30, 2015 and 2014 were $22.9 million and $18.1 million, respectively. Outstanding receivables from ESW LLC at June 30, 2015 and December 31, 2014 were $18.6 million and $13.8 million, respectively.

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and CFO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three month and ended June 30, 2015 and 2014 were $1.6 million and $3.6 million, respectively. Sales for the six months ended June 30, 2015 and 2014 were $2.6 million and $7.2 million, respectively. Outstanding receivables from VS at June 30, 2015 and December 31, 2014 were $11.2 million and $12.2 million respectively, including a three-year payment agreement for trade receivables with a long term balance of $3.4 million and $4.2 million as of June 30, 2015 and December 31, 2014, respectively, related to a collection agreement between the Company and VS for trade receivables collection from customers in Panama.

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

No subordinated financial support has been provided to these entities as of June 30, 2015 or as of December 31, 2014.

Note 4 - Inventories, net

Inventories are comprised of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$30,986	$22,421
Work in process	3,511	2,136
Finished goods	2,879	2,158
Stores and spares	2,562	2,371
Packing material	159	171
	40,097	29,257
Less: inventory allowances	-	(292)
Total inventories, net	$40,097	$28,965

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
	2015	2014
Building	$37,871	$36,228
Machinery and equipment	94,770	76,497
Office equipment and software	4,347	2,868
Vehicles	1,528	1,412
Furniture and fixtures	1,534	1,651
Total property, plant and equipment	140,050	118,656
Accumulated depreciation and amortization	(33,484)	(31,646)
Net value of property and equipment	106,566	87,010
Land	19,774	16,970
Total property, plant and equipment, net	$126,340	$103,980

Depreciation and amortization expense, inclusive of capital lease amortization, for the three month periods ended June 30, 2015 and 2014 was $2,745 and $3,020, respectively, and for the six month periods ended June 30, 2015 and 2014 was $5,246 and $4,972 respectively.

Note 6. Long-Term Debt

At June 30, 2015, the Company owed approximately $114 million under its various borrowing arrangements with several banks in Colombia, Panama and the United States and including obligations under various capital leases. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.9% to 12.03%. These loans are generally secured by substantially all of the Company’s accounts receivable and / or inventory.

The mortgage loan from TD Bank N.A. for real property acquired in December 2014 by Tecno RE includes requirements that the Company has to maintain debt service coverage ratio to be evaluated annually; as well a loan to value ratio evaluation from time to time by the bank.

	June 30,	December 31,
	2015	2014
Obligations under borrowing arrangements	$114,871	$94,198
Less: Current portion of long-term debt and other current borrowings	58,217	54,925
Long-term debt	$56,654	$39,273

Maturities of long term debt and other current borrowings are as follows as of June 30, 2015:

12 months ending June 30,
2017	$22,706
2018	12,210
2019	7,410
2020	6,785
Thereafter	7,543
Total	$56,654

Revolving Lines of Credit

The Company has approximately $8.5 million available in two lines of credit under a revolving note arrangement as of June 30, 2015. The floating interest rates on the revolving notes are between DTF+6% and DTF+7%. DTF is the primary measure of interest rates in Colombia. At June 30, 2015 and December 31, 2014, $7,823 and $375 was outstanding under these lines, respectively.

Proceeds from debt and repayments of debt for the six months ended June 30, 2015 and 2014 are as follows:

	2015	2014
Proceeds from debt	$57,462	$55,080
Repayments of debt	$49,093	$37,568

The Company acquired assets under capital leases for the six months ended June 30, 2015 and 2014 for $20,180 and $2,462, respectively.

Interest expense for the six month periods ended June 30, 2015 and 2014 was $4,202 and $4,267, respectively.

Note 7. Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia. Colombia’s Tax Statute was reformed on December 23, 2014. A general corporate income Tax Rate applies at 25% and a CREE Tax based on taxable income applies at a rate of 9% to certain taxpayers including the Company. Prior to the reform, the CREE Tax would only apply up to tax years 2015. The reform makes the CREE tax rate of 9% permanent and an additional CREE Surtax will apply for the years 2015 through 2018 at varying rates.

The following table summarizes income tax rates under the tax reform law:

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Current income tax
Foreign	$4,328	$1,900	$9,257	$4,416
Deferred income tax
Foreign	(697)	363	(854)	818
Total Provision for Income tax	$3,631	$2,263	$8,403	$5,234

The Company’s effective tax rates were (47.1%) and 121% for the three and six month periods ended June 30, 2015. The Company’s effective tax rates were 84.7% and 545% for the three and six month periods ended June 30, 2014. The Company's effective tax rate for the three and six-month periods ended June 30, 2015 reflect non-deductible losses of $16,391 and $11,313 from the change in fair value of warrant liability as of June 30, 2015, compared with a non-deductible loss of $4,645 and $ 13,525 for the same periods ended June 30, 2014.

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

Assets and Liabilities recognized or disclosed at Fair Value on a Recurring Basis at June 30, 2015:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	$-	$-	$31,304
Interest Rate Swap Derivative Liability	$-	$84	$-
Long term receivable from related parties	$-	$3,392	$-
Long term debt	$-	$62,803	$-

Assets and Liabilities recognized or disclosed at Fair Value on a Recurring Basis at December 31, 2014:

	Quotes Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	$-	$-	$19,991
Interest Rate Swap Derivative Liability	$-	$134	$-
Long term receivable from related parties	$-	$4,220	$-
Long term debt	$-	$43,266	$-

Note 9. Segment and Geographic Information

The Company operates a single segment business for product sales consisting of four geographical sales territories as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Colombia	$21,869	$21,797	$39,251	$42,752
United States	33,344	26,041	65,022	47,908
Panama	1,355	3,418	2,823	7,833
Other	1,485	680	3,000	1,284
Total Revenues	$58,053	$51,936	$110,096	$99,777

Note 10. Warrant Liability

Prior to the Merger on December 20, 2013 the Company issued an aggregate of 9,200,000 warrants to purchase its ordinary shares as follows: 4,200,000 warrants issued in connection with Andina’s Initial Public Offering, 4,800,000 warrants issued in connection with a Private Placement simultaneous with the Initial Public Offering and 200,000 working capital warrants issued upon conversion of a promissory note at the closing of the Merger. Following the Notice of Effectiveness of its Registration Statement on June 16, 2014, an aggregate of 102,570 warrants have been exercised by investors resulting in a net total of 9,097,430 warrants outstanding as of June 30, 2015. The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. Expected dividend yield is based on historical trends. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly traded companies.

The inputs to the model were as follows:

	June 30, 2015	December 31, 2014

Stock Price	$12.63	$10.15
Dividend Yield	$0.125	N/A
Risk-free rate	0.46%	0.67%
Expected Term	1.72	1.97
Expected Volatility	32.69%	33.62%

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$19,991
Fair value adjustment – three months ended March 31, 2015	(5,078)
Balance – March 31, 2015	14,913
Fair value adjustment – three months ended June 30, 2015	16,391
Balance - June 30, 2015	$31,304

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

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	June 30, 2015	December 31, 2014
Assets
Due from ESW LLC	$18,629	$13,814
Due from VS	7,849	7,979
Due from UT ESW	1,420	2,000
Due from other related parties	3,368	4,534
	$31,266	$28,327

Long term payment agreement from VS	$3,392	$4,220

Liabilities
Due to A Construir S.A.	$3,219	$995
Due to other related parties	617	461
	$3,836	$1,456

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Sales to ESW LLC	$11,027	$9,638	$22,898	$18,151
Sales to VS	1,553	3,571	2,599	7,236
Sales to UT ESW	660	49	662	115
	13,240	9,744	26,159	18,362

Expenses
Fees paid to directors and officers	$388	$621	$777	$621
Payments to other related parties*	395	1,162	838	1,162

Sales to other related parties were less than 0.1 million in the three months ended and six months ended June 30, 2015 and 2014.

*Payments to other related parties in 2015 and 2014 consists of donations to Fundación Tecnoglass.

In December 2014, the Company and VS executed a three-year payment agreement for recovery of trade receivables outstanding for $6.6 million with an interest rate of Libor + 4.7% paid semiannually. The payment agreement was accounted for at fair value.

In 2013, the Company guaranteed a loan for $163 used to develop a lot adjacent to the Alutions plant into a related party fuel service station Santa Maria del Mar S.A. At June 30, 2015, the guarantee was in good standing and no liabilities have been recorded, and the Company was in the process of restructuring the guarantee to exclude the involvement of Tecnoglass, S.A., as required by the merger agreement.

In December 2014, ESW LLC, a related party, guaranteed a mortgage loan for $3,920 for the acquisition of real properties in Miami-Dade County, Florida in favor of Tecnoglass RE, a wholly owned subsidiary of the Company.

Note 12. Note Payable to Shareholder

From September 5, 2013 to November 7, 2013, A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $80 remained unpaid as of December 31, 2014. During the second quarter of 2015, the Company paid $1, remaining $79 unpaid as of June 30, 2015.

Note 13. Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap (IRS) contracts as economic hedges against interest rate risk through 2017. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts are recorded on the balance sheet as liabilities at an aggregate fair value of $84 and $134 as of June 30, 2015 and December 31, 2014, respectively. Changes in the fair value of the derivatives are recorded in current earnings.

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

Note 15. Equity

Pursuant to the merger agreement and plan of reorganization and on filing of financial statements for the fiscal year ended December 31, 2014, Energy Holding Corporation received an aggregate of 500,000 ordinary shares in April 2015 based on the Company’s achievement of specified EBITDA targets set forth in such agreement.

On April 14, 2015, the Company´s Board of Directors authorized the payment of regular quarterly dividends to holders of its ordinary shares at a quarterly rate of $0.125 per share (or $0.50 per share on annual basis).

Note 16. Subsequent Events

On July 9, 2015, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) in connection with a proposed exchange of its warrants for its ordinary shares. Under the terms of the warrant exchange offer, each of Tecnoglass’ warrant holders will have the opportunity to receive one Tecnoglass ordinary share in exchange for every 2.6 of the Company’s outstanding warrants tendered by the holder and exchanged pursuant to the offer. The Exchange Offer will commence as soon as practicable after the registration statement becomes effective and is expected to remain open for not less than 30 days.

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

Overview

The Company is a holding company operating through its indirect, wholly owned subsidiaries: TG, which manufactures, markets and exports a variety of glass products since 1994 and established the Alutions plant in 2007 for aluminum products, and ES, a leader in the production of high-end windows and architectural glass systems. We have more than 30 years’ experience in the glass and aluminum structure assembly market in Colombia.

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

Liquidity

As of June 30, 2015 and December 31, 2014, the Company had cash and cash equivalents of approximately $16.0 million and $15.9 million, respectively. The Company expects that cash flow from operations, proceeds from borrowings under the Company’s lines of credit will be sufficient to fund the Company’s cash requirements for the next twelve months. As of June 30, 2015, the Company has approximately $60 million in additional loan availability for any additional working capital or capital expenditure requirements. During the year 2014, the proceeds from the merger were considered one of its primary sources of liquidity as well.

Additionally, until the redemption of certain warrants and unit purchase options or their expiration in December 2016, we could receive up to $89.4 million from the exercise of warrants and unit purchase options comprised of: up to $40 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $32.8 million upon the exercise of the warrants issued in our IPO. As of June 30, 2015, 102,570 warrants have been exercised for proceeds of $0.8 million.

Capital Resources

New technology investments

During the six months ended in June 30, 2015, the Company made significant capital expenditures of approximately $35.3 million. This included the creation of a complete jumbo glass production line that includes washing, tempering, laminating, insulating, silk screening and cutting of glass pieces of up to three meters by six meters. In addition, four new state of the art glass tempering ovens were purchased which increased the plant efficiency and the quality of the finished products.

Results of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014
Operating Revenues	$58,053	$51,936	$110,096	$99,777
Cost of sales	39,055	35,287	73,916	68,532
Gross profit	18,998	16,649	36,180	31,245
Operating expenses	9,690	8,230	18,870	14,969
Operating income	9,308	8,419	17,310	16,276
Non-operating revenues, net	1,417	1,191	5,142	2,477
Interest Expense	2,050	2,294	4,202	4,267
Loss on change of fair value of warrant liability	(16,391)	(4,645)	(11,313)	(13,525)
Income tax provision	3,631	2,263	8,403	5,234
Net (loss) income	$(11,347)	$408	$(1,466)	$(4,273))

Comparison of quarterly periods ended June 30, 2015 and June 30, 2014

Revenues

The Company’s net operating revenues increased $6.1 million or 11.6% from $52.0 million to $58.1 million for the quarterly period ended June 30, 2015 compared the quarterly period ended June 30, 2014.

Sales in the U.S. market for the quarterly period ended June 30, 2015 increased $7.3 million or 28.0% when compared to the quarterly period ended June 30, 2014. The Company continued expansion of sales outside of traditional base in the South Florida region and is now selling in several regions including Baltimore-Washington, California, Texas, New York and New Jersey on the basis of timely delivery, competitive prices, and high quality. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, increased 34.9% in terms of local currency, but because of unfavorable change in exchange rates, sales in Colombia increased less than $0.1 million or 0.3% for the quarters ended June 30, 2015 compared to the same period of 2014. Sales to Panama decreased by $2.0 million, or 60.3% from the first quarter of 2015 compared to the first quarter of 2014 as large projects the Company had in Panama were finalized.

Margins

Sales margins increased slightly to 32.7% from 32.1% in the quarterly periods ended June 30, 2015 and 2014. This variation is within normal fluctuations experienced by the company depending on varied product mix over short periods of time. The sales margin for the six month period ended June 30th 2015 shows a slight improvement over 2014, as further discussed below.

Expenses

Selling and Administrative Expenses increased 17.7% from $8.2 million to $9.7 million in the quarterly period ended June 30, 2015 when compared to the quarterly period ended June 30, 2014. The increase was a result of sales commissions and shipping costs.

Loss - Warrants Liability

A non-cash, non-operating loss of $16.4 million arose from the increase in the fair value of the warrant liability in the three month period ended June 30, 2015 relative to its fair value at the end of the previous quarter ended March 31, 2015. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Management does not consider the effects of the change in the warrant liability to be indicative of the results of the Company’s operations.

Income Taxes

The Company’s effective tax rates were (47.1%) and 84.7% for the quarterly periods ended June 30, 2015 and 2014. The Company's effective tax rate for the three month periods ended June 30, 2015 reflect non-deductible losses of $16,391 from the change in fair value of warrant liability as of June 30, 2015, compared with a non-deductible loss of $4,645 for the same period ended June 30, 2014.

Results of operations for the six months ended June 30, 2015 and 2014

Revenues

The Company’s net operating revenues increased $10.3 million or 10.3% from $99.8 million to $110.1 million for the six month period ended June 30, 2015 compared the same period ended June 30, 2014.

Growth was driven by sales the U.S. market which increased $17.1 million or 35.7% in the six months ended June 30, 2015 when compared to the quarterly period ended June 30, 2014, which were offset by sales in other markets. The Company continued its expansion of sales outside of its traditional base in the South Florida region and is with direct and contract sales in several regions including Baltimore-Washington, California, Texas, New York and New Jersey on the basis of timely delivery, competitive prices, high quality and strategic alliances with major industry. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, increased 17.7% in terms of local currency, but because of unfavorable changes in exchange rates, sales in Colombia declined $3.5 million, or 8.2% for the six months ended June 30, 2015 compared to the same period of 2014.

Margins

Sales margins increased from 31.3% to 32.9% in the six month periods ended June 30, 2015 and 2014. The company believes the slight increase in sales margin is a result of a higher degree of vertical manufacturing integration and increased exports to markets in the United States where strict building codes require products with higher specification.

Expenses

During the six month periods ended June 30, 2015 and 2014, general selling and administrative increased $3.9 million, or 26.1%, from $14.9 million to $18.9 million. This increase was driven by an increase in expenses related to more sales commissions and shipping charges.

During the six month periods ended June 30, 2015 and 2014, interest expense remained stable at $4.2 million. The Company has been able to attract offers from several domestic and foreign banks to improve the structure of debt at better terms.

Non-operating Revenues

During the six month periods ended June 30, 2015 and 2014 the Company recorded net non-operating revenues of $5.1 million and $2.5 million respectively. The Company’s non-operating revenues are comprised primarily of net gains on foreign currency transactions that increased by $2.0 million to $3.4 million for the periods ended June 30, 2015 compared to $1.4 million during the same period of 2014 as an effect of the devaluation of the Colombian Peso, the functional currency of the Company’s operating subsidiaries TG and ES.

Loss - Warrants Liability

A non-cash, non-operating loss of $11.3 million arose from the increase in the fair value of the warrant liability in the six month period ended June 30, 2015. The fair value of the warrant liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Income Taxes

The Company’s effective tax rates were 121.1% and 545% for the six-month periods ended June 30, 2015 and 2014. The Company's effective tax rate for the six month periods ended June 30, 2015 reflect non-deductible losses of $11,313 from the change in fair value of warrant liability as of June 30, 2015, compared with a non-deductible loss of $13,525 for the same period ended June 30, 2014.

Cash Flow from Operations, Investing and Financing Activities

During the six month periods ended June 30, 2015 and 2014, $7.2 million and $22.9 million, respectively, were generated and used in operating activities. The principal use of cash was trade accounts receivable in both periods. During the six months ended June 30, 2015, the principal uses of cash were trade accounts receivable and inventories with cash flows of approximately $13.6 million and $13.7 million, respectively, partially offset by accounts payable and accrued expenses which generated $13.0 million, as well as advances from customers which generated $8.3million due to new projects in the first half of 2015.

The Company used $15.9 million and $4.2 million in investing activities during the six months ended June 30, 2015 and 2014 respectively. Principal use of cash for both periods has been purchase of fixed assets as part of the Company’s growth strategy that requires investments in state of the art manufacturing equipment and facilities discussed under the Capital Resources section of this Management Discussion and Analysis.

Cash generated from financing activities was $8.4 million and $41.2 million during the six month periods ended June 30, 2015 and 2014, respectively. Cash flow from financing activities in the six month period ended June 30, 2014 included $22.5 million of proceeds from the merger in December 2013 that were received in January 2014.

	Six months ended
	June 30, 2015	June 30, 2014
Cash Flow from Operating Activities	$7,247	$(22,887)
Cash Flow from Investing Activities	(15,867)	(4,242)
Cash Flow from Financing Activities	8,369	41,191
Effect of exchange rates on cash and cash equivalents	340	516
Cash Balance - Beginning of Period	15,930	2,866
Cash Balance - End of Period	$16,018	$17,444

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

Management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2015:

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

Management’s Actions to Remediate Material Weaknesses

Management took the following steps to remediate some material weaknesses:

1.	Implementation of all the Information Technology General Controls.
2.	Strengthened the internal control department by enrolling professionals with expertise in internal audit and USGAAP.
3.	Implemented procedures and controls that allowed an accurate and reliable information related to revenue accounting such as projects information oversight and costs and sales prices updated recording.
4.	Automated certain accounting processes that were calculated manually.
5.	Developed procedures that improved the interim and annual review and reconciliation process for certain key balance sheet accounts such as accounts receivable, inventories, property, plant and equipment, payables and debt.
6.	Designed a formal training and education program under USGAAP for our international finance and accounting personnel considering relevant topics according to the company´s transactions (i.e. revenue recognition, inventories, long-lived assets, financial instruments, deferred taxes, hedge accounting, etc.).
7.	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process.

Management’s Plan to Remediate Material Weaknesses

Management will be taking the following steps to remediate the remaining material weaknesses as follows:

1.	Currently assessing proposals from risk advisory firms for a loan staff structure in order to strengthen our internal control area that will expedite the implementation of COSO 2013 and SOX compliance.
2.	Continue structuring internal controls for obtaining key automatized information related to revenue accounting, debt management and consolidation.
3.	Hiring additional staff in accounting and creating a USGAAP & SEC Reporting team in the U.S. to implement a standard financial statement reporting process.

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

PART II-OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 6, 2015

