Form 10-K/A
period 2014-12-31
Tecnoglass Inc.
filed 2015-11-10
CIK 1534675

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-35436

TECNOGLASS INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Avenida Circunvalar a 100 mts de la Via 40 Barrios Las Flores, Barranquilla
Colombia
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: (57)(5)3734000

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on April 15, 2015 (the “Original Filing”) to reflect certain changes to Item 9A – Controls and Procedures to state the Company’s conclusion regarding the effectiveness of internal control over financial reporting as required by Item 308(a) of Regulations S-K, to disclose additional manual procedures and analyses performed to address material weaknesses in our internal control over financial reporting and disclose that there have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 rather than the fiscal year ended December 31, 2013, that has materially affected or is reasonably likely to materially affect your internal control over financial reporting.

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

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Tecnoglass, Inc. “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 were not effective as of December 31, 2014. To address the material weaknesses in our internal control over financial reporting described below the Company performed additional manual procedures and analysis such as validation of sources of information that impact financial statements including revenue recognition, receivables, disbursements, reconciliation of accounting modules versus the general ledger, inventory count review and analysis, related party reconciliations, analytical reviews of property plant and equipment, gross margins, payroll and translation of financial statements into USGAAP and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2014 described below, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

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

In accordance with the internal control reporting requirements of the Securities and Exchange Commission, management, considering its intention to achieve high quality Internal Controls over Financial Reporting, used certain criteria set forth in the Internal Control-Integrated Framework by the COSO of 2013 to make its assessment. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses described below, our internal control over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 was not effective. Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described above.

Item 15.   Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K/A:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10 day of November, 2015.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer (Principal Executive Officer)	November 10, 2015
Jose M. Daes

/s/ Christian T. Daes	Chief Operating Officer	November 10, 2015
Christian T. Daes

/s/ Joaquin Fernandez	Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2015
Joaquin Fernandez

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	November 10, 2015
A. Lorne Weil

/s/ Samuel R. Azout	Director	November 10, 2015
Samuel R. Azout

/s/ Juan Carlos Vilarino	Director	November 10, 2015
Juan Carlos Vilarino

/s/ Martha Byorum	Director	November 10, 2015
Martha Byorum

/s/ Julio A. Torres	Director	November 10, 2015
Julio A. Torres