Form 10-Q/A
period 2015-03-31
Tecnoglass Inc.
filed 2015-11-10
CIK 1534675

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015 (the “Original Filing”) to reflect certain changes to Item 4 – Controls and Procedures to state the Company’s conclusion regarding the effectiveness of internal control over financial reporting as required by Item 308(a) of Regulations S-K and disclose that there have been no changes in internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect your internal control over financial reporting..

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Tecnoglass, Inc. “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of certain material weaknesses in our internal control over financial reporting as described in item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 were not effective as of March 31, 2015. To address the material weaknesses in our internal control over financial reporting the Company performed additional manual procedures and analysis such as validating sources of information that impact financial statements including revenue recognition, receivables, disbursements, reconciliation of accounting modules versus the general ledger, inventory count review and analysis, related party reconciliations, analytical reviews of property plant and equipment, gross margins, payroll and translation of financial statements into USGAAP and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q. Notwithstanding the material weaknesses in our internal control over financial reporting, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

For the quarter ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6.   Exhibits

The following Exhibits are being filed with this Quarterly Report on Form 10-Q/A:

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

Date: November 10, 2015