Form 10-Q
period 2015-09-30
Tecnoglass Inc.
filed 2015-11-16
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35436

TECNOGLASS INC.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1271120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,665,793 ordinary shares as of November 12, 2015.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September	December
	30, 2015	31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,871	$15,930
Trade accounts receivable, net	49,380	44,955
Due from related parties	31,615	28,327
Inventories, net	39,609	28,965
Other current assets	22,089	23,319
Total current assets	159,564	141,496

Long term assets:
Property, plant and equipment, net	127,693	103,980
Long term receivables from related parties	2,536	4,220
Other long term assets	5,037	6,195
Total long term assets	135,266	114,395
Total assets	$294,830	$255,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$43,258	$33,493
Due to related parties	1,490	1,456
Current portion of customer advances on uncompleted contracts	6,423	5,782
Short-term debt and current portion of long term debt	67,651	54,925
Note payable to shareholder	79	80
Other current liabilities	21,787	17,300
Total current liabilities	140,688	113,036

Long term liabilities:
Warrant liability	34,450	19,991
Customer advances on uncompleted contracts	8,891	8,333
Long term debt	49,113	39,273
Total liabilities	$233,142	$180,633

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 25,833,210 and 24,801,132 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	2
Legal Reserves	1,367	1,367
Additional paid-in capital	46,514	46,514
Retained earnings	44,923	38,806
Accumulated other comprehensive loss	(31,119)	(11,431)
Total shareholders’ equity	$61,688	$75,258
Total liabilities and shareholders’ equity	$294,830	$255,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Operating Revenues:
Customers	$47,261	$42,889	$132,355	$117,164
Related Parties	15,631	10,564	40,633	36,066
Total operating revenues	62,892	53,453	172,988	153,230
Cost of sales	41,166	37,008	115,082	105,540
Gross Profit	21,726	16,445	57,906	47,690

Operating expenses	10,910	8,795	29,780	23,764

Operating income	10,816	7,650	28,126	23,926

(Loss) Gain on change in fair value of warrant liability	(3,146)	6,756	(14,459)	(6,769)
Non-operating revenues, net	10,744	1,003	15,886	3,480
Interest expense	(2,307)	(2,380)	(6,509)	(6,647)

Income before taxes	16,107	13,029	23,044	13,990

Income tax provision	8,524	1,770	16,927	7,004

Net income	$7,583	$11,259	$6,117	$6,986

Comprehensive (loss) income:
Net income	$7,583	$11,259	$6,117	$6,986

Foreign currency translation adjustments	(14,111)	(6,680)	(19,688)	(3,971)

Total comprehensive (loss) income	$(6,528)	$4,579	$(13,571)	$3,015

Basic income per share	$0.30	$0.46	$0.24	$0.29

Diluted income per share	$0.25	$0.40	$0.21	$0.25

Basic weighted average common shares outstanding	25,426,250	24,364,014	25,127,179	24,306,288

Diluted weighted average common shares outstanding	29,825,331	28,137,166	28,734,663	27,761,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,117	$6,986
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	1,210	21
Provision for obsolete inventory	(265)	-
Depreciation and amortization	8,331	7,777
Loss on disposition of assets	162	-
Change in value of derivative liability	(57)	89
Change in fair value of warrant liability	14,459	6,769
Deferred income taxes	(1,058)	352
Changes in operating assets and liabilities:
Trade accounts receivables	(18,869)	(10,710)
Inventories	(21,129)	(3,535)
Prepaid expenses	360	-
Other assets	(5,849)	(11,989)
Trade accounts payable	20,830	4,344
Advances from customers	5,324	(12,388)
Related parties, net	(10,590)	(7,919)
Other current liabilities	11,266	6,051
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,242	(14,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	250	368
Proceeds from sale of property and equipment	143	-
Purchase of investments	(1,318)	(1,028)
Acquisition of property and equipment	(18,228)	(24,918)
Restricted cash	-	3,605
CASH USED IN INVESTING ACTIVITIES	(19,153)	(21,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	79,608	88,370
Proceeds from the sale of common stock	-	1,000
Repayments of debt	(72,461)	(62,013)
Merger proceeds held in trust	-	22,519
CASH PROVIDED BY FINANCING ACTIVITIES	7,147	49,876

Effect of exchange rate changes on cash and cash equivalents	2,705	1,127

NET INCREASE IN CASH	941	14,878
CASH - Beginning of period	15,930	2,866
CASH - End of period	$16,871	$17,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,778	$4,031
Income Tax	$11,938	$7,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	$44,624	$3,152
Warrant exercise proceeds held by transfer agent	$-	$741

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

ES designs, manufactures, markets and installs architectural systems for high, medium and low-rise construction, glass and aluminum windows and doors, office dividers and interiors, floating facades and commercial display windows.

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

Revenue Recognition

Our principal sources of revenue are derived from product sales of manufactured glass and aluminum products. Revenue is recognized when (i) persuasive evidence of an arrangement exists in the form of a signed purchase order or contract, (ii) delivery has occurred per contracted terms, (iii) fees and prices are fixed and determinable, and (iv) collectability of the sale is reasonably assured. All revenue is recognized net of discounts, returns and allowances. Delivery to the customer is deemed to have occurred when the title is passed to the customer. Generally, title passes to the customer upon shipment, but title transfer may occur when the customer receives the product based on the terms of the agreement with the customer.

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

When the warrants are exercised for ordinary shares, the Company remeasures the fair value of the exercised warrants as of the date of exercise using available fair value methods and estimates the gain or loss on extinguishment of the warrant liability. The gain or loss is recognized in the Company’s condensed consolidated statement of operations and is disclosed as a separate component of the total change in the warrant liability for the period.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company considered the dilutive effect of warrants and options to purchase ordinary shares in the calculation of diluted income per share, which resulted in 4,399,080 and 3,607,484 shares of dilutive securities for the three-month and nine-month periods ended September 30, 2015, as well as 3,773,152 and 3,454,980 dilutive options for the three months and nine months ended September 30, 2014.

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine-month periods ended September 30, 2015 and 2014:

Numerator for basic and diluted earnings per shares

	(in thousands except per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net Income	$7,583	$11,259	$6,117	$6,986

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	25,426,250	24,364,014	25,127,179	24,306,288
Effect of dilutive warrants and unit purchase options	4,399,081	3,773,152	3,607,484	3,454,980
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	29,825,331	28,137,166	28,734,663	27,761,268

Basic earnings per ordinary share	$0.30	$0.46	$0.24	$0.29
Diluted earnings per ordinary share	$0.25	$0.40	$0.21	$0.25

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

Non-Operating Revenues

The Company recognizes non-operating revenues from foreign currency transaction gains and losses, interest income on receivables, proceeds from sales of scrap materials and other activities not related to the Company’s operations. Foreign currency transaction gains and losses occur when monetary assets, liabilities, payments and receipts that are denominated in currencies other than the Company’s functional currency are recorded in the Colombian peso accounts of the Company in Colombia. During the three months ended September 30, 2015 and 2014 the Company recorded net gains from foreign currency transactions of $8.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded net gains from foreign currency transactions of $11.5 million and $1.5 million, respectively.

Note 3 - Variable Interest Entities

As of September 30, 2015, the Company updated its evaluation as a reporting entity of its involvement with certain significant related party business entities in order to determine whether these entities were variable interest entities in which the Company had controlling financial interests requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated two entities with whom it has maintained significant commercial relationships since 2004: ESW Windows LLC and Ventanas Solar S.A.

ES Windows LLC (“ESW LLC”), a Florida LLC, imports and resells the Company’s products in the United States, and acts as a freight forwarder for certain raw materials inventory purchased in the United States. The Company’s CEO and COO, an immediate family members, and other related parties own 100% of the equity and are the Managing Members in ESW LLC. The Company’s sales to ESW LLC for the three-month periods ended September 30, 2015 and 2014 were $14.4 million and $8.9 million, respectively, and for the nine month periods ended September 30, 2015 and 2014 were $37.3 million and $27,0 million, respectively. Outstanding receivables from ESW LLC at September 30, 2015 and December 31, 2014 were $20.5 million and $13.8 million, respectively.

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and CFO own 100% of the equity in VS. The Company’s sales to VS for the three month ended September 30, 2015 and 2014 were $1.2 million and $1.7 million, respectively. Sales for the nine month period ended September 30, 2015 and 2014 were $3.8 million and $8.9 million, respectively. Outstanding receivables from VS as of September 30, 2015 and December 31, 2014 were $10.9 million and $12.2 million respectively, including a three-year payment agreement for trade receivables with a long-term balance of $2.5 million and $4.2 million as of September 30, 2015 and December 31, 2014, respectively.

Management evaluated several factors, including whether (i) these entities required subordinated financial support from the Company in order to operate, (ii) what variable interests existed in the risks and operations of the entities, (iii) what explicit or implicit interests the Company had in these entities as a result of the significant commercial relationships, (iv) whether the Company or its related parties had the controlling financial interests in these entities, and as a result, (v) who were the primary beneficiaries of those controlling variable interests. In order to evaluate these considerations, the Company analyzed the designs and initial purposes of these entities using available quantitative information, qualitative factors and guidance under ASC 810-10-25 Consolidation and related Subsections. Also, the Company evaluated whether there were any reconsideration events.

The Company concluded that ESW LLC is not a variable interest entity as of September 30, 2015. The Company evaluates its relationship with the entity for reconsideration events if any at each reporting period. Also, the Company concluded that VS is a variable interest entity as of September 30, 2015, however the inclusion of VS in the consolidated financial statements of the Company is not indicated. The Company concluded that is not the primary beneficiary of these entities.

Note 4 - Inventories, net

Inventories are comprised of the following:

	(In thousands)
	September 30,	December 31,
	2015	2014
Raw materials	$30,255	$22,421
Work in process	4,067	2,136
Finished goods	2,592	2,158
Stores and spares	2,585	2,371
Packing material	110	171
Total Inventories	39,609	29,257
Less: inventory allowances	-	(292)
Total inventories, net	$39,609	$28,965

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	(In thousands)
	September 30,	December 31,
	2015	2014
Land	$19,307	$16,970
Building	40,022	36,228
Machinery and equipment	90,738	76,497
Office equipment and software	4,013	2,868
Vehicles	1,401	1,412
Furniture and fixtures	1,392	1,651
Total property, plant and equipment	156,873	135,626
Accumulated depreciation and amortization	(29,180)	(31,646)
Total property, plant and equipment, net	$127,693	$103,980

Depreciation and amortization expense, inclusive of capital lease amortization, for the three-month period ended September 30, 2015 and 2014 was $3.0 million and $2.8 million respectively, and for the nine month periods ended September 30, 2015 and 2014 was $8.3 million and $7.8 million, respectively.

Note 6. Long-Term Debt

At September 30, 2015, the Company owed approximately $116.8 million under its various borrowing arrangements with several banks in Colombia, Panama and the United States and including obligations under various capital leases. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.8% to 14.7%. These loans are generally secured by substantially all of the Company’s accounts receivable and/or inventory.

The mortgage loan from TD Bank N.A. for real property acquired in December 2014 by Tecno RE includes covenant requirements that the Company has to maintain debt service coverage ratio to be evaluated for the first time at December 31, 2015 and annually thereafter as well a loan to value ratio evaluation from time to time by the bank.

The company had various lines of credit amounting to $30.8 million and $26.8 million as of September 30, 2015 and December 31, 2014, respectively. These lines of credit are secured by fixed assets amounting to $5.9 million and $7.4 million of September 30, 2015 and December 31, 2014, respectively, and other long term assets amounting to $0.3 million and $0.4 million as of September 30, 2015 and December 31, 2014, respectively. The terms of the line of credit agreements do not restrict the Company´s operation and use of the assets.

	(in thousands)
	September 30,	December 31,
	2015	2014
Obligations under borrowing arrangements	$116,764	$94,198
Less: Current portion of long-term debt and other current borrowings	(67,651)	(54,925)
Long-term debt	$49,113	$39,273

Maturities of long term debt and other current borrowings are as follows as of September 30, 2015:

12 months ending September 30,
2016	$67,651
2017	16,114
2018	10,148
2019	10,055
Thereafter	12,796
Total	$116,764

Revolving Lines of Credit

The Company has approximately $7.1 million available in two lines of credit under a revolving note arrangement as of September 30, 2015. The floating interest rates on the revolving notes are between DTF+6% and DTF+7%. DTF is the primary measure of interest rates in Colombia. As of September 30, 2015 and December 31, 2014, we had $6.7 million and $0.4 million, respectively, of outstanding borrowings under these lines of credit.

Proceeds from debt and repayments of debt for the nine months ended September 30, 2015 and 2014 are as follows:

	(in thousands)
	2015	2014
Proceeds from debt	$79,608	$88,370
Repayments of debt	$72,461	$62,013

The Company acquired assets under capital leases for the nine months ended September 30, 2015 and 2014 for $ 44.6 million and $3.1 million, respectively.

Interest expense for the nine-month periods ended September 30, 2015 and 2014 was $ 6.5 million and $6.6 million, respectively.

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

The following table summarizes income tax rates under the tax reform law:

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Current income tax
Foreign	$8,728	$2,086	$17,985	$6,652
Deferred income tax
Foreign	(204)	(316)	(1,058)	352
Total Provision for Income tax	$8,524	$1,770	$16,927	$7,004

The Company’s effective tax rates were 52.9% and 73.5% for the three and nine month periods ended September 30, 2015. The Company’s effective tax rates were 13.6% and 50.1% for the three and nine-month periods ended September 30, 2014. The Company's effective tax rate for the three and nine-month periods ended September 30, 2015 reflect non-deductible losses of $3.1 million and $14.5 million from the change in fair value of warrant liability as of September 30, 2015, compared with a non-taxable gain of $6.8 million for the three-month period ended September 30, 2014 and a non-deductible loss of $ 6.8 million for the nine month period ended September 30, 2014. In addition, the Company’s statutory tax rate increased from 34% in 2014 to 39% in 2014 as a result of the tax reform mentioned above.

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

Assets and Liabilities recognized or disclosed at Fair Value on a Recurring Basis as of September 30, 2015:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	$-	$-	$34,450
Interest Rate Swap Derivative Liability	$-	$55	$-
Long term receivable from related parties	$-	$2,536	$-
Long term debt	$-	$53,671	$-

Assets and Liabilities recognized or disclosed at Fair Value on a Recurring Basis as of December 31, 2014:

	Quotes Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	$-	$-	$19,991
Interest Rate Swap Derivative Liability	$-	$134	$-
Long term receivable from related parties	$-	$4,220	$-
Long term debt	$-	$43,266	$-

Note 9. Segment and Geographic Information

The Company has one operating segment, Architectural Glass and Windows, which is also its reporting segment, comprising the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and window products sold to the construction industry.

The following tables present geographical information about external revenues.

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Colombia	17,591	22,353	56,842	65,105
United States	42,942	26,812	107,964	74,720
Panama	2,000	2,649	4,823	10,482
Other	359	1,639	3,359	2,923
Total	62,892	53,453	172,988	153,230

Note 10. Warrant Liability

Prior to the Merger on December 20, 2013 the Company issued an aggregate of 9,200,000 warrants to purchase its ordinary shares as follows: 4,200,000 warrants issued in connection with Andina’s Initial Public Offering, 4,800,000 warrants issued in connection with a Private Placement simultaneous with the Initial Public Offering and 200,000 working capital warrants issued upon conversion of a promissory note at the closing of the Merger. Following the Notice of Effectiveness of its Registration Statement on June 16, 2014, an aggregate of 1,382,217 warrants have been exercised by investors resulting in 7,817,783 warrants remaining outstanding as of September 30, 2015.

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

The inputs to the model were as follows:

	September 30, 2015	December 31, 2014

Stock Price	$13.72	$10.15
Dividend Yield (per quarter per share)	$0.125	N/A
Risk-free rate	0.33%	0.67%
Expected Term (years)	1.22	1.97
Expected Volatility	35.00%	33.62%

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$19,991
Fair value adjustment - six months ended June 30, 2015	11,313
Balance - June 30, 2015	31,304
Fair value adjustment - three months ended September 30, 2015	3,146
Balance - September 30, 2015	$34,450

The Company’s equity warrants are exercisable by the warrant holder in either of two modes: (i) by making a cash payment at the exercise price and receiving ordinary shares (“cash exercise”), or (ii) by applying a formula in the warrant agreement that is based on the market price of the shares on the NASDAQ market in order to receive ordinary shares for the warrant with no cash payment (“cashless exercise”). Of 1,382,217 aggregate warrants exercised since the merger in December 2013, warrant holders exercised 102,570 warrants on a cash basis and 1,279,647 warrants (14.1% of all warrants outstanding at June 30, 2015) for 532,078 ordinary shares on a cashless basis.

The Company remeasured the fair value of the exercised warrants as of the date of exercise using quoted prices on the NASDAQ and OTC Pink Markets (e.g., unadjusted Level 1 inputs) to estimate the gain or loss on extinguishment of the associated warrant liability. The gain or loss was recognized in the Company’s condensed consolidated statement of operations as a separate component of the total change in the warrant liability for the period as follows:

	Number of Warrants	Average Value	Fair Value

At December 31, 2013	9,200,000	$1.99	$18,280,000
Warrants exercised on a cash basis	102,570	$3.24	$331,985
At December 31, 2014	9,097,430	$2.20	$19,991,423
Exercise of warrants for shares	1,279,647	$5.47	$7,002,604
Change in fair value to the date of cashless exercise	1,279,647	$2.03	$(2,599,730)
Change in fair value of warrants remaining at September 30, 2015	7,817,783	$0.97	$(7,548,229)
Closing balance as of September 30, 2015	7,817,783	$4.41	$(34,449,540)
Change in warrant liability (offset to income statement)	(1,279,647)	-	$(3,145,355)

Gain on cashless exercise of warrants	1,279,647	-	$4,402,874
Loss on change in fair value of remaining warrants	7,817,783	-	$(7,548,229)

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

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	(in thousands)
	September 30, 2015	December 31, 2014
Assets
Due from ESW LLC	$20,477	$13,814
Due from VS	8,351	7,979
Due from UT ESW	-	2,000
Due from other related parties	2,787	4,534
	$31,615	$28,327

Long term payment agreement from VS	$2,536	$4,220

Liabilities
Due to A Construir S.A.	$550	$995
Due to other related parties	940	461
	$1,490	$1,456

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Sales to ESW LLC	$14,366	$8,872	$37,264	$27,023
Sales to VS	1,229	1,662	3,828	8.898
Sales to UT ESW	(662)	30	-	145

Expenses
Fees paid to directors and officers	$235	$32	$1,012	$653
Payments to other related parties*	288	(89)	1,126	1,073

Sales to other related parties were less than $0.7 million and $0.4 million in the three months and the nine months ended September 30, 2015 and less than $0.1 million for the three and nine months ended September 30, 2014, respectively.

*Payments to other related parties in 2015 and 2014 consists of donations to Fundación Tecnoglass.

In December 2014, the Company and VS executed a three-year payment agreement for recovery of trade receivables outstanding for $6.6 million with an interest rate of Libor + 4.7% paid semiannually. The payment agreement was accounted for at fair value.

In 2013, the Company guaranteed a loan for $0.2 million used to develop a lot adjacent to the Alutions plant into a related party fuel service station Santa Maria del Mar S.A. At September 30, 2015, the guarantee was in good standing and no liabilities have been recorded, and the Company was in the process of restructuring the guarantee to exclude the involvement of Tecnoglass, S.A., as required by the merger agreement.

In December 2014, ESW LLC, a related party, guaranteed a mortgage loan for $3.9 million for the acquisition of real properties in Miami-Dade County, Florida in favor of Tecnoglass RE, a wholly owned subsidiary of the Company.

Note 12. Note Payable to Shareholder

From September 5, 2013 to November 7, 2013, A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $80 remained unpaid as of December 31, 2014. During the second quarter of 2015, the Company paid $1, $79 remaining unpaid as of September 30, 2015.

Note 13. Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap (IRS) contracts as economic hedges against interest rate risk through 2017. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts are recorded on the balance sheet as liabilities at an aggregate fair value of $55 and $134 as of September 30, 2015 and December 31, 2014, respectively. Changes in the fair value of the derivatives are recorded in current earnings.

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

Starting July 6, 2014, warrant holders exercised 1,279,647 Company warrants on a cashless basis and received 532,078 ordinary shares as of September 30, 2015. On April 14, 2015, the Company´s Board of Directors authorized the payment of regular dividends at a quarterly rate of $0.125 per share (or $0.50 per share on annual basis) to holders of its ordinary shares following the completion of a warrant exchange.

Note 16. Subsequent Events

Through November 9, 2015, the Company has received $20.8 million from a line of credit with a 10-year term that will be primarily used to repay short-term obligations.

On November 10, 2015, the Company filed an amendment to its Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) in connection with a proposed exchange of its warrants for its ordinary shares. Under the terms of the warrant exchange offer, each of Tecnoglass’ warrant holders will have the opportunity to receive one Tecnoglass ordinary share in exchange for every 2.3 of the Company’s outstanding warrants tendered by the holder and exchanged pursuant to the offer. The Exchange Offer will commence as soon as practicable after the registration statement becomes effective and is expected to remain open for not less than 30 days.

On November 12, 2015, the Company issued an aggregate total of 566,162 ordinary shares relating to the exercise of unit purchase options and the underlying warrants.

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

Liquidity

As of September 30, 2015 and December 31, 2014, the Company had cash and cash equivalents of approximately $16.9 million and $15.9 million, respectively. The Company expects that cash flow from operations and proceeds from borrowings under the Company’s lines of credit will be sufficient to fund the Company’s cash requirements for the next twelve months.

As of September 30, 2015, the Company has secured approximately $100 million in additional long term loan availability for working capital or capital expenditures with maturities ranging from 5 to 10 years, which will be sufficient to fund anticipated requirements for the next twelve months. As of September 30, 2015 the Company has taken a number of bridge loans increasing its short term debt profile while it continues negotiations with local and foreign banks in order to restructure and extend the maturities of its current debt profile by accessing the long-term debt facilities, which are available in the Colombian and international loan markets. If the Company is unable to refinance expiring portions of its short-term debt as they become due, the Company could be unable to meet payment obligations to suppliers and other creditors until additional debt is secured. The Company believes it will be able to restructure and refinance its short-term debt.

During the year 2014, the proceeds from the merger were one of our primary sources of liquidity as well.

Additionally, until the redemption of certain warrants and unit purchase options or their expiration in December 2016, we could receive up to $79.1 million from the exercise of warrants and unit purchase options comprised of: up to $34.5 million upon the exercise of all of the insider warrants and working capital warrants, up to $9.4 million upon the exercise of the unit purchase options, up to $7.2 million upon the exercise of the warrants underlying such unit purchase options and up to $28.0 million upon the exercise of the warrants issued in our IPO. As of September 30, 2015, 102,570 warrants have been exercised for proceeds of $0.8 million and 1,279,647 warrants have been exercised on a cashless basis for 532,078 shares.

Capital Resources

New technology investments

During the nine months ended in September 30, 2015, the Company made significant capital expenditures of approximately $ 62.9 million. This included the creation of a complete state of the art soft coat low emissivity glass manufacturing plant to produce low emissivity glass to satisfy our internal requirements and sell to external customers, as well as four new glass tempering ovens purchased which increased the plant efficiency and the quality of the finished products.

Results of Operations

	(in thousands)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30
	2015	2014	2015	2014
Operating Revenues	$62,892	$53,453	$172,988	$153,230
Cost of sales	41,166	37,008	115,082	105,540
Gross profit	21,726	16,445	57,906	47,690
Operating expenses	10,910	8,795	29,780	23,764
Operating income	10,816	7,650	28,126	23,926
Non-operating revenues, net	10,744	1,003	15,886	3,480
Interest Expense	(2,307)	(2,380)	(6,509)	(6,647)
(Loss) Gain on change of fair value of warrant liability	(3,146)	6,756	(14,459)	(6,769)
Income tax provision	(8,524)	(1,770)	(16,927)	(7,004)
Net income	$7,583	$11,259	$6,117	$6,986

Comparison of quarterly periods ended September 30, 2015 and September 30, 2014

Revenues

The Company’s net operating revenues increased $ 9.4 million or 18% from $53.5 million to $62.9 million for the quarterly period ended September 30, 2015 compared the quarterly period ended September 30, 2014. A total of $2.4 and 4.1 million was related to the effect of price and product mix for the three months ended and nine months ended September 30, 2015, respectively. Also, a total of $2.9 and $6.1 million was related to the increase in volume for the three months ended and nine months ended September 30, 2015, respectively.

Sales in the U.S. market for the quarterly period ended September 30, 2015 increased $16.1 million or 60% when compared to the quarterly period ended September 30, 2014. The Company continued expansion of sales outside of traditional base in the South Florida region and is now selling in several regions including Baltimore-Washington, California, Texas, New York and New Jersey on the basis of timely delivery, competitive prices, and high quality. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, increased 20% in terms of local currency, but because of unfavorable change in exchange rates, sales in Colombia decreased by $4.8 million or 21% for the quarters ended September 30, 2015 compared to the same period of 2014. Sales to Panama and other territories decreased by $0.6 million, or 24%, and $1.3 million, or 78%, respectively from the third quarter of 2015 compared to the third quarter of 2014 as large projects the Company had in Panama were finalized.

Margins

Sales margins increased to 34.5% from 30.8% in the quarterly periods ended September 30, 2015 and 2014. This variation results from slightly lower than normal margin in the three-month period ended September 30, 2014 that fell within normal fluctuations experienced by the company depending on varied product mix over short periods of time, accompanied by improvement in 2014 due to a 35.8% favorable decrease in the average exchange rate for the Colombian Peso, currency in which much of the Company’s fixed manufacturing costs are recorded. The sales margin for the nine month period ended September 30,2015 shows a smaller improvement over 2014, as further discussed below.

Expenses

Selling and Administrative Expenses increased 24% from $8.8 million to $10.9 million in the quarterly period ended September 30, 2015 when compared to the quarterly period ended September 30, 2014. The increase was a result of $0.8 million provision for bad debt, $0.4 million higher sales commissions, $0.3 million shipping expense and $0.2 million more advertising as part of the Company’s strategy to increase sales, as well as $0.3 million in depreciation and amortization of Miami-Dade county Notices of Acceptance and other tangible and intangible assets that were purchased during the second half of 2014.

Loss - Warrants Liability

A non-cash, non-operating loss of $3.1 million arose from the increase in the fair value of the warrant liability in the three-month period ended September 30, 2015 relative to its fair value at the end of the previous quarter ended June 30, 2015. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Management does not consider the effects of the change in the warrant liability to be indicative of the results of the Company’s operations.

Income Taxes

The Company’s effective tax rates were 52% and 14% for the quarterly periods ended September 30, 2015 and 2014. The Company's effective tax rate for the three-month periods ended September 30, 2015 reflect an increase in statutory tax rates in Colombia from 34% to 39%, as well as a non-deductible loss of $3.1 million from the change in fair value of warrant liability as of September 30, 2015, compared with a non-taxable gain of $6.8 million for the same period ended September 30, 2014.

Results of operations for the nine-month period ended September 30, 2015 and 2014

Revenues

The Company’s net operating revenues increased $19.8 million or 13% from $153.2 million to $173.0 million for the nine-month period ended September 30, 2015 compared the same period ended September 30, 2014.

Growth was driven by sales in the U.S. market which increased $33.2 million or 44% in the nine months ended September 30, 2015 when compared to the nine-month period ended September 30, 2014, which were offset by declines in sales in other markets. The Company continued its expansion of sales outside of its traditional base in the South Florida region and is with direct and contract sales in several regions including Baltimore-Washington, California, Texas, New York and New Jersey on the basis of timely delivery, competitive prices, high quality and strategic alliances with major industry. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, increased 19% in terms of local currency, but because of unfavorable changes in exchange rates, sales in Colombia declined $8.3 million, or 13% for the nine months ended September 30, 2015 compared to the same period of 2014. Sales to Panama decreased by $5.1 million, or 57%, from the nine months ended September 30, 2015 compared to the same period of 2014 as large projects the Company had in Panama were finalized.

Margins

Sales margins increased from 31.1% to 33.5% in the nine-month periods ended September 30, 2015 and 2014. The company believes the increase in sales margin is a result of a higher degree of vertical manufacturing integration and increased exports to markets in the United States where strict building codes require products with higher specifications.

Expenses

During the nine-month periods ended September 30, 2015 and 2014, general selling and administrative increased $6.0 million, or 25%, from $23.8 million to $29.8 million. The significant increase was primarily due to several factors that include a capital tax levied on the Company’s Colombian subsidiaries and amounted to approximately $0.9 million in 2015, with no comparable expense in 2014. Selling, general and administrative expenses also increased as a result of $1.3 million higher sales commissions, $0.7 million higher shipping expense borne by the Company and $0.4 million higher advertising expense as part of the Company’s strategy to increase sales. Additionally, the Company also recorded an increase of $1.4 million in amortization and depreciation of assets purchased during the second half of 2014, as well $1.2 million increase in bad debt write offs and $0.3 million higher consulting fees offset by $0.6 million decrease in personnel expense due to fluctuations in exchange rate of the Colombian Peso.

During the nine-month periods ended September 30, 2015 and 2014, interest expense decreased slightly from $6.6 million to $6.5 million. The decrease is partially due to a favorable decrease in exchange rate of the Colombian Peso, currency in which most of the Company´s interest expense is incurred and paid, as well as a shift towards more short-term debt with lower interest rates while the Company negotiates with several domestic and foreign banks to improve the structure of debt at better terms.

Non-operating Revenues

During the nine-month periods ended September 30, 2015 and 2014 the Company recorded net non-operating revenues of $15.9 million and $3.5 million respectively. The Company’s non-operating revenues are comprised primarily of net gains on foreign currency transactions that increased by $10.1 million during the nine-month period ended September 30, 2015 compared to the same period of 2014, and an increase of $8.1 million during the three-month period ended September 30, 2015 compared to the same period of 2014, as an effect of the devaluation of the Colombian Peso, the functional currency of the Company’s operating subsidiaries TG and ES.

Loss - Warrants Liability

A non-cash, non-operating loss of $14.5 million arose from the increase in the fair value of the warrant liability in the nine-month period ended September 30, 2015. The fair value of the warrant liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Income Taxes

The Company’s effective tax rates were 73% and 50% for the nine-month periods ended September 30, 2015 and 2014. The Company's effective tax rate for the nine-month periods ended September 30, 2015 reflect an increase in statutory tax rates in Colombia from 34% to 39%, as well as non-deductible losses of $14.5 million from the change in fair value of warrant liability as of September 30, 2015, compared with a non-deductible loss of $6.8 million for the same period ended September 30, 2014.

Cash Flow from Operations, Investing and Financing Activities

During the nine-month periods ended September 30, 2015 and 2014, $10.2 million and $14.2 million, respectively, were generated and used in operating activities. During the nine months ended September 30, 2015, the principal uses of cash were inventories and trade accounts receivable with cash flows of approximately $21.1 million and $18.9 million, respectively, partially offset by trade accounts payable and other current liabilities which generated $20.8million and $11.3 million, respectively, as well as advances from customers which generated $5.3 million due to new projects in the first half of 2015.

The Company used $19.2 million and $22.0 million in investing activities during the nine months ended September 30, 2015 and 2014 respectively. Principal use of cash for both periods has been purchase of fixed assets as part of the Company’s growth strategy that requires investments in state of the art manufacturing equipment and facilities discussed under the Capital Resources section of this Management Discussion and Analysis.

Cash generated from financing activities was $7.1 million and $49.9 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Cash flow from financing activities in the nine-month period ended September 30, 2014 included $22.5 million of proceeds from the merger in December 2013 that were received in January 2014.

	(in thousands)
	Nine-month period ended
	September 30, 2015	September 30, 2014
Cash Flow from Operating Activities	$10,242	$(14,152)
Cash Flow from Investing Activities	(19,153)	(21,973)
Cash Flow from Financing Activities	7,147	49,876
Effect of exchange rates on cash and cash equivalents	2,705	1,127
Cash Balance - Beginning of Period	15,930	2,866
Cash Balance - End of Period	$16,871	$17,744

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Tecnoglass, Inc. “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of certain material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2014, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 were not effective as of September 30, 2015. To address the material weaknesses in our internal control over financial reporting the Company performed additional manual procedures and analysis such as validation of sources of information that impact financial statements including revenue recognition, receivables, disbursements, reconciliation of accounting modules versus the general ledger, inventory count review and analysis, related party reconciliations, analytical reviews of property plant and equipment, gross margins, payroll and translation of financial statements into USGAAP and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q. Notwithstanding the material weaknesses in our internal control over financial reporting, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

For the quarter ended September 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 16, 2015

