Form 10-K/A
period 2013-12-31
Tecnoglass Inc.
filed 2016-05-27
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “We”) is filing this Amendment No 2 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on April 16, 2014 (the “Original Filing”) to correct a misstatement in the way the Company had accounted for the fair value and classification of its “earnout shares”. The corrections applicable to the year ended December 31, 2013 are included in this Amendment No. 2 to the Original Filing, and are further described in Notes 3, 11, 16, 19.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing and Amendment No. 1 filed on April 17, 2014 and Form 10-K for the year ended December 31, 2014 with regards to Note 4 to the consolidated financial statements ended December 31, 2013, filed on April 15, 2015. This amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

TECNOGLASS INC.

FORM 10-K

FORWARD LOOKING STATEMENTS AND INTRODUCTION

All statements other than statements of historical fact included in this Annual Report on Form 10-K/A (this “Form 10-K/A”) including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Products

TG manufactures and sells the following products:

Laminated/Thermo-Laminated Glass - produced by bonding two glass sheets with an intermediate film in-between. As a safety feature, this product fractures into small pieces if it breaks.

Thermo-Acoustic Glass - manufactured with two or more glass sheets separated by an aluminum or micro-perforated steel profile. This product has a double-seal system that ensures the unit’s tightness, buffering noise and improving thermal control. This product serves as an excellent noise barrier, which is used especially in zones close to airports, traffic or wherever there are unpleasant sounds.

Tempered Glass - glass subject to a tempering process through elevated temperatures resulting in greater superficial elasticity and resistance than conventional glass.

Silk-Screened Glass - special paint is applied to glass using automatic machinery and numerical control which ensures paint homogeneity and an excellent finish.

Curved Glass - produced by bending a flat glass sheet over a mold, using an automated heat process, which maintains the glass’ physical properties.

Digital Print Glass - digital printing allows any kind of appearance required by the client, offering versatility to projects. T.

TG’s aluminum products sold through its Alutions brand include bars, plates, profiles, rods and tubes used primarily in the manufacture of architectural glass settings including windows, doors, spatial separators and similar products.

ES manufactures and sells the following products:

Floating facades - act as a window screen hanging outside a building and are available in many technical specifications and profiles to define colors, thickness, glass types, finishes, type of ventilation and design complements.

Windows and Doors - line of window and door products defined by the different types of glass finish, such as normal, impact resistant, hurricane-proof, safety, soundproof and thermal, available in numerous structures, including fixed body, sliding, projecting and guillotine windows, sliding and swinging doors.

Commercial display windows - commercial and interior display windows with a broad range of profiles, colors and crystal finishes. Products combine functionality, aesthetics and elegance and are available in a broad range of structures and materials

Hurricane-proof windows - combine heavy-duty aluminum or vinyl frames with special laminated glass to provide protection from hurricane-force winds up to 180 mph and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects.

Automatic doors - exclusive representative in Colombia of Horton Automatics, a manufacturer of automatic doors including glass window systems.

Bathroom dividers - bathroom cubicle division systems, formed by combining glass panels, frames and doors.

Other - Polyvinyl structures and other components of architectural systems.

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

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

TG Certifications include:

•	NTC-1578
•	ASTM E774 1997
•	ISO 9001: 2008 Certificate of Quality Assurance
•	ISO 14001: 2004 Certificate of Environmental Management
•	Safety Glazing Certification Council (SGCC) for tempered and laminated glass: ANZI
•	Z97 1-2004
•	International Glass Certification Council (IGCC) for insulated glass: ASTM E774 - 97
•	Pittsburgh Plate Glass (PPG) certified supplier
•	Member of ACOLVISE (Colombia Association of Safety Glass Transformers)

ES Certifications include:

•	NTC-ISO 9001: 2008 Certificate of Quality Assurance
•	NTC-ISO 14001: 2004 Certificate of Environmental Management
•	Member of the American Architectural Manufacturers Association (AAMA)
•	Complies with Miami-Dade County’s stringent safety code regulations for hurricane-proof windows

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

At the closing of the Merger, 2,251,853 of the 4,200,000 public shares sold in our IPO were converted to cash at a conversion price of approximately $10.18 per share, or an aggregate of approximately $22.9 million of the approximately $42.7 million held in the trust account. As consideration for the merger, we issued Energy Holding Corp., a holding company and sole shareholder of Tecnoglass Holding, of which former shareholders of TG and ES are the sole shareholders, an aggregate of 20,567,141 ordinary shares, or approximately 87% of the outstanding ordinary shares. Energy Holding Corp. also has the contractual right to receive an additional 3,000,000 ordinary shares, to be released upon the attainment of specified share price targets or targets based on our EBITDA in the fiscal years ending December 31, 2014, 2015 or 2016. The Company is presenting this amendment number 2 to the Annual Report of Form 10K/A to correct an error in the way the Company had accounted for this transaction, as further discussed in Notes 3, 16 and 19 to the consolidated financial statements.

In connection with the Merger, we changed our name to “Tecnoglass Inc.” We also changed our fiscal year end from February 28 th to December 31 st in order to coincide with the fiscal year end of Tecnoglass Holding and its subsidiaries.

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

* Prior to consummation of the Merger, our fiscal year end was February 28th. We changed our fiscal year end to December 31st in connection with the Merger and all periods are stated on a December 31 st year end.

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

Purchases of Equity Securities by Issuer and Affiliates

Period*	Total number of ordinary shares purchased	Average price paid per ordinary share Approximately	Total number of ordinary shares purchased as part of publicly announced repurchase plan		Approximate dollar value of ordinary shares that may yet be purchased under the plan
December 2013	2,251,853	$10.18	2,251,853	(1)	$0

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

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF TECNOGLASS AND ES

The following discussion of the Company’s  financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes to those statements included in this Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Introduction” in this Form 10-K/A.

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

Results of Operations

	For the Years ended
	December 31,
	2013	2012
	(Restated)*
Net operating revenues	183,294	130,324
Cost of sales	127,875	95,451
Operating expenses
Selling expenses	17,287	11,756
Administrative expenses	10,862	12,138
Total operating expenses	28,149	23,894
Operating income	27,270	10,979
Non-operating revenues and expenses (net)	3,738	1,864
Change in fair value of earnout share liability	2,120	-
Income tax provision	8,696	3,223
Net income (loss)	24,432	5,892

(*) The data presented represents financial data on a restated basis. For more information on the restatement, see Note 19, "Restatement", Note 3 “Summary of significant accounting policies“ and Note 16 “Fair Value Measurements” to our consolidated financial statements included in this Annual Report under the caption Item 15, "Exhibits, Financial Statement Schedules" and Note 11 “Income Taxes”.

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

An extraordinary gain in non-operating income of $7.6 million  arose from the decrease in the fair value of the Warrants liability. Also, there was a gain of $2.1 million from the decrease in the fair value of the earnout share liability.

As a result of the foregoing, net income increased 315% from $5.9 million in 2012 to $24.4 million in 2013.

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

Change in Fair Value of Earnout share liability

The Company had a non-cash, non-operating gain of $2.1 million in the year ended December 31, 2013 due to the decrease in the fair value of earnout share liability relative to its fair value at inception as of December 20, 2013. The fair value of the earnout shares changes in response to market factors such as the market price of our shares and the volatility index of comparable companies and the Company’s forecasted EBITDA. There are no income tax effects of this earnout liability due to our company being registered in the Cayman Islands. Management does not consider the effects of the change in the fair value of the earnout shares to be indicative of our ongoing operating performance.

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

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Tecnoglass, Inc. “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 were not effective. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2013 described below, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

This Form 10-K/A does not include an attestation report of our independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered certified public accounting firm pursuant to the Sarbanes-Oxley Act of 2002, as amended, and the rules of the SEC promulgated thereunder, which permit the Company to provide only management’s report in this Annual Report.

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

In accordance with the internal control reporting requirements of the Securities and Exchange Commission management used the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 to make its assessment. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”).

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

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2013:

Entity-Level Control - We have not established effective internal controls for the timely identification of significant, non-routine, unusual, or complex events or transactions, inclusive of significant related party transactions, equity linked transactions and for policies related to management evaluation of certain accounting estimates.

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

Management’s Plan to Remediate Material Weaknesses

Management will be taking the following steps to remediate the remaining material weaknesses as follows:

•	Hiring a sufficient number of full-time personnel with the requisite background, education and experience in our finance department

•	Implementing more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements

•	Conducting formal revenue recognition training sessions for key accounting and sales personnel

•	Implementing formal procedures for the consistent processing of and accounting for fixed asset transactions, including a formal review process

•	Implementing formal procedures for estimating valuation allowances for inventory, including a formal review process

•	Implementing a standard financial statement reporting process, such as an accounting and close check-list, and a formal reporting package, to be used by all departments in order for them to report information accurately, timely and in a standard format to our finance department

•	Improving the documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency with general accepted accounting principles

•	Implementing a formalized accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions

•	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process

•	Improving the interim and annual review and reconciliation process for certain key balance sheet accounts

•	Enhancing the training and education for our international finance and accounting personnel and new hires to our finance team

•	Automating certain key internal controls that are currently performed manually

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

Julio A. Torres has served on our board of directors since October 2011. He previously served as our co-chief executive officer from October 2011 through January 2013. Since March 2008, Mr. Torres has served as managing director of Nexus Capital Partners, a private equity firm. From April 2006 to February 2008, Mr. Torres served with the Colombian Ministry of Finance acting as director general of public credit and the treasury. >From June 2002 to April 2006, Mr. Torres served as managing director of Diligo Advisory Group, an investment banking firm. >From September 1994 to June 2002, Mr. Torres served as vice president with JPMorgan Chase Bank.

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

Name and principal position	Year	Salary	Bonus	Total
B. Luke Weil (1)	2013	-	-	-
Former Chief Executive Officer	2012	-	-	-
Julio Torres (2)	2013	-	-	-
Former Co-Chief Executive Officer	2012	-	-	-
Luis Eduardo Robayo Salom (2)	2013	-	-	-
Former Co-Chief Executive Officer	2012	-	-	-
Jose M. Daes (3)	2013	$720,000	$100,000	$820,000
Chief Executive Officer	2012	$720,000	$100,000	$820,000
Christian T. Daes (4)	2013	$720,000	$100,000	$820,000
Chief Operating Officer	2012	$720,000	$100,000	$820,000
Joaquin Fernández (5)	2013	$120,000	-	$120,000
Chief Financial Officer	2012	$105,808	$4,514	$110,322

(1)	Mr. Weil served as the chief executive officer from January 2013 to December 2013. Mr. Weil resigned as chief executive officer in connection with the Merger. Mr. Weil is the son of A. Lorne Weil, our non-executive chairman of the board.
(2)	Messrs. Torres and Salom served as co-chief executive officers from October 2011 to January 2013.
(3)	Mr. Daes was appointed chief executive officer in December 2013 in connection with the merger. Mr. Daes also serves as chief executive officer of ES. Compensation information for 2012 and 2013 includes amounts paid to Mr. Daes in his capacity as chief executive officer of ES prior to the Merger.
(4)	Mr. Daes was appointed chief operating officer in December 2013 in connection with the merger. Mr. Daes also serves as chief executive officer of Tecnoglass. Compensation information for 2012 and 2013 includes amounts paid to Mr. Daes in his capacity as chief executive officer of Tecnoglass prior to the Merger.
(5)	Mr. Fernández was appointed chief financial officer in December 2013 in connection the merger. Mr. Fernández also serves as chief financial officer of Tecnoglass and ES. Compensation information for 2012 and 2013 includes amounts paid to Mr. Fernández in his capacity as chief financial officer of Tecnoglass and ES prior to the Merger.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership
Directors and Named Executive Officers
Jose M. Daes Chief Executive Officer and Director	0	(2)	0%
Christian T. Daes Chief Operating Officer and Director	0	(2)	0%
Samuel R. Azout Director	0		0%
Juan Carlos Vilarino Director	0		0%
Joaquin F. Fernandez Chief Financial Officer	20,567,141	(3)	84.6%
A. Lorne Weil Chairman of the Board	10,000	(4)	*
Julio A. Torres Director	172,000	(5)	*
Martha L. Byorum Director	205,000	(5)	*
B. Luke Weil Former Chief Executive Officer	1,116,000	(6)	4.6%
Luis Eduardo Robayo Salon Former Chief Executive Officer	165,000	(5)	*
All directors and executive officers as a group (8 persons)
Five Percent Holders:
Energy Holding Corporation	20,567,141	(3)	84.6%
David Sandberg 304 Park Avenue South, 11th Floor New York, NY 10010	1,855,114	(7)	7.6%
Polar Securities Inc. 401 Bay Street, Suite 1900 PO Box 19 Toronto, Ontario M5H 2Y4 Canada	1,260,648	(8)	5.2%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Represents all ordinary shares held by Energy Holding Corporation, of which Messrs. Fernandez and Alberto Velilla Becerra are directors and may be deemed to share voting and dispositive power over such shares. Does not include the shares that may be issued to Energy Holding Corporation upon achievement of certain share price and earnings targets.

(4)	Represents shares held by LWEH LLC, of which Mr. Weil is the operating manager. Does not include 253,000 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children. Does not include 95,693 ordinary shares and 473,337 ordinary shares issuable upon exercise of 473,337 private warrants held by The A. Lorne Weil 2006 Irrevocable Trust - Family Investment Trust, of which Mr. Weil, his spouse and his descendants are beneficiaries but over which Mr. Weil does not exercise voting or dispositive power.

(5)	Includes 125,000 ordinary shares issuable upon the exercise of 125,000 private warrants held by such reporting person, which became exercisable upon consummation of our initial business combination. Does not include ordinary shares held by LWEH LLC, of which the individual is a member.

(6)	Includes (i) 148,000 ordinary shares held by Mr. Weil, (ii) 168,000 ordinary shares held by Child Trust f/b/o B. Luke Weil u/a dated March 4, 2010 and (iii) 800,000 ordinary shares issuable upon the exercise of 800,000 private warrants held by Mr. Weil, which warrants became exercisable upon consummation of our initial business combination.

(7)	Includes (i) 224,538 ordinary shares held by The Red Oak Fund, LP (“Red Oak”), (ii) 710,292 ordinary shares issuable upon the exercise of warrants held by Red Oak, (iii) 40,416 ordinary shares issuable upon exercise of unit purchase options (and the underlying warrants) held by Red Oak, (iv) 205,581 ordinary shares held by Pinnacle Opportunities Fund, LP (“Pinnacle”), (v) 637,282 ordinary shares issuable upon the exercise of warrants held by Pinnacle and (vi) 37,004 ordinary shares issuable upon exercise of unit purchase options (and the underlying warrants) held by Pinnacle. Mr. Sandberg is the controlling member of Red Oak Partners, LLC, the general partner of Red Oak and a managing member of Pinnacle Partners LLC, the general partner of Pinnacle, and accordingly may be deemed to beneficially own the ordinary shares held by Red Oak and Pinnacle. Information was derived from an Amendment No. 1 to Schedule 13G filed on February 13, 2014.

(8)	Includes (i) 2,470 ordinary shares issuable upon the exercise of warrants held by North Pole Capital Master Fund (“North Pole”), (ii) 55,067 ordinary shares held by Altaris Offshore (“AO”), (iii) 51,625 ordinary shares issuable upon the exercise of warrants held by AO, (iv) 594,315 ordinary shares held by Altaris Offshore Levered (“AOL”) and (v) 557,171 ordinary shares issuable upon exercise of warrants held by AOL. Polar Securities serves as investment advisor to North Pole, AO and AOL. Information was derived from an Amendment No. 2 to Schedule 13G filed on January 27, 2014.

Equity Compensation Plans

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	1,593,917
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,593,917

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

On May 20, 2013, the A. Lorne Weil 2006 Irrevocable Trust - Family Investment Trust, a trust of which A. Lorne Weil, his spouse and his descendants are among the beneficiaries, loaned us $100,000 to meet our working capital needs pending our initial business combination. This loan was evidenced by a promissory note payable upon consummation of our initial business combination, in cash without interest, or, at the holder’s discretion and upon approval by our shareholders (which was obtained in connection with the Merger), by conversion into warrants at a price of $0.50 per warrant. This note was converted into 200,000 warrants upon consummation of the Merger.

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

ES

In the fiscal year ended December 31, 2013 prior to the Merger, transactions with ES shareholders resulted in ES generating $244,000 in revenues, $147,000 in accounts receivables and $17,270,828 in accounts payables. ES also purchased equipment from its shareholders $5,276,000. Transactions with its directors resulted in $2,000 in accounts receivables and $22,000 in revenues. ES paid its directors $775,000 in salaries .

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

If either the ordinary share target or the maximum EBITDA target is met in any fiscal year, Energy Holding Corporation receives the maximum number of earnout shares indicated for the year. In the event the ordinary share target is not met but the combined company’s EBITDA falls within the minimum and maximum EBITDA target for a specified year, the number of earnout shares to be issued will be interpolated between such targets. In the event neither the ordinary share target nor the minimum EBITDA target is met in a particular year, but a subsequent year’s share price or EBITDA target is met, Energy Holding Corporation will earn the earnout shares for the previous year as if the prior year’s target had been met. Accounting for these earnout shares is further discussed in Note 19. “Restatement” to the consolidated financial statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Changes in Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K/A:

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Reorganization dated as of August 17, 2013 and as amended November 6, 2013, by and among the Company, Andina Merger Sub, Inc., Tecnoglass S.A., C.I. Energía Solar S.A. E.S. Windows and Tecno Corporation	By Reference	Schedule 14A	December 4, 2013
3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Form of First Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012

Exhibit No.	Description	Included	Form	Filing Date
4.5	Form of Second Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 7, 2012
10.1	Form of Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Shareholders.	By Reference	S-1/A	March 12, 2012
10.2	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.3	Advisory Services Agreement between the Company and Morgan Joseph TriArtisan LLC	By Reference	10-K/A	June 17, 2013
10.4	Promissory Note issued to A. Lorne Weil 2006 Irrevocable Trust - Family Investment Trust	By Reference	10-K	June 13, 2013
10.5	Indemnity Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.6	Additional Shares Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.7	Form of Lock-Up Agreement between the Company and Energy Holding Corporation	By Reference	8-K	August 22, 2013
10.8	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.9	Form of Subscription Agreement	By Reference	8-K	December 19, 2013
10.10	Form of Warrant/UPO Transfer Agreement	Herewith
10.11	Form of Indemnification Agreement	By Reference	8-K	March 6, 2014
21	List of subsidiaries.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

Exhibit No.	Description	Included	Form	Filing Date
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 27, 2016.

TECNOGLASS INC.

By:	/s/ Joaquin Fernandez
Name:	Joaquin Fernandez
Title:	Chief Financial Officer (Principal
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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer (Principal	May 27, 2016
Jose M. Daes	Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	May 27, 2016
Christian T. Daes

/s/ Joaquin Fernandez	Chief Financial Officer (Principal	May 27, 2016
Joaquin Fernandez	Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	May 27, 2016
A. Lorne Weil

/s/ Samuel R. Azout	Director	May 27, 2016
Samuel R. Azout

Name	Title	Date

/s/ Juan Carlos Vilarino	Director	May 27, 2016
Juan Carlos Vilarino

/s/ Martha Byorum	Director	May 27, 2016
Martha Byorum

/s/ Julio A. Torres	Director	May 27, 2016
Julio A. Torres

TECNOGLASS INC.

49

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

/s/ Marcum LLP

Marcum LLP

New York, NY

April 16, 2014, except for Notes 3, 11, 16 and 19 to the consolidated financial statements as to which the date May 27, 2016.

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

/s/ CROWE HORWATH CO S.A.

CROWE HORWATH CO S.A.

/s/ William Garcia Perez

William Garcia Perez

Audit Partner

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012
	(Restated)
Assets
Current assets
Cash	$2,866	$2,135
Restricted cash	3,633	-
Due from transfer agent	15,908	-
Subscription receivable	6,611	-
Investments	1,353	2,675
Trade accounts receivable, net	50,928	37,431
Unbilled receivables on uncompleted contracts	11,640	873
Due from related parties	21,418	5,294
Advances and other receivables	13,165	16,796
Deferred income taxes	2,321	75
Inventories	24,181	21,559
Prepaid expenses	824	1,606
Total current assets	154,848	88,444
Property, plant and equipment, net	87,382	63,032
Investments	-	1,198
Long term receivables from related parties	5,722	-
Other assets	262	1,344
Total assets	$248,214	$154,018

Liabilities and shareholders´ equity
Current liabilities
Short-term debt and current portion of long-term debt	$29,720	$7,125
Note payable to shareholder	80	-
Accounts payable and accrued expenses	29,285	19,189
Due to related parties	8,397	6,618
Taxes payables	4,847	4,063
Deferred income taxes	6,698	-
Labor liabilities	6	25
Accrued liabilities and provisions	994	1,714
Current portion of customer advances on uncompleted contracts	28,470	17,867
Total current liabilities	108,497	56,601
Warrant liability	18,280	-
Earnout share liability	18,254	-
Customer advances on uncompleted contracts	8,220	-
Long-term debt	48,097	50,130
Total liabilities	201,348	106,731

Commitments and contingencies

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and 2012	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,214,670 and 20,567,141shares issued and outstanding at December 31, 2013 and 2012, respectively	2	2
Legal reserves	1,367	1,367
Additional paid capital	20,319	44,219
Retained earnings (accumulated deficit)	20,608	(3,824)
Cumulative translation adjustment	4,570	5,523
Total shareholders´ equity	46,866	47,287
Total liabilities and shareholders´ equity	$248,214	$154,018

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

	Years ended December 31,
	2013	2012
	(Restated)
Operating revenues	$183,294	$130,324
Cost of sales	127,875	95,451
Gross profit	55,419	34,873

Operating expenses:
Selling	17,287	11,756
General and administration	10,862	12,138
Operating expenses net	28,149	23,894

Operating income	27,270	10,979

Change in fair value of warrant liability	7,626	-
Change in fair value of earnout share liability	2,120	-
Non-operating revenues	3,998	3,649
Interest expense	(7,886)	(5,513)

Income before taxes	33,128	9,115

Income tax provision	8,696	3,223
Net income	$24,432	$5,892

Comprehensive income:
Net income	$24,432	$5,892
Foreign currency translation adjustments	(953)	6,262
Total comprehensive income	$23,479	$12,154

Basic income per share	$1.18	$0.29

Diluted income per share	$1.18	$0.29

Basic weighted average common shares outstanding	20,677,067	20,567,141

Diluted weighted average common shares outstanding	20,714,275	20,567,141

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)
Net income	$24,432	$5,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	265	283
Provision for obsolete inventory	1,483	-
Depreciation and amortization	7,238	7,668
Change in fair value of warrant liability	(7,626)	-
Change in fair value of earnout share liability	(2,120)	-
Deferred income taxes	4,513	496
Changes in operating assets and liabilities:
Receivables	(20,891)	(13,297)
Deferred income taxes	98	(21)
Inventories	(6,143)	(5,229)
Prepaid expenses	646	(903)
Other assets	1,002	(119)
Accounts payable and accrued expenses	(11,216)	2,677
Taxes payable	1,151	(626)
Labor liabilities	(16)	(31)
Accrued liabilities and provisions	(598)	40
Related parties	375	-
Advances from customers	18,141	(4,113)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,734	(7,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	3,222	3,451
Proceeds from sale of property and equipment	-	13,793
Cash acquired from Andina Acquisition Corporation	3	-
Purchase of investments	(107)	(1,278)
Acquisition of property and equipment	(20,001)	(25,938)
Restricted cash	(3,746)	-
CASH USED IN INVESTING ACTIVITIES	(20,629)	(9,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	21,237	57,767
Repayments of debt	(12,865)	(48,590)
CASH PROVIDED BY FINANCING ACTIVITIES	8,372	9,177

Effect of exchange rate changes on cash and cash equivalents	2,254	5,650

NET INCREASE (DECREASE) IN CASH	731	(2,428)
CASH - Beginning of year	2,135	4,563
CASH - End of year	$2,866	$2,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,303	$5,555
Taxes	$4,183	$2,441

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	$17,686	$7,163

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2013 and 2012

(in thousands, except share data)

	Preferred Shares, $0.0001 Par Value		Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit)	Loss	Equity
Balance at January 1, 2012	-	$-	20,567,141	$2	$42,702	$1,367	$(9,716)	$(739)	$33,616

Dividends paid in stock	-	-	-	-	1,517	-	-		1,517

Foreign currency translation	-	-	-	-	-	-	-	6,262	6,262

Net income	-	-	-	-	-	-	5,892	-	5,892

Balance at December 31, 2012	-	-	20,567,141	2	44,219	1,367	(3,824)	5,523	47,287

Outstanding ordinary shares of Andina Acquisition at the time of the exchange	-	-	3,647,529	-	35,351	-	(38,877)	-	(3,526)

Recapitalization of Andina Acquisition accumulated deficit	-	-	-	-	(38,877)	-	38,877	-	-
Earnout share liability	-	-	-	-	(20,374)	-	-	-	(20,374)

Foreign currency translation	-	-	-	-	-	-	-	(953)	(953)

Net income (Restated)	-	-	-	-	-	-	24,432	-	24,432

Balance at December 31, 2013 (Restated)	-	$-	24,214,670	$2	$20,319	$1,367	$20,608	$4,570	$46,866

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

Note 3. Summary of Significant Accounting Policies (Restated)

Foreign Currency Translation

The consolidated financial statements are presented in United States Dollars, the reporting currency. The functional currency of the Company’s operations in Colombia is the Colombian Peso (COP). The financial statements of the Company’s foreign operations are prepared in the functional currency. In accordance with Accounting Standards Codification (ASC) ASC 830-30 Translation of Financial Statements , the Statements of Income and Comprehensive Income prepared in the functional currency are translated using average exchange rates for the respective periods. Assets and liabilities on the Balance Sheets are translated into the reporting currency using rates of exchange at the end of the period and the related translation adjustments are recorded as a separate component of Accumulated Other Comprehensive Income. Transaction and remeasurement gains or losses resulting from foreign currency transactions are recorded in the consolidated statement of operations.

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

Earnout shares liability

In accordance with ASC 815 – Derivatives and hedging, the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the consolidated statements of operations and comprehensive income.  Earnout shares are released from the escrow account upon achievement of the conditions set forth in the earnout share agreement. At this time the shares are recorded out of the earnout share liability and into common stock and additional paid in capital within the shareholders equity section of the Company’s consolidated balance sheets.

The fair value of the earnout shares liability is calculated using a Monte Carlo simulation, whereby future net revenue was simulated over the earnout period using a geometric Brownian Motion. Our model utilized management’s forecasted net sales and was performed in a risk-neutral environment. The inputs to the model were as follows:

	December 20, 2013	December, 31 2013
Stock Price	9.43	$8.55
Risk-free rate	0.74%	0.78%
Expected Term	3 years	3 years
Asset Volatility (level 3 input)	50%	50%
Equity Volatility (level 3 input)	58%	58%

The value of the earnout share liability is sensitive to changes in equity volatility and the forecasted EBITDA of the company.  An increase or decrease in the equity volatility of 5% would result in an increase or decrease in the value of the earnout share liability of approximately 0.3%, respectively. An increase or decrease in the EBITDA of 5% would result in an increase or decrease in the value of the earnout share liability of approximately 0.3%, respectively.

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance - December 20, 2013	$20,374
Fair value adjustment for year ended December 31, 2013	(2,120)
Balance at December 31, 2013	$18,254

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

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 5. Trade Accounts Receivable

Trade accounts receivable consists of the following:

	December 31,
	2013	2012
Trade accounts receivable	$51,331	$37,704
Less: Allowance for doubtful accounts	(403)	(273)
	$50,928	$37,431

The changes in allowances for doubtful accounts for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Balance at beginning of year	$273	$169
Provision for bad debts	265	283
Deductions and write-offs	(135)	(179)
Balance at end of year	$403	$273

Note 6. Advances and Other Receivables

	December 31,
	2013	2012
Advances to Suppliers and Loans	$8,310	$10,479
Prepaid Income Taxes and Social Contributions	$2,281	$2,705
Employee Receivables	$374	$69
Other Creditors	$2,200	$3,543
	$13,165	$16,796

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

Note 11. Income Taxes (Restated)

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

The components of income tax expense (benefit) are as follows:

	Years Ended
	Dec 31, 2013	Dec 31, 2012
Current income tax
Foreign	4,183	2,421
Deferred income Tax
Foreign	4,513	802
Total Provision for Income tax	8,696	3,223

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	Dec 31, 2013	Dec 31, 2012
Income tax expense at statutory rates	34.0%	33.0%

Non-deductible expenses	6.5%	4.80%
Non-taxable income	(14.3)%	(5.80)%
Effective tax rate	26.2%	32.0%

The Company has the following net deferred tax assets (in thousands):

December 31, 2013 (Restated)
Deferred tax assets:
Accounts Receivable Clients - Delivered	518
Accounts Receivable Clients - Poc	849
Depreciation	465
Provision Inventory	489
Total deferred tax assets	2,321

Deferred tax liabilities:
Inventory Not delivered	405
Accounts Receivable Clients - Poc	4,706
Depreciation	565
Financials Liabilities	78
Provision Accounts Receivable	944
Total deferred tax liabilities	6,698

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

The following is a summary of assets, liabilities, and income and expense transactions as of December 31, 2013 and 2012 with all related parties, shareholders, directors and managers:

	December 31,	December 31,
	2013	2012
Current Assets
Due from ESW LLC	$11,823	$1,761
Due from VS	5,050	2,963
Due from UT ESW	3,199	-
Due from other related parties	1,346	570
	$21,418	$5,294

Trade receivable from VS	$5,722	$-

	Year Ended
	2014	2013
Revenues-
Sales to ESW LLC and VS	$28,788	$26,123

Expenses-
Fees paid to Directors and Officers	1,327	592
Paid to other related parties	3,549	-

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

Guarantees to related parties are disclosed in Note 12 - Related Parties

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

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital

Long Term Incentive Compensation Plan

The Long-Term Incentive Plan will reserve a number of Company ordinary shares for issuance in accordance with the plan’s terms in an amount equal to 6% of the ordinary shares outstanding immediately after the closing of the merger (including the full amount of earn out shares). The company can offer its employees, officers, directors and consultants whose past, present and/or potential future contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards that may be provided under the plan, which include options, share appreciation rights, restricted shares and other share-based awards, are intended to enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. Awards under this plan may only be granted for ten years after December 20 th , 2013, the effective date of the plan and may only be exercised within ten years from the date of the grant, and five years in the case of an incentive share option granted to a person possessing more than 10% of the total combined voting power at the time of the grant.

Tecnoglass, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 16. Fair Value Measurements (Restated)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (at December 31, 2013)

	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Due from Continental Stock and Trust	15,908	-	-

Warrant Liability	-	-	18,280

Earnout share liability	-	-	18,254

Interest Rate Swap Derivative Liability		178

Foreign Currency Forward Liability		53

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

Note 19. Restatement

Restatement

This Note 19 to the consolidated financial statements discloses the nature of the restatements and adjustments and shows the impact of the restatements on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing activities, and financing activities, and the cumulative effects of these adjustments on the consolidated statement of operations, balance sheet, and cash flows for 2013. The annual impact on 2013 was an increase in pre-tax income and net income of $2.1 million.

Description of Restatement Matters and Restatement Adjustment

In preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company identified a non-cash error related to the accounting for the earnout shares as a liability as of December 20, 2013.

A description of the restatement adjustments is provided below:

(a)        The Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) as of August 17, 2013. Pursuant to the Merger Agreement, on the closing date of December 20, 2013, the Company issued 3,000,000 Ordinary Shares (“Earnout Shares”) to be held in escrow and to be released after the closing based on the Company’s achievement of specified share price targets or targets based on Tecnoglass Holding’s net earnings before interest income or expense, income taxes, depreciation, amortization and any expenses arising solely from the merger charged to income (“EBITDA”) in the fiscal years ending December 31, 2014, 2015 or 2016. The following table sets forth the targets and the number of Earnout Shares issuable upon the achievement of such targets:

	Ordinary Share Price Target	EBITDA Target		Number of Earnout Shares
		Minimum	Maximum	Minimum	Maximum
Fiscal year ending 12/31/14	$12.00 per share	$30,000	$36,000	416,667	500,000
Fiscal year ending 12/31/15	$13.00 per share	$35,000	$40,000	875,000	1,000,000
Fiscal year ending 12/31/16	$15.00 per share	$40,000	$45,000	1,333,333	1,500,000

Prior to December 31, 2015, the earnout shares were accounted for within equity at par value.  In accordance with ASC 815 – Derivatives and hedging, the earnout shares are not considered indexed to the Company’s own stock and therefore should have been accounted for as a liability with fair value changes being recorded in the consolidated statements of operations and comprehensive income.

The following analysis includes the financial statements as originally reported and as adjusted and takes into account the adjustment described above:

	Consolidated Balance Sheet December 31,
	Previously Reported	Adjustment	Restated
Earnout share liability	-	18,254	18,254
Total liabilities	183,094	18,254	201,348

Additional paid capital	40,693	(20,374)	20,319
Retained earnings (accumulated deficit)	18,488	2,120	20,608
Total shareholders´ equity	65,120	(18,254)	46,866
Total liabilities and shareholders´ equity	248,214	-	248,214

	Consolidated Statement of Operations
	Years ended December 31,
	Previously Reported	Adjustment	Restated

Operating income	27,270	-	27,270
Change in fair value of earnout share liability	-	2,120	2,120
Income before taxes	31,008	2,120	33,128
Net income	22,312	2,120	24,432

Total comprehensive income	21,359	2,120	23,479

Basic income per share	1.08	(0.10)	1.18
Diluted income per share	1.08	(0.10)	1.18

