Form 10-Q/A
period 2015-03-31
Tecnoglass Inc.
filed 2016-05-31
CIK 1534675

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

(57)(5) 3734000

(Issuer’s telephone number)

Former name, former address and former fiscal year, if changed since last report):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,914,764 ordinary shares as of March 31, 2016.

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 2 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Original Filing”) to correct misstatements and errors in the Company’s previously issued financial statements for the three months ended March 31, 2015.

In preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company identified six non-cash errors: (1) in the way the Company had accounted for the fair value and classification of its “earnout shares”, (2) in the classification and presentation of deferred tax assets and liabilities on the consolidated balance sheets, (3) in the classification of its shipping and handling costs in the consolidated statement of operations, (4) in the presentation of related party revenues on consolidated statements of operations and comprehensive income, (5) in the classification of purchases and sales of investments in the consolidated statements of cash flows, and (6) in the Company’s conclusion on certain variable interest entities. In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, the Company’s management assessed the materiality of the errors on a consolidated basis and concluded they were material to the financial statements for the year ended December 31, 2014 and the quarterly periods within both 2015 and 2014. The Company reported non-reliance on previously filed financial statements on a Form 8-k filed on April 6, 2016. With respect to the financial statements for the year ended December 31, 2014, the errors have been corrected in the Company’s 2015 10-K by form of a restatement. The corrections applicable to the three-month periods ended March 31, 2015 and 2014 are included in this Amendment No. 2 to the Original Filing, and are further described in Note 2, Correction of Misstatements and Errors.

No other changes have been made to the Original Filing other than to modify the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

2

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March	December
	31, 2015	31, 2014
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,132	$15,930
Trade accounts receivable, net	46,633	44,718
Due from related parties	33,542	28,564
Inventories, net	31,473	28,965
Other current assets	20,416	17,946
Total current assets	$149,196	$136,123

Long term assets:
Property, plant and equipment, net	$108,237	$103,980
Long term receivables from related parties	3,392	4,220
Other long term assets	5,734	6,200
Total long term assets	117,363	114,400
Total assets	$266,559	$250,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,328	$32,950
Due to related parties	4,040	1,999
Current portion of customer advances on uncompleted contracts	12,048	5,782
Short-term debt and current portion of long term debt	59,886	54,925
Note payable to shareholder	80	80
Earnout Share Liability	4,650	5,075
Other current liabilities	16,354	11,932
Total current liabilities	$132,386	$112,743

Long term liabilities:
Warrant liability	$14,913	$19,991
Earnout Share Liability	22,430	23,986
Customer advances on uncompleted contracts	6,767	8,333
Other long term liabilites	121	-
Long term debt	37,050	39,273
Total Long Term Liabilities	81,281	91,583
Total liabilities	$213,667	$204,326
COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,801,132 and 24,801,132 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Legal Reserves	1,367	1,367
Additional paid-in capital	26,140	26,140
Retained earnings	41,981	30,119
Accumulated other comprehensive income	(16,598)	(11,431)
Total shareholders’ equity	52,892	46,197
Total liabilities and shareholders’ equity	$266,559	$250,523

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
	(Restated)	(Restated)
Operating Revenues:
External customers	$38,100	$34,858
Related parties	13,943	12,983
Total operating revenues	52,043	47,841
Cost of sales	33,433	32,212
Gross profit	18,610	15,629

Operating expenses	10,608	7,772

Operating income	8,002	7,857

Gain (loss) on change in fair value of Earnout Shares	1,981	(5,311)
Gain (loss) on change in fair value of warrant liability	5,078	(8,880)
Non-operating income	3,725	1,286
Interest expense	(2,152)	(1,973)

Income (Loss) before taxes	16,634	(7,021)

Income tax provision	4,772	2,971

Net income (loss)	$11,862	$(9,992)

Comprehensive income:

Net income (loss)	11,862	(9,992)
Foreign currency translation adjustments	(5,167)	(176)

Total comprehensive income (loss)	$6,695	$(10,168)

Basic income (loss) per share	$0.48	$(0.41)

Diluted income (loss) per share	$0.42	$(0.41)

Basic weighted average common shares outstanding	24,801,132	24,242,315

Diluted weighted average common shares outstanding	28,114,251	24,242,315

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,862	$(9,992)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	-	20
Depreciation and amortization	2,501	1,952
Loss on disposition of assets	(9)	-
Loss on change in fair value of derivative liability	(18)	(67)
(Gain) loss on change in fair value of warrant liability	(5,078)	8,880
(Gain) loss on change in fair value of earnout share liability	(1,981)	5,311
Deferred income taxes	(157)	548
Changes in operating assets and liabilities:
Trade accounts receivable	(5,099)	(3,792)
Inventories	(4,928)	1,480
Prepaid expenses and other current assets	153	(297)
Other assets	(3,325)	(6,123)
Trade accounts payable	4,398	(7,365)
Customer advances on uncompleted contracts	5,954	1,909
Related parties	(4,397)	(6,220)
Other current liabilities	5,463	2,375
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,339	(11,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	255	59
Purchase of investments	(403)	(409)
Acquisition of property and equipment	(4,769)	(1,185)
CASH USED IN INVESTING ACTIVITIES	(4,917)	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	22,255	23,229
Proceeds from the sale of common stock	-	1,000
Repayments of debt	(21,767)	(16,530)
Proceeds from merger	-	22,519
CASH PROVIDED BY FINANCING ACTIVITIES	488	30,218

Effect of exchange rate changes on cash and cash equivalents	292	100

NET INCREASE IN CASH	1,202	17,402

Cash - Beginning of period	15,930	2,866
Cash - End of period	$17,132	$20,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,385	$1,469
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	$9,100	$55

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

Note 2. Correction of Misstatements and Errors

The Company identified and corrected six non-cash errors in its annual financial statements for the year ended December 31, 2014. The errors, which are also addressed in these amended condensed financial statements as of March 31, 2015, occurred: (1) in the way the Company had accounted for the fair value and classification of its EBITDA/Ordinary Share Price Shares or “earnout shares”, (2) in the classification and presentation of deferred tax assets and liabilities, (3) in the classification of its shipping and handling costs, (4) in the presentation of related party revenue on consolidated statements of operations and comprehensive income and the identification of certain related parties as such, (5) in the classification of purchases and sales of investments in the consolidated statements of cash flows, and (6) in the Company’s conclusion on certain variable interest entities.

A description of each misstatement or error is provided below and additional detail is provided in other notes to these condensed consolidated financial statements:

(a) Earnout shares - The Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) as of August 17, 2013. Pursuant to the Merger Agreement, on the closing date of December 20, 2013, the Company issued 3,000,000 Ordinary Shares (“Earnout Shares”) to be held in escrow and to be released after the closing based on the Company’s achievement of specified share price targets or targets based on Tecnoglass Holding’s net earnings before interest income or expense, income taxes, depreciation, amortization and any expenses arising solely from the merger charged to income (“EBITDA”) in the fiscal years ending December 31, 2014, 2015 or 2016.

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

Prior to December 31, 2015, the earnout shares were accounted for within equity at par value. In accordance with ASC 815 – Derivatives and Hedging, the earnout shares are not considered indexed to the Company’s own stock and therefore should have been accounted for as a liability with fair value changes being recorded in the consolidated statements of operations and comprehensive income, Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 2.

(b) Deferred tax assets and liabilities – The Company was presenting deferred tax assets and liabilities on a gross basis on the balance sheet as at December 31, 2014. Per ASC 740 – Income Taxes, for a particular tax-paying component of an entity and within a particular tax jurisdiction, all current deferred tax liabilities and assets shall be offset and presented as a single amount and all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount.

Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 2. The deferred tax assets and liabilities have been reclassified and presented in current and long-term assets and liabilities in the condensed consolidated balance sheets presented as of March 31, 2015 and December 31, 2014.

(c) Shipping and handling costs – For the year ended December 31, 2015, the Company recorded and presents shipping and handling costs in selling expenses whereas in prior financial statements these expenses had been partially reported in cost of sales.

Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 2. The amounts of shipping and handling costs have been reclassified and are presented as operating expenses in the condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2015 and 2014.

(d) Related party revenue – In accordance with Rule 4-08 (k) of Regulation S-X related party revenue should be presented in the statements of operations and other comprehensive income. These amounts were included as part of total Operating Revenues in previous financial statements for the three-month periods ended March 31, 2015 and 2014. Additionally, the Company did not adequately identify certain related parties as such in previous filings and is correcting presentation to include disclosure of transactions with all related parties.

Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 2. Related party revenues are now presented separately in the condensed consolidated statements of operations and comprehensive income.

(e) Cash flow from investing activities – Cash flows from the sale and purchase of investments were presented on a net basis within cash flow from investing activities. The Company now presents the sales and purchases of investments on a gross basis within cash flow from investing activities. This did not result in a change in total cash flow from investing activities in the three-month periods ended March 31, 2015 and 2014.

(f) Variable Interest Entities - The Company’s analysis that was performed previously for the preparation of the financial statements as of December 31, 2014 concluded that these entities were VIEs. However, further analysis of the facts and circumstances surrounding the Company’s accounting of ESW LLC and VS performed during 2015 determined that the prior analysis was in error.

The correction resulted in no changes to the financial statements for the three- and nine- month periods ended September 30, 2015, other than associated related party footnote disclosures.

The following table includes the financial statements as originally reported and as adjusted and takes into account the following adjustments:

Condensed Consolidated Balance Sheets

	March 31, 2015			December 31, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated	Reference
ASSETS
Current assets:
Cash and cash equivalents	17,132		17,132	15,930		15,930
Trade accounts receivable, net	47,504	(871)	46,633	44,955	(237)	44,718	d
Due from related parties	32,671	871	33,542	28,327	237	28,564	d
Inventories, net	31,473		31,473	28,965		28,965
Other current assets	25,653	(5,237)	20,416	23,319	(5,373)	17,946	b, d
Total current assets	154,433	(5,237)	149,196	141,496	(5,373)	136,123

Long term assets:
Property, plant and equipment, net	108,237		108,237	103,980		103,980
Long term receivables from related parties	3,392		3,392	4,220		4,220
Other long term assets	5,734		5,734	6,195	5	6,200	b
Total long term assets	117,363	-	117,363	114,395	5	114,400
Total assets	271,796	(5,237)	266,559	255,891	(5,368)	250,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	35,780	(452)	35,328	33,493	(543)	32,950	d
Due to related parties	3,588	452	4,040	1,456	543	1,999	d
Current portion of customer advances on uncompleted contracts	12,048		12,048	5,782		5,782
Short-term debt and current portion of long term debt	59,886		59,886	54,925		54,925
Note payable to shareholder	80		80	80		80
Earnout Share Liability		4,650	4,650		5,075	5,075	a
Other current liabilities	21,712	(5,358)	16,354	17,300	(5,368)	11,932	b
Total current liabilities	133,094	(708)	132,386	113,036	(293)	112,743

Long term liabilities:
Warrant liability	14,913		14,913	19,991		19,991
Earnout Share Liability	-	22,430	22,430	-	23,986	23,986	a
Customer advances on uncompleted contracts	6,767		6,767	8,333		8,333
Other long term liabilites	-	121	121	-		-	b
Long term debt	37,050		37,050	39,273		39,273
Total Long Term Liabilities	58,730	22,551	81,281	67,597	23,986	91,583
Total liabilities	191,824	21,843	213,667	180,633	23,693	204,326
COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015	-		-	-		-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 24,801,132 and 24,801,132 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2		2	2		2
Legal Reserves	1,367		1,367	1,367		1,367
Additional paid-in capital	46,514	(20,374)	26,140	46,514	(20,374)	26,140	a
Retained earnings	48,687	(6,706)	41,981	38,806	(8,687)	30,119	a
Accumulated other comprehensive income	(16,598)	-	(16,598)	(11,431)	-	(11,431)
Total shareholders’ equity	79,972	(27,080)	52,892	75,258	(29,061)	46,197
Total liabilities and shareholders’ equity	271,796	(5,237)	266,559	255,891	(5,368)	250,523

Condensed Consolidated Statement of Operations

	Three months ended March 31, 2015			Three months ended March 31, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated	Reference
Operating Revenues:
External customers	52,043	(13,943)	38,100	47,841	(12,983)	34,858	d
Related parties	-	13,943	13,943	-	12,983	12,983	d
Total operating revenues	52,043	-	52,043	47,841	-	47,841
Cost of sales	34,861	(1,428)	33,433	33,245	(1,033)	32,212	c
Gross profit	17,182	1,428	18,610	14,596	1,033	15,629

Operating expenses	9,180	1,428	10,608	6,739	1,033	7,772	c

Operating income	8,002	-	8,002	7,857	-	7,857

Gain (Loss) on change in fair value of Earnout Shares	-	1,981	1,981	-	(5,311)	(5,311)	a
Gain (loss) on change in fair value of warrant liability	5,078		5,078	(8,880)		(8,880)
Non-operating income	3,725		3,725	1,286		1,286
Interest expense	(2,152)		(2,152)	(1,973)		(1,973)

Income (Loss) before taxes	14,653	1,981	16,634	(1,710)	(5,311)	(7,021)

Income tax provision	4,772		4,772	2,971		2,971

Net income (loss)	9,881	1,981	11,862	(4,681)	(5,311)	(9,992)

Comprehensive income:

Net income (loss)	9,881	1,981	11,862	(4,681)	(5,311)	(9,992)
Foreign currency translation adjustments	(5,167)	-	(5,167)	(176)	-	(176)

Total comprehensive income (loss)	4,714	1,981	6,695	(4,857)	5,311	(10,168)

Basic income (loss) per share	0.40	0.08	0.48	(0.19)	(0.22)	(0.41)

Diluted income (loss) per share	0.35	0.07	0.42	(0.19)	(0.22)	(0.41)

Basic weighted average common shares outstanding	24,801,132		24,801,132	24,242,315		24,242,315

Diluted weighted average common shares outstanding	28,114,251	-	28,114,251	24,242,315		24,242,315

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	9,881	1,981	11,862	(4,681)	(5,311)	(9,992)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts			-	20		20
Depreciation and amortization	2,501		2,501	1,952		1,952
Loss on disposition of assets	(9)		(9)	-		-
Loss on change in fair value of derivative liability	(18)		(18)	(67)		(67)
(Gain) loss on change in fair value of warrant liability	(5,078)		(5,078)	8,880		8,880
(Gain) loss on change in fair value of earnout share liability	-	(1,981)	(1,981)	-	5,311	5,311	a
Deferred income taxes	(157)		(157)	548		548
Changes in operating assets and liabilities:
Trade accounts receivable	(6,008)	909	(5,099)	(4,436)	644	(3,792)	d
Inventories	(4,928)		(4,928)	1,480		1,480
Prepaid expenses and other current assets	153		153	(297)		(297)
Other assets	(3,325)		(3,325)	(6,123)		(6,123)
Trade accounts payable	4,871	(473)	4,398	(7,400)	35	(7,365)
Customer advances on uncompleted contracts	5,954		5,954	1,909		1,909
Related parties	(3,961)	(436)	(4,397)	(5,541)	(679)	(6,220)	d
Other current liabilities	5,463		5,463	2,375		2,375
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,339	-	5,339	(11,381)	-	(11,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	49	206	255	59		59
Purchase of investments	(197)	(206)	(403)	(409)		(409)	e
Acquisition of property and equipment	(4,769)		(4,769)	(1,185)		(1,185)
CASH USED IN INVESTING ACTIVITIES	(4,917)	-	(4,917)	(1,535)	-	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	22,255		22,255	23,229		23,229
Proceeds from the sale of common stock	-		-	1,000		1,000
Repayments of debt	(21,767)		(21,767)	(16,530)		(16,530)
Proceeds from merger	-		-	22,519		22,519
CASH PROVIDED BY FINANCING ACTIVITIES	488	-	488	30,218	-	30,218

Effect of exchange rate changes on cash and cash equivalents	292	-	292	100	-	100

NET INCREASE IN CASH	1,202	-	910	17,402	-	17,302

Cash - Beginning of period	15,930		15,930	2,866		2,866
Cash - End of period	17,132		17,132	20,268		20,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	1,385		1,385	1,469		1,469
Taxes	-		-	-		-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	9,100		9,100	55		55

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

These unaudited condensed consolidated financial statements include the consolidated results of TGI, its indirect wholly owned subsidiaries TG and ES, and its direct subsidiaries Tecno LLC and Tecno RE. Material intercompany accounts, transactions and profits are eliminated in consolidation. The unaudited condensed consolidated financial statements are prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim reporting purposes.

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Estimates inherent in the preparation of these, consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants, earnout share liability and other derivative financial instruments. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material, except for warrant liability and earnout share liability further discussed below in this note and Note 10 and 11.

Foreign Currency Translation

The consolidated financial statements are presented in U.S. Dollars, the reporting currency. Our foreign subsidiaries’ local currency is the Colombian Peso, which is also their functional currency as determined by the analysis markets, costs and expenses, assets, liabilities, financing and cash flow indicators. As such, our subsidiaries’ assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with equity being translated at the historical rates. Revenues and expenses of our foreign subsidiaries are translated at the average exchange rates for the period. The resulting cumulative foreign currency translation adjustments from this process are included as a component of accumulated other comprehensive income (loss). Therefore, the U.S. Dollar value of these items in our financial statements fluctuates from period to period.

Also, exchange gains and losses arising from transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as foreign exchange gains and losses within non-operating income, net.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery of product and/or services, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and do not have a material effect on the Company’s financial statements.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Interest caused while acquired property is under construction and installation are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income as a reduction to, or increase in selling, general and administrative expenses. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Buildings	20 years
Machinery and equipment	10 years
Furniture and fixtures	10 years
Office equipment and software	5 years
Vehicles	5 years

Earnout shares liability (Restated)

In accordance with ASC 815 – Derivatives and hedging, the Company’s EBITDA/Ordinary Share Price Shares (“Earnout Shares”) are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the consolidated statements of operations and comprehensive income. This liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until released or until the expiration of the liability in December 31, 2016 under the governing agreement, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

When the earnout shares are released from the escrow account upon achievement of the conditions set forth in the earnout share agreement, the Company records the fair value of the released shares out of the earnout share liability and into common stock and additional paid-in capital within the shareholders equity section of the Company’s condensed consolidated balance sheets.

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

The Company determines the fair value of warrant liability at each reporting period using the Binomial Lattice options pricing model. In general, the inputs used are unobservable and the fair value measurement of the warrant liability is classified as a Level 3 measurement under guidance for fair value measurements hierarchy of categorization to reflect the level of judgment and observability of the inputs involved in estimating fair values. Refer to Note 11 for additional details about the Company’s warrants.

When the warrants are exercised for ordinary shares, the Company re-measures the fair value of the exercised warrants as of the date of exercise using available fair value methods and records the change in fair value in the consolidated statement of operations, and records the fair value of the exercised warrants as additional paid in capital in the shareholders equity section of the Company’s consolidated balance sheet.

Unit Purchase Options

The Unit Purchase Options (“UPOs”) are derivative contracts in the entity’s own equity in accordance with guidance in ASC 815-40, paragraphs 15-5 through 15-8 and are not accounted for as assets or liabilities requiring fair value estimates for the derivative contract in each reporting period. The Company accounted for the UPOs, at issuance date in March 2012, at fair value calculated using a Black-Scholes option-pricing model, including the amount of $500,100 received in cash payments, as an expense of the Public Offering resulting with a charge directly to shareholders equity. In November and December 2015, holders of UPOs exercised 803,468 unit options (one share and one warrant) and simultaneously exercised the underlying warrants on a cashless basis, resulting in the issuance of 592,656 ordinary shares. No cash was received in this simultaneous transaction. Because the UPOs are accounted for in shareholders’ equity as instruments indexed to the Company’s own equity, and no cash or other consideration was received or liabilities were settled, there is no measurement or re-measurement of fair value for the purposes of reclassification out of retained earnings into additional paid-in capital.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company considered the dilutive effect of warrants to purchase ordinary shares in the calculation of diluted income per share, which resulted in 28,114,251 shares of dilutive securities for the three-month period ended March 31, 2015. The computation of diluted earnings per share for the three months ended March 31, 2014 excludes the effects of dilutive options, warrants and other potentially dilutive securities because their inclusion, given a net loss for the period, would be anti-dilutive. Earnings per share here presented differ from previously reported earnings per share as net income changed as explained in Note 2. Correction of Misstatements and Errors.

The following table sets forth the computation of the basic and diluted earnings per share for the three-month periods ended March 31, 2015 and 2014:

	March 31,
	2015	2014
Numerator for basic and diluted earnings per shares
Net Income (loss)	$11,862	$(9,992)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	24,801,132	24,242,315
Effect of dilutive warrants	3,313,119	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	28,114,251	24,242,315

Basic earnings per ordinary share	$0.48	$(0.41)
Diluted earnings per ordinary share	$0.42	$(0.41)

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service, and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products. The Company evaluated historical information regarding claims for replacements under warranties and concluded that the costs that the Company have incurred in relation to these warranties have not been material.

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

Shipping and Handling Costs (Restated)

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the three-month periods ended March 31, 2015 and 2014 were $2,248 and $1,676, respectively. The Company reclassified presentation of shipping and handling expenses compared to previously reported financial statements as discussed in Note 2. Correction of Misstatements and Errors.

Recently Issued Accounting Pronouncements

On February 25, 2016, the FASB released ASU 2016-02, “Leases – ASC 842”, completing its project to overhaul lease accounting under ASC 840. The new guidance requires the recognition of most leases on its balance sheet. Also, a modified retrospective transition will be required, although there are significant elective transition reliefs available for both lessors and lessees. This standard is effective for public companies in fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of analyzing the new standard.

Note 4. Inventories, net

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

Note 6. Long-Term Debt

At March 31, 2015, the Company owed approximately $ 96,936 under its various borrowing arrangements with several banks in Colombia, Panama, the United States and including obligations under various capital leases. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.9% to 12.03%. These loans are generally secured by substantially all of the Company’s accounts receivable and / or inventory. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

The mortgage loan from TD Bank N.A. for real property acquired in December 2014 by Tecno RE includes requirements that the Company has to maintain debt service coverage ratios to be evaluated annually, as well a loan-to-value ratio evaluation from time to time by the bank.

	March 31,	December 31,
	2015	2014
Obligations under borrowing arrangements	$96,936	$94,198
Less: Current portion of long-term debt and other current borrowings	59,886	54,925
Long-term debt	$37,050	$39,273

Maturities of long-term debt and other current borrowings are as follows as of March 31, 2015:

12 months ending March 31,

2016	$59,886
2017	13,648
2018	7,963
2019	5,939
Thereafter	9,499
Total	$96,936

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

Proceeds from debt and repayments of debt for the three months ended March 31, 2015 and 2014 are as follows:

	March 31,
	2015	2014
Proceeds from debt	$22,255	$23,229
Repayments of debt	$21,767	$16,530

The Company acquired assets under capital leases for the three months ended March 31, 2015 and 2014 for $9,100 and $55, respectively.

The Company had $7,194and $7,362 of property, plant and equipment as well as $404 and $435 of other long term assets pledged to secure $ 25,140 and $26,856 under various lines of credit as of September 30, 2015 and December 31, 2014, respectively.

Interest expense for the three-month periods ended March 31, 2015 and 2014 was $2,152 and $1,973, respectively.

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

The Company's effective tax rates for the three-month periods ended March 31,2015 and reflect the non-cash, non-deductible losses and non-taxable gains from changes in the fair values of the Company’s warrant and earnout shares liabilities in the table below:

	Three months ended March 31,
	2015	2014
Change in fair value of warrant liability	-5,078	8,880
Change in fair value of earnout shares liability	$-1,980	$4,544
Total non-cash, nontaxable effects of changes in fair value of liabilities	-7,058	13,424

In addition, the Company’s statutory tax rate increased from 34% in 2014 to 39% in 2014 because of the tax reform mentioned above.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2015:

	Quotes Prices in Active	Significant Other Observable	Significant Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	14,913
Earnout shares liability			27,080
Interest Rate Swap Derivative Liability	-	107	-

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014:

	Quotes Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	19,991
Earnout shares liability			22,798
Interest Rate Swap Derivative Liability	-	134	-

Note 9. Segment and Geographic Information

The Company operates a single segment business for product consisting of four geographical sales territories as follows:

	Three months ended March 31,
	2015	2014
Colombia	$17,382	$20,955
United States	31,678	21,867
Panama	1,468	4,415
Other	1,515	604
Total Revenues	$52,043	$47,841

Note 10. Earnout Share Liability (Restated)

The earnout shares liability is subject to re-measurement at each balance sheet date until the shares are released or until the expiration of the liability at December 31, 2016 under the governing agreement, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

When the earnout shares are released from the escrow account upon achievement of the conditions set forth in the earnout share agreement, the Company records the fair value of the released shares out of the earnout share liability and into common stock and additional paid-in capital within the shareholders equity section of the Company’s condensed consolidated balance sheets.

The Company determines the fair value of the earnout share liability using a Monte Carlo simulation, which models future EBITDA and ordinary share stock prices during the earn-out period using the Geometric Brownian Motion. This model is dependent upon several variables such as the earnout share agreement’s expected term, expected risk-free interest rate over the expected term, the equity volatility of the Company’s stock price over the expected term, the asset volatility, and the Company’s forecasted EBITDA. The expected term represents the period of time that the earnout shares agreement is expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected term of the earnout share agreement at the date of valuation. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies. The inputs to the model were stock price, risk-free rate, expected term and volatility. In general, the inputs used are unobservable; therefore unless indicated otherwise, the earnout share liability is classified as Level 3 under guidance for fair value measurements hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$29,061
Fair value adjustment - three months ended March 31, 2015	-1,981
Balance - March 31, 2015	27,080

Note 11. Warrant Liability

Prior to the Merger on December 20, 2013 the Company issued an aggregate of 9,200,000 warrants to purchase its ordinary shares as follows: 4,200,000 warrants issued in connection with Andina’s Initial Public Offering, 4,800,000 warrants issued in connection with a Private Placement simultaneous with the Initial Public Offering and 200,000 working capital warrants issued upon conversion of a promissory note at the closing of the Merger. Following the Notice of Effectiveness of its Registration Statement on June 16, 2014, an aggregate of 102,570 warrants have been exercised by investors resulting in a net 9,097,430 warrants outstanding as of March 31, 2015. The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term because of the down round protection. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. Expected dividend yield is based on historical trends. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly traded companies.

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

When the warrants are exercised for ordinary shares, the Company re-measures the fair value of the exercised warrants as of the date of exercise using quoted prices on the OTC Pink Markets and records the change in fair value in the consolidated statement of operations, and records the fair value of the exercised warrants as additional paid-in capital in the shareholders equity section of the Company’s balance sheet.

No warrants were exercised by warrant holders in the three-month periods ended March 31, 2015 and 2014.

Note 12. Related Parties

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

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended March 31,
	2015	2014
Revenues
Sales to ESW LLC	$11,871	$8,513
Sales to VS	1,046	3,665
Sales to other related parties	1,026	805
Sales to related parties	13,943	12,983

Expenses
Fees paid to Directors and Officers	389	117
Paid to other related parties *	581	128

	March 31,	December 31,
	2015	2014
Current Assets
Due from ESW LLC	$18,853	$13,814
Due from VS	7,654	7,979
Due from UT ESW	2,103	2,000
Due from other related parties	4,932	4,771
	$33,542	$28,564

Long term payment agreement from VS	$3,392	$4,220

Liabilities
Due to A Construir S.A.	$(2,424)	$(995)
Due to other related parties	(1,616)	(1,004)
	4,040	1,999

Payments to other related parties in 2015 and 2014 consist primarily of donations to Fundación Tecnoglass and sales commissions.

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

In April 2014, the Company guaranteed approximately $300 of bank loans for the Company’s Foundation. As of March 31, 2015, the loan balance was $ 300 and the guarantee is in good standing.

In December 2014, ESW LLC guaranteed a mortgage loan for $3,920 for the acquisition of real properties in Miami-Dade County, Florida in favor of Tecnoglass RE, a wholly owned subsidiary of the Company.

Analysis of Variable Interest Entities

The Company conducted an evaluation as a reporting entity of its involvement with certain significant related party business entities as of March 31, 2015 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated the purpose for which these entities were created and the nature of the risks in the entities as required by the guidance under ASC 810-10-25 - Consolidation and related Subsections.

From all the entities analyzed, only two entities, ESW LLC and VS, resulted in having variable interests. However, as of the date of the initial evaluation and for the three months ended March 31, 2015, the Company concluded that both entities are not deemed VIEs and as such these entities should not be consolidated within the Company’s consolidated financial statements.

The Company’s analysis that was performed previously for the preparation of the financial statements as of December 31, 2014 concluded that these entities were VIEs. However, further analysis of the facts and circumstances surrounding the Company’s accounting of ESW LLC and VS performed during 2015 determined that the prior analysis was in error. The Company considered a quantitative and qualitative materiality assessment of the disclosure error and concluded it was not material to the Company’s previously reported financial statements.

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

In Panama, ES sells products primarily to companies participating in large construction projects in the higher income areas of the city. ES products were supplied in the Soho Plaza, a complex of a shopping mall and two skyscrapers that brought in approximately $18 million in revenues to the Company since the inception of the contract in 2012.

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

Liquidity

As of March 31, 2015 and December 31, 2014, the Company had cash and cash equivalents of approximately $15 million and $16 million, respectively. The Company expects that cash flow from operations, proceeds from borrowings under the Company’s lines of credit, and the proceeds from the merger will be its primary sources of liquidity and will be sufficient to fund the Company’s cash requirements for the next twelve months.

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

Results of Operations

	For the three months ended March 31
	2015	2014
Operating revenues	$52,043	$47,841
Cost of sales	33,433	32,212
Gross Profit	18,610	15,629
Selling, general and administrative expenses	10,608	7,772
Operating income	8,002	7,857
Gain (Loss) on change in fair value of earnout share liability	1,981	(5,311)
Non-operating revenues, net	3,725	1,286
Interest Expense	(2,152)	(1,973)
Change in fair value of warrant liability	5,078	(8,880)
Income tax provision	(4,772)	(2,971)
Net income (loss)	$11,862	$(9,992)

Comparison of quarterly periods ended March 31, 2015 and March 31, 2014

The Company’s net operating revenues increased $4.2 million or 8.8% from $47.8 million to $ 52.0 million for the quarterly period ended March 31, 2015 compared the quarterly period ended March 31, 2014.

Sales in the U.S. market for the quarterly period ended March 31, 2015 increased $9.8 million or 44.9 % compared to the quarterly period ended March 31, 2014. The Company’s sales in the American market continue to grow primarily in the South Florida region, where the Company has historically had a stronger presence as a supplier of windows and doors for high-rise buildings. Sales in the Colombian market with a significant participation of long-term contracts priced in local currency, presented a $3.6 million decline or 17.1 % for the quarters ended March 31, 2015 compared to the same period of 2014, primarily as an effect of a decline in the Colombian peso. In terms of local currency, sales in Colombia decreased by 1.3% between the quarterly periods ended March 31, 2015 and 2014. Sales to Panama declined by $2.9 million, or 66.7 % from the first quarter of 2014 to the first quarter of 2015.

Sales margins increased from 32.7 % to 35.8% in the quarterly periods ended March 31, 2015 and 2014. Costs of sales increased $1.2 million, or 3.8% in the quarters ended March 31, 2015 and 2014. The increase in indirect cost of manufacturing is below the growth level for sales as most of these are fixed costs.

Selling and Administrative Expenses increased 36.5% from $7.8 million to $10.6 million, or in the quarterly period ended March 31, 2015 when compared to the quarterly period ended March 31, 2014. The increase was primarily the result of a new temporary tax on equity in the most recent reform to the Colombian Tax Statute in December 2014 for taxable years 2015, 2016 and 2017 which amounted to $0.8 million for 2015 and must be charged in January 1, 2015 for the taxable year, as well as increased sales commissions and shipping expenses for higher sales outside Colombia and amortizations of Notices of Acceptance purchased during 2014.

A non-cash, gain of $2.0 million arose from the increase in the fair value of the earnout share liability in the three-month period ended March 31, 2015 relative to its fair value at December 31, 2014. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements

Non-operating revenues rose $2.4 million or 190%, from $1.3 million in the three months ended March 31, 2014 to $3.7 million in the same period of 2015 as an effect of foreign currency transaction gains.

An extraordinary non-cash, non-operating gain of $5.1 million arose from the increase in the fair value of the warrant liability in the three-month period ended March 31, 2015 relative to its fair value at December 31, 2014. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

As a result of the foregoing, the Company recorded a net income for the three month period ended March 31, 2015 of $9.9 million ($ 0.35 per diluted share); compared to a loss of $4.7 million net income ($0.20 per diluted share) in the three month period ended March 31, 2014.

During the three month periods ended March 31, 2015 and 2014, $5.3 million and $11.1 million were generated and used from operating activities, respectively. The principal use of cash was an increase in trade accounts receivable that occurred as a consequence of higher sales, in spite of days sales outstanding being reduced by 6 days. During the three months ended in March 31, 2015, the Company made capital expenditures for $13.9 million, of which $9.1 million were financed with bank loans and capital leases.

	Three months ended
	March 31, 2015	March 31, 2014

Cash Flow from Operating Activities	$5,339	(11,381)
Cash Flow from Investing Activities	(4,917)	(1,535)
Cash Flow from Financing Activities	488	30,218
Effect of exchange rates on Cash and Cash Equivalents	292	100
Cash Balance - Beginning of Period	15,930	2,866
Cash Balance - End of Period	$17,132	20,268

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

Additionally, in preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we identified several control~~s~~ deficiencies that resulted in audit adjustments to the Company´s consolidated financial statements regarding~~,~~ earnout shares, shipping costs, netting of deferred taxes, in the presentation of related party revenue on consolidated statements of operations and comprehensive income and the identification of certain related parties in the classification of purchases and sales of investments in the consolidated statements of cash flows, and in the conclusion of certain variable interest entities.  The corrections of these errors are being addressed within the 2015 Annual Report on Form 10-K (and corresponding 2014 period) and the amended quarterly reports on Form 10-Q for 2015 (and the corresponding 2014 periods).

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

Date: May 31, 2016

