Form 10-Q/A
period 2015-06-30
Tecnoglass Inc.
filed 2016-05-31
CIK 1534675

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

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 2 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Original Filing”) to correct misstatements and errors in the Company’s previously issued financial statements for the six months ended June 30, 2015.

In preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company identified six non-cash errors: (1) in the way the Company had accounted for the fair value and classification of its “earnout shares”, (2) in the classification and presentation of deferred tax assets and liabilities on the consolidated balance sheets, (3) in the classification of its shipping and handling costs in the consolidated statement of operations, (4) in the presentation of related party revenues on consolidated statements of operations and comprehensive income, (5) in the classification of purchases and sales of investments in the consolidated statements of cash flows, and (6) in the Company’s conclusion on certain variable interest entities. In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, the Company’s management assessed the materiality of the errors on a consolidated basis and concluded they were material to the financial statements for the year ended December 31, 2014 and the quarterly periods within both 2015 and 2014. The Company reported non-reliance on previously filed financial statements on a Form 8-k filed on April 6, 2016. With respect to the financial statements for the year ended December 31, 2014, the errors have been corrected in the Company’s 2015 10-K by form of a restatement. The corrections applicable to the three- and six-month periods ended June 30, 2015 and 2014 are included in this Amendment No. 2 to the Original Filing, and are further described in Note 2, Correction of Misstatements and Errors.

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

2

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June	December
	30, 2015	31, 2014
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,018	$15,930
Trade accounts receivable, net	53,604	44,718
Due from related parties	31,968	28,564
Inventories, net	40,097	28,965
Other current assets	21,316	17,946
Total current assets	163,003	136,123

Long term assets:
Property, plant and equipment, net	126,340	103,980
Long term receivables from related parties	3,392	4,220
Other long term assets	5,946	6,200
Total long term assets	135,678	114,400
Total assets	$298,681	$250,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade Accounts payable	$43,192	$34,036
Due to related parties	4,113	913
Current portion of customer advances on uncompleted contracts	10,356	5,782
Short-term debt and current portion of long term debt	58,217	54,925
Note payable to shareholder	79	80
Earnout Share Liability	12,573	5,075
Other current liabilities	15,785	11,932
Total current liabilities	$144,315	$112,743

Long term liabilities:
Warrant liability	$31,304	$19,991
Earnout Share Liability	18,395	23,986
Other Current Liabilities	121	-
Customer advances on uncompleted contracts	10,645	8,333
Long term debt	56,654	39,273
Total long term liabilities	117,119	91,583
Total liabilities	$261,434	$204,326

COMMITMENTS AND CONTINGENCIES

Shareholders' equity

Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015	$0	$0

Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 25,301,132 and 24,801,132 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	2

Legal Reserves	1,367	1,367
Additional paid-in capital	31,905	26,140
Retained earnings	20,981	30,119
Accumulated other comprehensive loss	(17,009)	(11,431)
Total shareholders’ equity	37,247	46,197
Total liabilities and shareholders’ equity	$298,681	$250,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues:
External customers	$45,830	$38,043	$83,930	$72,901
Related parties	12,223	13,893	26,166	26,876
Total operating revenues	58,053	51,936	110,096	99,777
Cost of sales	37,179	33,959	70,612	66,171
Gross Profit	20,874	17,977	39,484	33,606

Operating expenses	11,566	9,558	22,174	17,330

Operating income	9,308	8,419	17,310	16,276

Loss on change in fair value of Earnout Shares	(9,653)	(6,447)	(7,672)	(11,758)
Loss on change in fair value of warrant liability	(16,391)	(4,645)	(11,313)	(13,525)
Non-operating revenues, net	1,417	1,191	5,142	2,477
Interest expense	(2,050)	(2,294)	(4,202)	(4,267)

Loss before taxes	(17,369)	(3,776)	(735)	(10,797)

Income tax provision	3,631	2,263	8,403	5,234

Net loss	$(21,000)	$(6,039)	$(9,138)	$(16,031)

Comprehensive loss:
Net loss	$(21,000)	$(6,039)	$(9,138)	$(16,031)

Foreign currency translation adjustments	(410)	2,885	(5,577)	2,709

Total comprehensive loss	$(21,410)	$(3,154)	$(14,715)	$(13,322)

Basic loss per share	$(0.84)	$(0.25)	$(0.37)	$(0.66)

Diluted loss per share	$(0.84)	$(0.25)	$(0.37)	$(0.66)

Basic weighted average common shares outstanding	25,147,286	24,311,199	24,975,165	24,276,947

Diluted weighted average common shares outstanding	29,074,418	27,986,839	28,392,628	27,576,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,138)	$(16,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	-	-
Provision for bad debts	428	-
Provision for obsolete inventory, net	(281)	20
Depreciation and amortization	5,246	4,972
Equity method income	-	51
Change in value of derivative liability	(42)	(24)
Change in value of Earnout share liability	7,672	11,757
Change in fair value of warrant liability	11,313	13,525
Deferred income taxes	(854)	818
Changes in operating assets and liabilities:	-	-
Trade accounts receivables	(12,894)	(20,418)
Inventories	(13,721)	(432)
Prepaid expenses	198	(391)
Other assets	(4,297)	(6,470)
Trade accounts payable	12,685	(4,105)
Advances from customers	8,254	634
Related parties, net	(2,740)	(4,093)
Other current liabilities	5,418	(2,700)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,247	(22,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	435	337
Proceeds from sale of property and equipment	34	-
Purchase of investments	(1,148)	(869)
Acquisition of property and equipment	(15,188)	(7,282)
Restricted cash	-	3,572
CASH USED IN INVESTING ACTIVITIES	(15,867)	(4,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	57,462	55,080
Proceeds from the sale of common stock	-	1,000
Proceeds from the exercise of warrants	-	160
Repayments of debt	(49,093)	(37,568)
Merger proceeds held in trust	-	22,519
CASH PROVIDED BY FINANCING ACTIVITIES	8,369	41,191

Effect of exchange rate changes on cash and cash equivalents	339	516

NET INCREASE IN CASH	88	14,578
CASH - Beginning of period	15,930	2,866
CASH - End of period	$16,018	$17,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,239	$3,493
Income Tax	$7,188	$5,638

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	$20,180	$2,462

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

Note 2. Correction of Misstatements and Errors

The Company identified and corrected six non-cash errors in its annual financial statements for the year ended December 31, 2014.. The errors, which are also addressed in these amended condensed financial statements as of June 30, 2015, occurred: (1) in the way the Company had accounted for the fair value and classification of its EBITDA/Ordinary Share Price Shares or “earnout shares”, (2) in the classification and presentation of deferred tax assets and liabilities, (3) in the classification of its shipping and handling costs, (4) in the presentation of related party revenue on consolidated statements of operations and comprehensive income, (5) in the classification of purchases and sales of investments in the consolidated statements of cash flows, and (6) in the Company’s conclusion on certain variable interest entities

A description of each misstatement or error is provided below and additional detail is provided in other notes to these condensed consolidated financial statements:

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

Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 2. The deferred tax assets and liabilities have been reclassified and presented in current and long-term assets and liabilities in the condensed consolidated balance sheets presented as of June 30, 2015 and December 31, 2014.

(c) Shipping and handling costs – For the year ended December 31, 2015, the Company recorded and presents shipping and handling costs in selling expenses whereas in prior financial statements these expenses had been partially reported in cost of sales.

Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 2. The amounts of shipping and handling costs have been reclassified and are presented as operating expenses in the condensed consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2015 and 2014.

(d) Related party revenue – In accordance with Rule 4-08 (k) of Regulation S-X related party revenue should be presented in the statements of operations and other comprehensive income. These amounts were included as part of total Operating Revenues in previous financial statements for the three- and six-month periods ended June 30, 2015 and 2014.

Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 2. Related party revenues are now presented separately in the condensed consolidated statements of operations and comprehensive income.

(e) Cash flow from investing activities – Cash flows from the sale and purchase of investments were presented on a net basis within cash flow from investing activities. The Company now presents the sales and purchases of investments on a gross basis within cash flow from investing activities. This did not result in a change in total cash flow from investing activities in the six-month periods ended June 30, 2015 and 2014.

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

The following table includes the financial statements as originally reported and as adjusted and takes into account the following adjustments:

Condensed Consolidated Balance Sheets

	June 30, 2015			December 31, 2014
	As reported	Adjustment	as Restated	As reported	Adjustment	as Restated	Reference
ASSETS
Current assets:
Cash and cash equivalents	16,018		16,018	15,930		15,930
Trade accounts receivable, net	54,306	-702	53,604	44,955	-237	44,718	d
Due from related parties	31,266	702	31,968	28,327	237	28,564	d
Inventories, net	40,097		40,097	28,965		28,965
Other current assets	26,869	-5,553	21,316	23,319	-5,373	17,946	b
Total current assets	168,556	-5,553	163,003	141,496	-5,373	136,123

Long term assets:
Property, plant and equipment, net	126,340		126,340	103,980		103,980
Long term receivables from related parties	3,392		3,392	4,220		4,220
Other long term assets	5,946		5,946	6,195	5	6,200	b
Total long term assets	135,678	0	135,678	114,395	5	114,400
Total assets	304,234	-5,553	298,681	255,891	-5,368	250,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade Accounts payable	43,469	-277	43,192	33,493	-543	32,950	d
Due to related parties	3,836	277	4,113	1,456	543	1,999	d
Current portion of customer advances on uncompleted contracts	10,356		10,356	5,782		5,782
Short-term debt and current portion of long term debt	58,217		58,217	54,925		54,925
Note payable to shareholder	79		79	80		80
Earnout Share Liability		12,573	12,573		5075	5075	a
Other current liabilities	21,459	-5,674	15,785	17,300	-5,368	11,932	b
Total current liabilities	137,416	6,899	144,315	113,036	-293	112,743

Long term liabilities:
Warrant liability	31,304		31,304	19,991		19,991
Earnout Share Liability		18,395	18,395		23,986	23,986	a
Other Current Liabilities	0	121	121	0		0	b
Customer advances on uncompleted contracts	10,645		10,645	8,333		8,333
Long term debt	56,654		56,654	39,273		39,273
Total long term liabilities	98,603	18,516	117,119	67,597	23,986	91,583
Total liabilities	236,019	25,415	261,434	180,633	23,693	204,326
COMMITMENTS AND CONTINGENCIES

Shareholders' equity

Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015	0		0	0		0

Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 25,301,132 and 24,801,132 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3		3	2		2

Legal Reserves	1,367		1,367	1,367		1,367
Additional paid-in capital	46,514	-14,609	31,905	46,514	-20,374	26,140	a
Retained earnings	37,340	-16,359	20,981	38,806	-8,687	30,119	a
Accumulated other comprehensive loss	-17,009	0	-17,009	-11,431	0	-11,431
Total shareholders’ equity	68,215	-30,968	37,247	75,258	-29,061	46,197
Total liabilities and shareholders’ equity	304,234	-5,553	298,681	255,891	-5,368	250,523

Condensed Consolidated Statement of Operations

	Three months ended June 30, 2015			Three months ended June 30, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated

Operating revenues:
External customers	58,053	(12,223)	45,830	51,936	(13,893)	38,043
Related parties	-	12,223	12,223	-	13,893	13,893
Total operating revenues	58,053	-	58,053	51,936	-	51,936
Cost of sales	39,055	(1,876)	37,179	35,287	(1,328)	33,959
Gross Profit	18,998	1,876	20,874	16,649	1,328	17,977

Operating expenses	9,690	1,876	11,566	8,230	1,328	9,558

Operating income	9,308	-	9,308	8,419	-	8,419

Loss on change in fair value of Earnout Shares	-	(9,653)	(9,653)	-	(6,447)	(6,447)
Loss on change in fair value of warrant liability	(16,391)		(16,391)	(4,645)		(4,645)
Non-operating revenues, net	1,417		1,417	1,191		1,191
Interest expense	(2,050)		(2,050)	(2,294)		(2,294)

(Loss) Income before taxes	(7,716)	(9,653)	(17,369)	2,671	(6,447)	(3,776)

Income tax provision	3,631		3,631	2,263		2,263

Net (loss) income	(11,347)	(9,653)	(21,000)	408	(6,447)	(6,039)

Comprehensive (loss) income:
Net (loss) income	(11,347)	(9,653)	(21,000)	408	(6,447)	(6,039)

Foreign currency translation adjustments	(410)		(410)	2,885		2,885

Total comprehensive (loss) income	(11,757)	(9,653)	(21,410)	3,293	(6,447)	(3,154)

Basic (loss) income per share	(0.45)	(0.38)	(0.84)	0.02	(0.27)	(0.25)

Diluted (loss) income per share	(0.45)	(0.38)	(0.84)	0.01	(0.26)	(0.25)

Basic weighted average common shares outstanding	25,147,286		25,147,286	24,311,199		24,311,199

Diluted weighted average common shares outstanding	29,074,418		29,074,418	27,986,839		27,986,839

	Six months ended June 30, 2015			Six months ended June 30, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated	Reference

Operating revenues:
External customers	110,096	(26,166)	83,930	99,777	(26,876)	72,901
Related parties	-	26,166	26,166	-	26,876	26,876
Total operating revenues	110,096	-	110,096	99,777	-	99,777
Cost of sales	73,916	(3,304)	70,612	68,532	(2,361)	66,171	c
Gross Profit	36,180	3,304	39,484	31,245	2,361	33,606

Operating expenses	18,870	3,304	22,174	14,969	2,361	17,330	c

Operating income	17,310	-	17,310	16,276	-	16,276

Loss on change in fair value of Earnout Shares	-	(7,672)	(7,672)	-	(11,758)	(11,758)	a
Loss on change in fair value of warrant liability	(11,313)		(11,313)	(13,525)		(13,525)
Non-operating revenues, net	5,142		5,142	2,477		2,477
Interest expense	(4,202)		(4,202)	(4,267)		(4,267)

(Loss) Income before taxes	6,937	(7,672)	(735)	961	(11,758)	(10,797)

Income tax provision	8,403		8,403	5,234		5,234

Net (loss) income	(1,466)	(7,672)	(9,138)	(4,273)	(11,758)	(16,031)

Comprehensive (loss) income:
Net (loss) income	(1,466)	(7,672)	(9,138)	(4,273)	(11,758)	(16,031)

Foreign currency translation adjustments	(5,577)		(5,577)	2,709		2,709

Total comprehensive (loss) income	(7,043)	(7,672)	(14,715)	(1,564)	(11,758)	(13,322)

Basic (loss) income per share	(0.06)	(0.31)	(0.37)	(0.18)	(0.48)	(0.66)

Diluted (loss) income per share	(0.06)	(0.31)	(0.37)	(0.18)	(0.48)	(0.66)

Basic weighted average common shares outstanding	24,975,165		24,975,165	24,276,947		24,276,947

Diluted weighted average common shares outstanding	28,392,628		28,392,628	27,576,936		27,576,936

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2015			2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,466)	(7,672)	(9,138)	(4,273)	(11,758)	(16,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:			-			-
Provision for bad debts	428		428	-		-
Provision for obsolete inventory, net	(281)		(281)	20		20
Depreciation and amortization	5,246		5,246	4,972		4,972
Equity method income	-		-	51		51
Change in value of derivative liability	(42)		(42)	(24)		(24)
Change in value of Earnout share liability	-	7,672	7,672	-	11,757	11,757	a
Change in fair value of warrant liability	11,313		11,313	13,525		13,525
Deferred income taxes	(854)		(854)	818		818
Changes in operating assets and liabilities:
Trade accounts receivables	(13,623)	730	(12,893)	(21,027)	609	(20,418)	d
Inventories	(13,721)		(13,721)	(432)		(432)
Prepaid expenses	198		198	(391)		(391)
Other assets	(4,297)		(4,297)	(6,470)		(6,470)
Trade accounts payable	12,974	(289)	12,685	(4,073)	(32)	(4,105)	d
Advances from customers	8,254		8,254	634		634
Related parties, net	(2,300)	(441)	(2,741)	(3,517)	(576)	(4,093)	d
Other current liabilities	5,418		5,418	(2,700)		(2,700)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,247	-	7,247	(22,887)	-	(22,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	266	169	435	337		337
Proceeds from sale of property and equipment	34		34	-		-
Purchase of investments	(979)	(169)	(1,148)	(869)		(869)
Acquisition of property and equipment	(15,188)		(15,188)	(7,282)		(7,282)
Restricted cash	-		-	3,572		3,572
CASH USED IN INVESTING ACTIVITIES	(15,867)	-	(15,867)	(4,242)	-	(4,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	57,462		57,462	55,080		55,080
Proceeds from the sale of common stock	-		-	1,000		1,000
Proceeds from the exercise of warrants	-		-	160		160
Repayments of debt	(49,093)		(49,093)	(37,568)		(37,568)
Merger proceeds held in trust	-		-	22,519		22,519
CASH PROVIDED BY FINANCING ACTIVITIES	8,369	-	8,369	41,191	-	41,191

Effect of exchange rate changes on cash and cash equivalents	339	-	339	516	-	516

NET INCREASE IN CASH	88	-	88	14,578	-	14,578
CASH - Beginning of period	15,930	-	15,930	2,866	-	2,866
CASH - End of period	16,018	-	16,018	17,444	-	17,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	3,239	-	3,239	3,493	-	3,493
Income Tax	7,188	-	7,188	5,638	-	5,638

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	20,180	-	20,180	2,462	-	2,462

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

Unit Purchase Options

The Unit Purchase Options (“UPOs”) are derivative contracts in the entity’s own equity in accordance with guidance in ASC 815-40, paragraphs 15-5 through 15-8 and are not accounted for as assets or liabilities requiring fair value estimates for the derivative contract in each reporting period. The Company accounted for the UPOs, at issuance date in March 2012, at fair value calculated using a Black-Scholes option-pricing model, including the amount of $500,100 received in cash payments, as an expense of the Public Offering resulting with a charge directly to shareholders equity. In November and December 2015, holders of UPOs exercised 803,468 unit options (one share and one warrant) and simultaneously exercised the underlying warrants on a cashless basis, resulting in the issuance of 592,656 ordinary shares. No cash was received in this simultaneous transaction. Because the UPOs are accounted for in shareholders’ equity as instruments indexed to the Company’s own equity, and no cash or other consideration was received or liabilities were settled, there is no measurement or re-measurement of fair value for the purposes of reclassification out of retained earnings into additional paid in capital.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The computation of diluted earnings per share excludes the effects 3,419,463 and 3,299,989 dilutive options for the six months ended June 30, 2015 and 2014, as well as 3,927,132 and 3,675,640 dilutive options, warrants and other potentially dilutive securities for the three month period ended June 30, 2015, because their inclusion, given a net loss for the period, would be anti-dilutive. Earnings per share here presented differ from previously reported earnings per share as net income changed as explained in Note 2. Correction of Misstatements and Errors.

The following table sets forth the computation of the basic and diluted earnings per share for the three- and six-month periods ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net (Loss) Income	$(21,000)	$(6,039)	$(9,138)	$(16,031)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	25,147,286	24,311,199	24,975,165	24,276,947
Effect of dilutive warrants and earnout shares	3,927,132	3,675,640	3,417,463	3,299,989
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	29,074,418	27,986,839	28,392,628	27,576,936

Basic earnings per ordinary share	$(0.84)	$(0.25)	$(0.37)	$(0.66)
Diluted earnings per ordinary share	$(0.84)	$(0.25)	$(0.37)	$(0.66)

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

Shipping and Handling Costs (Restated)

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the six month periods ended June 30, 2015 and 2014 were $5,105 and $3,730, respectively. The Company reclassified presentation of shipping and handling expenses compared to previously reported financial statements as discussed in Note 2. Correction of Misstatements and Errors.

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

Note 6. Long-Term Debt

At June 30, 2015, the Company owed approximately $114 million under its various borrowing arrangements with several banks in Colombia, Panama and the United States and including obligations under various capital leases. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.9% to 12.03%. These loans are generally secured by substantially all of the Company’s accounts receivable or inventory.

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

Maturities of long-term debt and other current borrowings are as follows as of June 30, 2015:

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

The Company had $7,186 and $7,362 of property, plant and equipment as well as $402 and $435 of other long term assets pledged to secure $ 36,575 and $26,856 under various lines of credit as of September 30, 2015 and December 31, 2014, respectively.

Interest expense for the six-month periods ended June 30, 2015 and 2014 was $4,202 and $4,267, respectively.

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

The following table summarizes income tax rates under the tax reform law:

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Current income tax
Foreign	$4,328	$1,900	$9,257	$4,416
Deferred income tax
Foreign	(697)	363	(854)	818
Total Provision for Income tax	$3,631	$2,263	$8,403	$5,234

Effective tax rate	-20.9%	-59.9%	-1,143.3%	-48,5%

The Company's effective tax rates for the three and six-month periods ended June 30, 2015 and 2014 reflect the non-cash, non-deductible losses and non-taxable gains from changes in the fair values of the Company’s warrant and earnout shares liabilities in the table below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Change in fair value of warrant liability	16,392	4,585	11,313	13,465
Change in fair value of earnout shares liability	9,652	7,213	7,672	11,757
Total non-cash, nontaxable effects of changes in fair value of liabilities	26,044	11,798	18,985	25,222

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

Assets and Liabilities recognized or disclosed at Fair Value on a Recurring Basis at June 30, 2015:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	$-	$-	$31,304
Earnout shares liability	$-	$-	$30,968
Interest Rate Swap Derivative Liability	$-	$84	$-
Long term debt	$-	$62,803	$-

Assets and Liabilities recognized or disclosed at Fair Value on a Recurring Basis at December 31, 2014:

	Quotes Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	$-	$-	$19,991
Earnout shares liability	$-	$-	29,061
Interest Rate Swap Derivative Liability	$-	$134	$-
Long term debt	$-	$43,266	$-

Note 9. Segment and Geographic Information

The Company operates a single segment business for product sales consisting of four geographical sales territories as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Colombia	$21,869	$21,797	$39,251	$42,752
United States	33,344	26,041	65,022	47,908
Panama	1,355	3,418	2,823	7,833
Other	1,485	680	3,000	1,284
Total Revenues	$58,053	$51,936	$110,096	$99,777

Note 10. Earnout shares liability (Restated)

Otros indicados en comentarios insertados

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

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$29,061
Fair value adjustment - three months ended March 31, 2015	-1,981
Balance - March 31, 2015	27,080
Fair value adjustment - three months ended June 30, 2015	9,653
Reclassification to Additional Paid-In Capital on release of 2014 Earnout shares	-5,765
Balance - June 30, 2015	$30,968

Note 11. Warrant Liability

Prior to the Merger on December 20, 2013 the Company issued an aggregate of 9,200,000 warrants to purchase its ordinary shares as follows: 4,200,000 warrants issued in connection with Andina’s Initial Public Offering, 4,800,000 warrants issued in connection with a Private Placement simultaneous with the Initial Public Offering and 200,000 working capital warrants issued upon conversion of a promissory note at the closing of the Merger. Following the Notice of Effectiveness of its Registration Statement on June 16, 2014, an aggregate of 102,570 warrants have been exercised by investors resulting in a net 9,097,430 warrants outstanding as of June 30, 2015. The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term because of the down round protection. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. Expected dividend yield is based on historical trends. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly traded companies.

The inputs to the model were as follows:

	June 30, 2015	December 31, 2014

Stock Price	$12.63	$10.15
Dividend Yield	$0.125	N/A
Risk-free rate	0.46%	0.67%
Expected Term	1.72	1.97
Expected Volatility	32.69%	33.62%

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$19,991
Fair value adjustment - three months ended March 31, 2015	(5,078)
Balance - March 31, 2015	14,913
Fair value adjustment - three months ended June 30, 2015	16,391
Balance - June 30, 2015	$31,304

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

In June 2014, warrant holders exercised 20,045 warrants on a cash basis. Cash proceeds of $160 were recorded in additional paid-in capital.

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

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	June 30, 2015	December 31, 2014
Assets
Due from ESW LLC	$18,629	$13,814
Due from VS	7,849	7,979
Due from UT ESW	1,420	2,000
Due from other related parties	4,070	4,771
	$31,968	$28,564

Long term payment agreement from VS	$3,392	$4,220

Liabilities
Due to A Construir S.A.	$3,219	$995
Due to other related parties	894	1,004
	$4,113	$1,999

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Sales to ESW LLC	$11,027	$9,638	$22,898	$18,151
Sales to VS	1,553	3,571	2,599	7,236
Sales to other related parties	(357)	684	669	1,489
	12,223	13,893	26,166	26,876

Expenses
Fees paid to directors and officers	$388	$621	$777	$621
Payments to other related parties*	396	1,192	865	1,171

Sales to other related parties were less than 0.1 million in the three months ended and six months ended June 30, 2015 and 2014.

Payments to other related parties in 2015 and 2014 consists primarily of donations to Fundación Tecnoglass.

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

From all the entities analyzed, only two entities, ESW LLC and VS, resulted in having variable interests. However, as of the date of the initial evaluation and for the three and six months ended June 30, 2015, the Company concluded that both entities are not deemed VIEs and as such these entities should not be consolidated within the Company’s consolidated financial statements.

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

Note 15. Commitments and Contingencies

Guarantees

Guarantees on behalf of or from related parties are disclosed in Note 12. - Related Parties

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

Note 16. Shareholders Equity

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

Note 17. Subsequent Events

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

Results of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014
Operating Revenues	$58,053	51,936	110,096	99,777
Cost of sales	37,179	33,959	70,612	66,171
Gross profit	20,874	17,977	39,484	33,606
Operating expenses	11,566	9,558	22,174	17,330

Operating income	9,308	8,419	17,310	16,276
Non-operating revenues, net	1,417	1,191	5,142	2,477
Interest Expense	(2,050)	(2,294)	(4,202)	(4,267)
Change in fair value of earnout shares liability	(9,653)	(6,447)	(7,672)	(11,758)
Change in fair value of warrant liability	(16,391)	(4,645)	(11,313)	(13,525)
Income tax provision	(3,631)	(2,263)	(8,403)	(5,234)
Net loss	$(21,000)	(6,039)	(9,138)	(16,031)

Comparison of quarterly periods ended June 30, 2015 and June 30, 2014

Revenues

The Company’s net operating revenues increased $6.1 million or 11.8% from $52.0 million to $58.1 million for the quarterly period ended June 30, 2015 compared the quarterly period ended June 30, 2014.

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

Margins

Sales margins increased to 36% from 35% in the quarterly periods ended June 30, 2015 and 2014. This variation is within normal fluctuations experienced by the Company depending on varied product mix over short periods of time. The sales margin for the six-month period ended June 30 , 2015 shows a slight improvement over 2014, as further discussed below.

Expenses

Selling and Administrative Expenses increased 21% from $9.6 million to $11.5 million in the quarterly period ended June 30, 2015 when compared to the quarterly period ended June 30, 2014. The increase was primarily the result of $0.5 million higher sales commissions as part of the Company’s stategy to grow sales and $0.8 million shipping costs as sales to more distant markets increase..

Loss - Warrants Liability

A non-cash, non-operating loss of $16.4 million arose from the increase in the fair value of the warrant liability in the three-month period ended June 30, 2015 relative to its fair value at the end of the previous quarter ended March 31, 2015. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Management does not consider the effects of the change in the warrant liability to be indicative of the results of the Company’s operations.

Loss – Earnout Shares Liability

A non-cash, non-operating loss of $2.5 million arose from the increase in the fair value of the earnout shares liability in the three-month period ended June 30, 2015 relative to its fair value at the end of the previous quarter ended June 30, 2015. The fair value of the earnout shares liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Management does not consider the effects of the change in the warrant liability to be indicative of the results of the Company’s operations.

Income Taxes

The Company’s effective tax rates were (20.9%) and (59.9%) for the quarterly periods ended June 30, 2015 and 2014. The Company's effective tax rate for the three month periodsended June 30, 2015 reflect non-deductible losses of $16,391 and $9,653 from the change in fair value of warrant liability and Earnout share liability as of June 30, 2015, compared with a non-deductible loss of $4,645 and $9,558 for the same period ended June 30, 2014.

Results of operations for the six months ended June 30, 2015 and 2014

Revenues

The Company’s net operating revenues increased $10.3 million or 10.3% from $99.8 million to $110.1 million for the six-month period ended June 30, 2015 compared the same period ended June 30, 2014.

Growth was driven by sales the U.S. market, which increased $17.1 million, or 35.7% in the six months ended June 30, 2015 when compared to the quarterly period ended June 30, 2014, which were offset by sales in other markets. The Company continued its expansion of sales outside of its traditional base in the South Florida region and is with direct and contract sales in several regions including Baltimore-Washington, California, Texas, New York and New Jersey based on timely delivery, competitive prices, high quality and strategic alliances with major industry. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, increased 17.7% in terms of local currency, but because of unfavorable changes in exchange rates, sales in Colombia declined $3.5 million, or 8.2% for the six months ended June 30, 2015 compared to the same period of 2014.

Margins

Sales margins increased from 33.7% to 35.9% in the six month periods ended June 30, 2015 and 2014. The Company believes the slight increase in sales margin is a result of a higher degree of vertical manufacturing integration and increased exports to markets in the United States where strict building codes require products with higher specification.

Expenses

During the six month periods ended June 30, 2015 and 2014, general selling and administrative increased $4.8 million, or 28%, from $17.3 million to $22.2 million. The increase was primarily due to several factors that include a capital tax levied on the Company’s Colombian subsidiaries and amounted to approximately $0.8 million in 2015, with no comparable expense in 2014. Selling, general and administrative expenses also increased as a result of $0.9 million higher sales commissions, $0.8 million in amortization of intangible assets purchased during the second half of 2014, and an increase of $1.0 million in shipping expense as sales to more distant markets increase.

During the six month periods ended June 30, 2015 and 2014, interest expense remained stable at $4.2 million. The Company has been able to attract offers from several domestic and foreign banks to improve the structure of debt at better terms.

Loss – Earnout Shares Liability

A non-cash, non-operating loss of $10.2 million arose from the increase in the fair value of the earnout shares liability in the six-month period ended June 30, 2015 relative to its fair value at December 31, 2014. The fair value of the earnout shares liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Non-operating Revenues

During the six-month periods ended June 30, 2015 and 2014, the Company recorded net non-operating revenues of $5.1 million and $2.5 million respectively. The Company’s non-operating revenues are comprised primarily of net gains on foreign currency transactions that increased by $2.0 million to $3.4 million for the periods ended June 30, 2015 compared to $1.4 million during the same period of 2014 as an effect of the devaluation of the Colombian Peso, the functional currency of the Company’s operating subsidiaries TG and ES.

Loss - Warrants Liability

A non-cash, non-operating loss of $11.3 million arose from the increase in the fair value of the warrant liability in the six-month period ended June 30, 2015. The fair value of the warrant liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Income Taxes

The Company’s effective tax rates were (1,143%) and (48%) for the six-month periods ended June 30, 2015 and 2014. The Company's effective tax rate for the six month periods ended June 30, 2015 reflect non-deductible losses of $11,313 and $ 7,672 from the change in fair value of warrant liability and earnout share liability as of June 30, 2015, compared with a non-deductible loss of $13,525 and 11,758 for the same period ended June 30, 2014.

Cash Flow from Operations, Investing and Financing Activities

During the six month periods ended June 30, 2015 and 2014, $7.2 million and $22.9 million, respectively, were generated and used in operating activities. The principal use of cash was trade accounts receivable in both periods. During the six months ended June 30, 2015, the principal uses of cash were trade accounts receivable and inventories with cash flows of approximately $13.6 million and $13.7 million, respectively, partially offset by accounts payable and accrued expenses which generated $13.0 million, as well as advances from customers which generated $8.3 million due to new projects in the first half of 2015.

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

	Six months ended
	June 30, 2015	June 30, 2014
Cash Flow from Operating Activities	$7,247	$(22,887)
Cash Flow from Investing Activities	(15,867)	(4,242)
Cash Flow from Financing Activities	8,369	41,191
Effect of exchange rates on cash and cash equivalents	339	516
Cash Balance - Beginning of Period	15,930	2,866
Cash Balance - End of Period	$16,018	$17,444

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

Additionally, in preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we identified several control~~s~~ deficiencies that resulted in audit adjustments to the Company´s consolidated financial statements regarding~~,~~ earnout shares, shipping costs, netting of deferred taxes and, in the presentation of related party revenue on consolidated statements of operations and comprehensive income and the identification of certain related parties in the classification of purchases and sales of investments in the consolidated statements of cash flows, and in the conclusion on certain variable interest entities.  The corrections of these errors are being addressed within the 2015 Annual Report on Form 10-K (and corresponding 2014 period) and the amended quarterly reports on Form 10-Q for 2015 (and the corresponding 2014 periods).

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

