Form 10-Q/A
period 2015-09-30
Tecnoglass Inc.
filed 2016-05-31
CIK 1534675

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

EXPLANATORY NOTE

Tecnoglass Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the “Original Filing”) to correct misstatements and errors in the Company’s previously issued financial statements for the nine months ended September 30, 2015.

In preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company identified eight non-cash errors: (1) in the way the Company had accounted for the fair value and classification of its “earnout shares”, (2) in the classification and presentation of deferred tax assets and liabilities on the consolidated balance sheets, (3) in the classification of its shipping and handling costs in the consolidated statement of operations, (4) in the presentation of related party revenues on consolidated statements of operations and comprehensive income and adequate identification of certain related parties as such, (5) in the classification of purchases and sales of investments in the consolidated statements of cash flows, (6) in the calculation of diluted earnings per share, (7) in the Company’s conclusion on certain variable interest entities and (8) in the way the Company had accounted for the fair value of the Company’s warrants exercised for ordinary shares during the third and fourth quarter of 2015. In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, the Company’s management assessed the materiality of the errors on a consolidated basis and concluded they were material to the financial statements for the year ended December 31, 2014 and the quarterly periods within both 2015 and 2014. The Company reported non-reliance on previously filed financial statements on a Form 8-k filed on April 6, 2016. With respect to the financial statements for the year ended December 31, 2014, the errors have been corrected in the Company’s 2015 10-K by form of a restatement. The corrections applicable to the three- and nine-month periods ended September 30, 2015 and 2014 are included in this Amendment No. 1 to the Original Filing, and are further described in Note 2, Correction of Misstatements and Errors.

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

2

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September	December
	30, 2015	31, 2014
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,871	$15,930
Trade accounts receivable, net	49,004	44,718
Due from related parties	31,991	28,564
Inventories, net	39,609	28,965
Other current assets	18,746	17,946
Total current assets	156,221	136,123

Long term assets:
Property, plant and equipment, net	127,693	103,980
Long term receivables from related parties	2,536	4,220
Other long term assets	5,037	6,200
Total long term assets	135,266	114,400
Total assets	$291,487	$250,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$43,035	$32,950
Due to related parties	1,713	1,999
Current portion of customer advances on uncompleted contracts	6,423	5,782
Short-term debt and current portion of long term debt	67,651	54,925
Note payable to shareholder	79	80
Earnout Share Liability	13,657	5,075
Other current liabilities	18,344	11,932
Total current liabilities	150,902	112,743

Long term liabilities:
Warrant liability	34,450	19,991
Earnout Share Liability	19,830	23,986
Customer advances on uncompleted contracts	8,891	8,333
Other Long term liabilities	100	-
Long term debt	49,113	39,273
Total long term liabilities	112,384	91,583
Total liabilities	$263,286	$204,326
COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 25,833,210 and 24,801,132 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	2
Legal Reserves	1,367	1,367
Additional paid-in capital	38,907	26,140
Retained earnings	19,043	30,119
Accumulated other comprehensive loss	(31,119)	(11,431)
Total shareholders’ equity	$28,201	$46,197
Total liabilities and shareholders’ equity	$291,487	$250,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Operating Revenues:
Customers	$47,148	$42,416	$131,078	$115,317
Related Parties	15,744	11,037	41,910	37,913
Total operating revenues	62,892	53,453	172,988	153,230
Cost of sales	39,186	35,803	109,798	101,974
Gross Profit	23,706	17,650	63,190	51,256

Operating expenses	12,890	10,000	35,064	27,330

Operating income	10,816	7,650	28,126	23,926

(Loss) Gain on change in fair value or Earnout Share Liability	(2,519)	1,861	(10,191)	(9,897)
(Loss) Gain on change in fair value of warrant liability	(10,148)	6,756	(21,461)	(6,769)
Non-operating revenues, net	10,744	1,003	15,886	3,480
Interest expense	(2,307)	(2,380)	(6,509)	(6,647)

Income before taxes	6,586	14,890	5,851	4,093

Income tax provision	8,524	1,770	16,927	7,004

Net income	$(1,938)	$13,120	$(11,076)	$(2,911)

Comprehensive (loss) income:
Net income	$(1,938)	$13,120	$(11,076)	$(2,911)

Foreign currency translation adjustments	(14,111)	(6,680)	(19,688)	(3,971)

Total comprehensive (loss) income	$(16,049)	$6,440	$(30,764)	$(6,882)

Basic income per share	$(0.08)	$0.54	$(0.44)	$(0.12)

Diluted income per share	$(0.08)	$0.46	$(0.44)	$(0.12)

Basic weighted average common shares outstanding	25,426,250	24,364,014	25,127,179	24,306,288

Diluted weighted average common shares outstanding	30,825,331	28,637,166	29,734,663	28,261,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	2015	2014
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,076)	$(2,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	1,210	21
Provision for obsolete inventory	(265)	-
Depreciation and amortization	8,331	7,777
Equity method income	162	-
Change in value of derivative liability	(57)	89
Change in value of Earnout share liability	10,191	9,897
Change in fair value of warrant liability	21,461	6,769
Deferred income taxes	(1,058)	352
Changes in operating assets and liabilities:
Trade accounts receivables	(18,429)	(10,263)
Inventories	(21,129)	(3,535)
Prepaid expenses	360	-
Other assets	(5,849)	(11,989)
Trade accounts payable	20,566	4,311
Advances from customers	5,324	(12,388)
Related parties, net	(10,766)	(8,333)
Other current liabilities	11,266	6,051
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,242	(14,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	376	368
Proceeds from sale of property and equipment	143	-
Purchase of investments	(1,444)	(1,028)
Acquisition of property and equipment	(18,228)	(24,918)
Restricted cash	-	3,605
CASH USED IN INVESTING ACTIVITIES	(19,153)	(21,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	79,608	88,370
Proceeds from the sale of common stock	-	1,000
Repayments of debt	(72,461)	(62,013)
Merger proceeds held in trust	-	22,519
CASH PROVIDED BY FINANCING ACTIVITIES	7,147	49,876

Effect of exchange rate changes on cash and cash equivalents	2,705	1,127

NET INCREASE IN CASH	941	14,878
CASH - Beginning of period	15,930	2,866
CASH - End of period	$16,871	$17,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,778	$4,031
Income Tax	$11,938	$7,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	$44,624	$3,152
Warrant procedes held by trasner agent	$-	$741

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

Note 2. Correction of Misstatements and Errors

The Company identified and corrected eight non-cash errors: (1) in the way the Company had accounted for the fair value and classification of its EBITDA/Ordinary Share Price Shares or “earnout shares”, (2) in the classification and presentation of deferred tax assets and liabilities, (3) in the classification of its shipping and handling costs, (4) in the presentation of related party revenue on consolidated statements of operations and comprehensive income and adequate identification of certain related parties as such, (5) in the classification of purchases and sales of investments in the consolidated statements of cash flows, (6) in the calculation of diluted earnings per share, (7) in the Company’s conclusion on certain variable interest entities and (8) in the way the Company had accounted for the fair value of the Company’s warrants exercised for ordinary shares during the third and fourth quarter of 2015.

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

Prior to December 31, 2015, the earnout shares were accounted for within equity at par value. In accordance with ASC 815 – Derivatives and Hedging, the earnout shares are not considered indexed to the Company’s own stock and therefore should have been accounted for as a liability with fair value changes being recorded in the consolidated statements of operations and comprehensive income, Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 1

(b) Deferred tax assets and liabilities – The Company was presenting deferred tax assets and liabilities on a gross basis on the balance sheet as at December 31, 2014. Per ASC 740 – Income Taxes, for a particular tax-paying component of an entity and within a particular tax jurisdiction, all current deferred tax liabilities and assets shall be offset and presented as a single amount and all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. The deferred tax assets and liabilities have been reclassified and presented in current and long-term assets and liabilities in the condensed consolidated balance sheets presented as of September 30, 2015 and December 31, 2014.

Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 1.

(c) Shipping and handling costs – For the year ended December 31, 2015, the Company records and presents shipping and handling costs in selling expenses whereas in prior financial statements these expenses had been partially reported in cost of sales. The amounts of shipping and handling costs have been reclassified in the condensed consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2015 and 2014.

Correction of this error will affect the condensed consolidated financial statements in this Amendment No. 1.

(d) Related party revenue –Certain related parties were not adequately identified as such in previous reports and are now being considered in the amounts presented on the Condensed Consolidated Balance Sheet, the Consolidated condensed statement of operations, the Statement of cash flows and the related parties footnote.

(e) Cash flow from investing activities – Cash flows from the sale and purchase of investments were presented on a net basis within cash flow from investing activities amounting to $126. The Company now presents the sales and purchases of investments on a gross basis within cash flow from investing activities. This did not result in a change in total cash flow from investing activities in the nine-month periods ended September 30, 2015 and 2014.

(f) Earnings per share – In previously filed financial statement for the three- and nine-month periods ended September 31, 2015 and 2014, the Company presented a diluted weighted average number of common shares outstanding for the calculation of diluted earnings per share that did not include the dilutive effect of earnout shares contingently issuable upon achievement of certain specified EBITDA or ordinary share price targets. This correction resulted in the inclusion of 1,000,000 additional dilutive shares included in the calculation of diluted earnings per share as of the three- and nine-month periods ended September 30, 2015 based upon the achievement of the 2015 ordinary share price target of $13.00 as of August 17, 2015.

(g) Variable Interest Entities - The Company’s analysis that was performed previously for the preparation of the financial statements as of December 31, 2014 concluded that these entities were VIEs. However, further analysis of the facts and circumstances surrounding the Company’s accounting of ESW LLC and VS performed during 2015 determined that the prior analysis was in error. The correction resulted in no changes to the financial statements for the three- and nine- month periods ended September 30, 2015, other than associated related party footnote disclosures.

(h) Warrants exercises - In previously filed financial statement for the three- and nine-month periods ended September 30, 2015 and 2014, the Company had recorded the fair value of exercised warrants on the date of exercise in the condensed consolidated statement of operations and disclosed the net gain or loss on exercise as a component of the total change in the fair value of the warrant liability. The Company now records the change in fair value from the last reporting date to the date of exercise in the Company’s condensed consolidated statement of operations and records the fair value of the exercised warrants on the date of exercise as a charge to additional paid-in capital in shareholders equity. The correction resulted in changes to the financial statements for the three- and nine- month periods ended September 30, 2015 as the associated warrant exercises commenced on July 6, 2015.

The following table includes the financial statements as originally reported and as adjusted and takes into account the following adjustments:

Condensed Consolidated Balance Sheets

	September 30, 2015			December 31, 2014
	As reported	Adjustment	as Restated	As reported	Adjustment	as Restated	Reference
ASSETS
Current assets:
Cash and cash equivalents	16,871		16,871	15,930		15,930
Trade accounts receivable, net	49,380	(376)	49,004	44,955	(237)	44,718	d
Due from related parties	31,615	376	31,991	28,327	237	28,564	d
Inventories, net	39,609		39,609	28,965		28,965
Other current assets	22,089	(3,343)	18,746	23,319	(5,373)	17,946	b
Total current assets	159,564	-3,343	156,221	141,496	-5,373	136,123

Long term assets:
Property, plant and equipment, net	127,693		127,693	103,980		103,980
Long term receivables from related parties	2,536		2,536	4,220		4,220
Other long term assets	5,037		5,037	6,195	5	6,200	b
Total long term assets	135,266	-	135,266	114,395	5	114,400
Total assets	294,830	(3,343)	291,487	255,891	-5,368	250,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	43,258	(223)	43,035	33,493	(543)	32,950	d
Due to related parties	1,490	223	1,713	1,456	543	1,999	d
Current portion of customer advances on uncompleted contracts	6,423		6,423	5,782		5,782
Short-term debt and current portion of long term debt	67,651		67,651	54,925		54,925
Note payable to shareholder	79		79	80		80
Earnout Share Liability	-	13,657	13,657		5,075	5,075	a
Other current liabilities	21,787	(3,443)	18,344	17,300	(5,368)	11,932	b
Total current liabilities	140,688	10,214	150,902	113,036	(293)	112,743

Long term liabilities:
Warrant liability	34,450		34,450	19,991		19,991
Earnout Share Liability		19,830	19,830	-	23,986	23,986	a
Customer advances on uncompleted contracts	8,891		8,891	8,333		8,333
Other Long term liabilities		100	100			-	b
Long term debt	49,113		49,113	39,273		39,273
Total long term liabilities	92,454	19,930	112,384	67,597	23,986	91,583
Total liabilities	233,142	30,144	263,286	180,633	23,693	204,326
COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-		-	-		-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 25,833,210 and 24,801,132 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3		3	2		2
Legal Reserves	1,367		1,367	1,367		1,367
Additional paid-in capital	46,514	(7,607)	38,907	46,514	(20,374)	26,140	a, h
Retained earnings	44,923	(25,880)	19,043	38,806	(8,687)	30,119	a, h
Accumulated other comprehensive loss	(31,119)	-	(31,119)	(11,431)	-	(11,431)
Total shareholders’ equity	61,688	-33,487	28,201	75,258	-29,061	46,197
Total liabilities and shareholders’ equity	294,830	-3,343	291,487	255,891	-5,368	250,523

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2015			Three months ended September 30, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated	Reference

Operating Revenues:
Customers	47,261	(113)	47,148	42,889	(473)	42,416	d
Related Parties	15,631	113	15,744	10,564	473	11,037	d
Total operating revenues	62,892	-	62,892	53,453	-	53,453
Cost of sales	41,166	(1,980)	39,186	37,008	(1,205)	35,803	c
Gross Profit	21,726	1,980	23,706	16,445	1,205	17,650

Operating expenses	10,910	1,980	12,890	8,795	1,205	10,000	c

Operating income	10,816	-	10,816	7,650	-	7,650

(Loss) Gain on change in fair value or Earnout Share Liabilities	-	(2,519)	(2,519)	-	1,861	1,861	a
(Loss) Gain on change in fair value of warrant liability	(3,146)	(7,002)	(10,148)	6,756		6,756	h
Non-operating revenues, net	10,744		10,744	1,003		1,003
Interest expense	(2,307)		(2,307)	(2,380)		(2,380)

Income before taxes	16,107	(9,521)	6,586	13,029	1,861	14,890

Income tax provision	8,524		8,524	1,770		1,770

Net income	7,583	(9,521)	(1,938)	11,259	1,861	13,120

Comprehensive (loss) income:
Net income	7,583	(9,521)	(1,938)	11,259	1,861	13,120

Foreign currency translation adjustments	(14,111)		(14,111)	(6,680)		(6,680)

Total comprehensive (loss) income	(6,528)	(9,521)	(16,049)	4,579	1,861	6,440

Basic income per share	0.30	(0.37)	(0.08)	0.46	0.08	0.54

Diluted income per share	0.25	(0.33)	(0.08)	0.40	0.06	0.46

Basic weighted average common shares outstanding	25,426,250		25,426,250	24,364,014		24,364,014

Diluted weighted average common shares outstanding	29,825,331	1,000,000	30,825,331	28,137,166	500,000	28,637,166

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated	Reference

Operating Revenues:
Customers	132,355	(1,277)	131,078	117,164	(1,847)	115,317	d
Related Parties	40,633	1,277	41,910	36,066	1,847	37,913	d
Total operating revenues	172,988	-	172,988	153,230	-	153,230
Cost of sales	115,082	(5,284)	109,798	105,540	(3,566)	101,974	c
Gross Profit	57,906	5,284	63,190	47,690	3,566	51,256

Operating expenses	29,780	5,284	35,064	23,764	3,566	27,330	c

Operating income	28,126	-	28,126	23,926	-	23,926

Loss on change in fair value or Earnout Share Liabilities	-	(10,191)	(10,191)	-	(9,897)	(9,897)	a
Loss on change in fair value of warrant liability	(14,459)	(7,002)	(21,461)	(6,769)		(6,769)	h
Non-operating revenues, net	15,886		15,886	3,480		3,480
Interest expense	(6,509)		(6,509)	(6,647)		(6,647)

Income before taxes	23,044	(17,193)	5,851	13,990	(9,897)	4,093

Income tax provision	16,927		16,927	7,004		7,004

Net income	6,117	(17,193)	(11,076)	6,986	(9,897)	(2,911)

Comprehensive (loss) income:
Net income	6,117	(17,193)	(11,076)	6,986	(9,897)	(2,911)

Foreign currency translation adjustments	(19,688)		(19,688)	(3,971)		(3,971)

Total comprehensive (loss) income	(13,571)	(17,193)	(30,764)	3,015	(9,897)	(6,882)

Basic income per share	0.24	(0.68)	(0.44)	0.29	(0.41)	(0.12)

Diluted income per share	0.21	(0.65)	(0.44)	0.25	(0.37)	(0.12)

Basic weighted average common shares outstanding	25,426,250		25,426,250	24,306,288		24,306,288

Diluted weighted average common shares outstanding	28,734,663	1,000,000	29,734,663	27,761,268	500,000	28,261,268

Condensed Consolidated Statement of Cash Flows

	2015			2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	6,117	(17,193)	(11,076)	6,986	(9,897)	(2,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:			-			-
Provision for bad debts	1,210		1,210	21		21
Provision for obsolete inventory	(265)		(265)	-		-
Depreciation and amortization	8,331		8,331	7,777		7,777
Equity method income	162		162	-		-
Change in value of derivative liability	(57)		(57)	89		89
Change in value of Earnout share liability	-	10,191	10,191	-	9,897	9,897	a
Change in fair value of warrant liability	14,459	7,002	21,461	6,769		6,769	g
Deferred income taxes	(1,058)		(1,058)	352		352
Changes in operating assets and liabilities:
Trade accounts receivables	(18,869)	440	(18,429)	(10,710)	447	(10,263)	d
Inventories	(21,129)		(21,129)	(3,535)		(3,535)
Prepaid expenses	360		360	-		-
Other assets	(5,849)		(5,849)	(11,989)		(11,989)
Accounts payable and accrued expenses	20,830	(264)	20,566	4,344	(33)	4,311	d
Advances from customers	5,324		5,324	(12,388)		(12,388)
Related parties, net	(10,590)	(176)	(10,766)	(7,919)	(414)	(8,333)	d
Other current liabilities	11,266		11,266	6,051		6,051
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,242		10,242	(14,152)		(14,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	250	126	376	368		368	e
Proceeds from sale of property and equipment	143		143	-		-
Purchase of investments	(1,318)	(126)	(1,444)	(1,028)		(1,028)	e
Acquisition of property and equipment	(18,228)		(18,228)	(24,918)		(24,918)
Restricted cash	-		-	3,605		3,605
CASH USED IN INVESTING ACTIVITIES	(19,153)		(19,153)	(21,973)		(21,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	79,608		79,608	88,370		88,370
Proceeds from the sale of common stock	-		-	1,000		1,000
Proceeds from the exercise of warrants	-		-	-		-
Repayments of debt	(72,461)		(72,461)	(62,013)		(62,013)
Merger proceeds held in trust	-		-	22,519		22,519
CASH PROVIDED BY FINANCING ACTIVITIES	7,147	-	7,147	49,876	-	49,876

Effect of exchange rate changes on cash and cash equivalents	2,705	-	2,705	1,127	-	1,127

NET INCREASE IN CASH	941	-	941	14,878	-	14,878
CASH - Beginning of period	15,930	-	15,930	2,866	-	2,866
CASH - End of period	16,871	-	16,871	17,744	-	17,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	4,778	-	4,778	4,031	-	4,031
Income Tax	11,938	-	11,938	7,785	-	7,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	44,624	-	44,624	3,152	-	3,152
Warrant procedes held by transfer agent	-	-	-	741	-	741

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

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Estimates inherent in the preparation of these, condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants, earnout share liability and other derivative financial instruments. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material, except for earnout share liability and warrant liability further discussed below in this note and Note 10 and 11.

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

Warrant liability (Restated)

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

In prior financial statements for the three- and nine- month periods ended September 30, 2015, the Company recorded the fair value of exercised warrants on the date of exercise in the condensed consolidated statement of operations and disclosed the net gain or loss as a component of the total change in the fair value of the warrant liability. Correcting the accounting for the fair value of exercised warrants resulted in a loss of $7,002 charged to the condensed consolidated statement of operations and an increase to Additional Paid-In Capital in the Shareholders’ Equity section of the condensed consolidated balance sheets as of September 30, 2015.

Unit Purchase Options

The Unit Purchase Options (“UPOs”) are derivative contracts in the entity’s own equity in accordance with guidance in ASC 815-40, paragraphs 15-5 through 15-8 and are not accounted for as assets or liabilities requiring fair value estimates for the derivative contract in each reporting period. The Company accounted for issued UPOs, at issuance date in March 2012, at their fair market value calculated using a Black-Scholes option-pricing model, including the amount of $500,100 received in cash payments, as an expense of the Public Offering resulting with a charge directly to shareholders equity. Because the UPOs are accounted for in shareholders’ equity as instruments indexed to the Company’s own equity, and no cash or other consideration is received or liabilities are settled, there is no measurement or re-measurement of fair value for the purposes of reclassification out of retained earnings into additional paid-in capital.

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

Earnings per Share (Restated)

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company considered the dilutive effect of warrants and options to purchase ordinary shares in the calculation of diluted income per share, which resulted in 3,773,152 shares of dilutive securities for the three-month period ended September 30, 2014. The calculation of diluted earnings per share for the three and nine-month period ended September 30, 2015 excludes the effect of 5,399,081 and 4,607,484 shares of dilutive securities, respectively because their inclusion would be antidilutive given the net loss for the periods, as well as 3,454,980 dilutive options for the nine months ended September 30, 2014. Earnings per share here presented differ from previously reported earnings per share as net income changed as explained in Note 2. Correction of Misstatements and Errors.

The following table sets forth the computation of the basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2015 and 2014:

	(in thousands except per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net (Loss) Income	$(1,938)	$13,120	$(11,076)	$(2,911)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	25,426,250	24,364,014	25,127,179	24,306,288
Effect of dilutive warrants, unit purchase options and contingently issuable shares	5,399,081	4,273,152	4,607,484	3,954,980
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	30,825,331	28,637,166	29,734,663	28,261,268

Basic earnings per ordinary share	$(0.08)	$0.54	$(0.44)	$(0.12)
Diluted earnings per ordinary share	$(0.08)	$0.46	$(0.44)	$(0.12)

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

Non-Operating Revenues

The Company recognizes non-operating revenues from foreign currency transaction gains and losses, interest income on receivables, proceeds from sales of scrap materials and other activities not related to the Company’s operations. Foreign currency transaction gains and losses occur when monetary assets, liabilities, payments and receipts that are denominated in currencies other than the Company’s functional currency are recorded in the Colombian peso accounts of the Company in Colombia. During the three months ended September 30, 2015 and 2014, the Company recorded net gains from foreign currency transactions of $8.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded net gains from foreign currency transactions of $11.5 million and $1.5 million, respectively.

Shipping and Handling Costs (Restated)

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the nine-month periods ended September 30, 2015 and 2014 were $8,206 and $5,801, respectively. The Company reclassified presentation of shipping and handling expenses compared to previously reported financial statements as discussed in Note 2. Correction of Misstatements and Errors.

Recently Issued Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. Early adoption is permitted. Below is the description of ASU 2014-09 which the Company is currently evaluating.

In September 25, 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Early adoption is permitted. The Company early adopted ASU 2015-16 and the impact on prior year is included in note 18.

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

Depreciation and amortization expense, inclusive of capital lease amortization, for the three-month period ended September 30, 2015 and 2014 was $3.0 million and $2.8 million respectively, and for the nine-month periods ended September 30, 2015 and 2014 was $8.3 million and $7.8 million, respectively.

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

The Company had various lines of credit amounting to $30.8 million and $26.8 million as of September 30, 2015 and December 31, 2014, respectively. These lines of credit are secured by fixed assets amounting to $5.9 million and $7.4 million of September 30, 2015 and December 31, 2014, respectively, and other long-term assets amounting to $0.3 million and $0.4 million as of September 30, 2015 and December 31, 2014, respectively. The terms of the line of credit agreements do not restrict the Company´s operation and use of the assets.

	(in thousands)
	September 30,	December 31,
	2015	2014
Obligations under borrowing arrangements	$116,764	$94,198
Less: Current portion of long-term debt and other current borrowings	(67,651)	(54,925)
Long-term debt	$49,113	$39,273

Maturities of long-term debt and other current borrowings are as follows as of September 30, 2015:

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

The Company had $7,186 and $7,362 of property, plant and equipment as well as $402 and $435 of other long term assets pledged to secure $ 48,056 and $26,856 under various lines of credit as of September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes income tax rates under the tax reform law

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Current income tax
Foreign	$8,728	$2,086	$17,985	$6,652
Deferred income tax
Foreign	(204)	(316)	(1,058)	352
Total Provision for Income tax	$8,524	$1,770	$16,927	$7,004

Effective tax rate	129%	12%	289%	171%

The Company's effective tax rates for the three and nine-month periods ended September 30, 2015 and 2014 reflect the non-cash, non-deductible losses and non-taxable gains from changes in the fair values of the Company’s warrant and earnout shares liabilities in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Change in fair value of warrant liability	10,148	-6,756	21,461	6,769
Change in fair value of earnout shares liability	2,519	-1,861	10,191	9,897
Total non-cash, nontaxable effects of changes in fair value of liabilities	12,667	-8,617	31,652	16,666

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

Assets and Liabilities recognized or disclosed at Fair Value on a Recurring Basis as of September 30, 2015:

		Significant
	Quotes Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	$-	$-	$34,450
Earnout shares liability	$-	$-	$33,487
Interest Rate Swap Derivative Liability	$-	$55	$-
Long term debt	$-	$53,671	$-

Assets and Liabilities recognized or disclosed at Fair Value on a Recurring Basis as of December 31, 2014:

	Quotes Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	$-	$-	$19,991
Earnout shares liability	$-	$-	$29,061
Interest Rate Swap Derivative Liability	$-	$134	$-
Long term debt	$-	$43,266	$-

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

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$29,061
Fair value adjustment - six months ended June 30, 2015	7,672
Reclassification to Additional Paid-In Capital on release of 2014 Earnout shares	-5,765
Balance - June 30, 2015	30,968
Fair value adjustment - three months ended September 30, 2015	2,519
Balance - September 30, 2015	$33,487

Note 11. Warrant Liability (Restated)

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

When the warrants are exercised for ordinary shares, the Company re-measures the fair value of the exercised warrants as of the date of exercise using quoted prices on the OTC Pink Markets and records the change in fair value in the consolidated statement of operations, and records the fair value of the exercised warrants as additional paid-in capital in the shareholders equity section of the Company’s balance sheet. The Company recorded $ 2,600 and $4,212 respectively in the three- and nine-month periods ended September 30, 2015, in the consolidated statement of operations for the change in fair value of exercised warrants and recorded $7,003 as additional paid-in capital in the shareholders equity of the Company’s condensed consolidated balance sheet for the same periods.

	Number of Warrants	Average Value	Fair Value
Opening balance as of January 1, 2015	9,097,430	$2.20	$19,991
Balance as of June 30, 2015	9,097,430	$3.44	$31,304
Change in fair value to the date of cashless exercise charged to income statement	1,279,647	$2.03	$2,600
Fair value of exercised warrants credited to shareholders equity	1,279,647	$5.47	$(7,003)
Change in fair value of unexercised warrants remaining at September 30, 2015	7,817,783	$0.97	$7,548
Closing balance as of September 30, 2015	7,817,783	$4.41	$34,450

Total change in warrant liability due exercise of warrants and change in fair value of remaining warrants for the three-month period ended September 30, 2015			$3,145

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

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	(in thousands)
	September 30, 2015	December 31, 2014
Assets
Due from ESW LLC	$20,477	$13,814
Due from VS	8,351	7,979
Due from UT ESW	-	2,000
Due from other related parties	3,277	4,771
	$32,055	$28,564

Long term payment agreement from VS	$2,536	$4,220

Liabilities
Due to A Construir S.A.	$550	$995
Due to other related parties	1,204	1,004
	$1,754	$1,999

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Sales to ESW LLC	$14,366	$8,872	$37,264	$27,023
Sales to VS	1,229	1,662	3,828	8,898
Sales to other related parties	149	503	818	1,992
Sales to related parties	$15,744	$11,037	$41,910	$37,913

Expenses
Fees paid to directors and officers	$235	$32	$1,012	$653
Payments to other related parties*	385	(34)	1,250	1,137

Sales to other related parties were less than $0.7 million and $0.4 million in the three months and the nine months ended September 30, 2015 and less than $0.1 million for the three- and nine-month periods ended September 30, 2014, respectively.

Payments to other related parties in 2015 and 2014 consists of donations to Fundación Tecnoglass and sales commissions.

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

In December 2014, ESW LLC, an entity controlled by related parties, guaranteed a mortgage loan for $3.9 million for the acquisition of real properties in Miami-Dade County, Florida in favor of Tecnoglass RE, a wholly owned subsidiary of the Company.

Analysis of Variable Interest Entities

The Company conducted an evaluation as a reporting entity of its involvement with certain significant related party business entities as of September 30, 2015 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated the purpose for which these entities were created and the nature of the risks in the entities as required by the guidance under ASC 810-10-25 - Consolidation and related Subsections.

From all the entities analyzed, only two entities, ESW LLC and VS, resulted in having variable interests. However, as of the date of the initial evaluation and for the three and six months ended September 30, 2015, the Company concluded that both entities are not deemed VIEs and as such these entities should not be consolidated within the Company’s consolidated financial statements.

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

Note 15. Commitments and Contingencies

Guarantees

Guarantees on behalf of or from related parties are disclosed in Note 12 - Related Parties

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

Note 17. Subsequent Events

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

On November 12, 2015, the Company issued an aggregate 566,162 ordinary shares relating to the exercise of unit purchase options and the underlying warrants.

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

Overview

The Company is a holding company operating through its indirect, wholly owned subsidiaries: TG, which manufactures, markets and exports a variety of glass products since 1994 and established the Alutions plant in 2007 for aluminum products, and ES, a leader in the production of high-end windows and architectural glass systems. We have more than 30 years of experience in the glass and aluminum structure assembly market in Colombia.

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

TG sells to its customers using several sales teams based out of Colombia to target specific regional markets in South, Central and North America. In addition, TG has approximately ten free-lance sales representatives based in North America.

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

As of September 30, 2015, the Company has secured approximately $100 million in additional long-term loan availability for working capital or capital expenditures with maturities ranging from 5 to 10 years, which will be sufficient to fund anticipated requirements for the next twelve months. As of September 30, 2015 the Company has taken a number of bridge loans increasing its short-term debt profile while it continues negotiations with local and foreign banks in order to restructure and extend the maturities of its current debt profile by accessing the long-term debt facilities, which are available in the Colombian and international loan markets. If the Company is unable to refinance expiring portions of its short-term debt as they become due, the Company could be unable to meet payment obligations to suppliers and other creditors until additional debt is secured. The Company believes it will be able to restructure and refinance its short-term debt.

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

Results of Operations

	(in thousands)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30
	2015	2014	2015	2014
Operating Revenues	$62,892	$53,453	$172,988	$153,230
Cost of sales	39,186	35,803	109,798	101,974
Gross profit	23,706	17,650	63,190	51,256
Selling, general and administrative expenses	12,890	10,000	35,064	27,330
Operating income	10,816	7,650	28,126	23,926
Non-operating revenues, net	10,744	1,003	15,886	3,480
Interest Expense	(2,307)	(2,380)	(6,509)	(6,647)
Change in fair value of earnout share liability	(2,519)	1,861	(10,191)	(9,897)
Change in fair value of warrant liability	(10,148)	6,756	(21,461)	(6,769)
Income tax provision	(8,524)	(1,770)	(16,927)	(7,004)
Net income	$(1,938)	13,120	(11,076)	(2,911)

Comparison of quarterly periods ended September 30, 2015 and September 30, 2014

Revenues

The Company’s net operating revenues increased $ 9.4 million or 18% from $53.5 million to $62.9 million for the quarterly period ended September 30, 2015 compared the quarterly period ended September 30, 2014. A total of $2.4 and 4.1 million was related to the effect of price and product mix for the three months ended and nine months ended September 30, 2015, respectively. In addition, a total of $2.9 and $6.1 million was related to the increase in volume for the three months ended and nine months ended September 30, 2015, respectively.

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

Margins

Sales margins increased to 38% from 33% in the quarterly periods ended September 30, 2015 and 2014. This variation results from slightly lower than normal margin in the three-month period ended September 30, 2014 that fell within normal fluctuations experienced by the Company depending on varied product mix over short periods of time, accompanied by improvement in 2014 due to a 35.8% favorable decrease in the average exchange rate for the Colombian Peso, currency in which much of the Company’s fixed manufacturing costs are recorded. The sales margin for the nine-month period ended September 30, 2015 shows a smaller improvement over 2014, as further discussed below.

Expenses

Selling and Administrative Expenses increased 29% from $10.0 million to $12.9 million in the quarterly period ended September 30, 2015 when compared to the quarterly period ended September 30, 2014. The increase was a result of $0.8 million provision for bad debt, $0.4 million higher sales commissions, $2.5 million shipping expense and $0.2 million more advertising as part of the Company’s strategy to increase sales, as well as $0.3 million in depreciation and amortization of Miami-Dade county Notices of Acceptance and other tangible and intangible assets that were purchased during the second half of 2014.

Loss – Earnout Shares Liability

A non-cash, non-operating loss of $2.5 million arose from the increase in the fair value of the earnout shares liability in the three-month period ended September 30, 2015 relative to its fair value at the end of the previous quarter ended June 30, 2015. The fair value of the earnout shares liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Management does not consider the effects of the change in the warrant liability to be indicative of the results of the Company’s operations.

Loss - Warrants Liability

A non-cash, non-operating loss of $10.1 million arose from the increase in the fair value of the warrant liability (including exercised warrants) in the three-month period ended September 30, 2015 relative to its fair value at the end of the previous quarter ended June 30, 2015. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Management does not consider the effects of the change in the warrant liability to be indicative of the results of the Company’s operations.

Income Taxes

The Company’s effective tax rates were 129% and 12% for the quarterly periods ended September 30, 2015 and 2014. The Company's effective tax rate for the three-month periods ended September 30, 2015 reflect an increase in statutory tax rates in Colombia from 34% to 39%, as well as a non-deductible loss of $3.1 million and $2.5 million from the change in fair value of warrant liability and earnout share liability as of September 30, 2015, respectively, compared with a non-taxable gains of $6.8 million and $1.9 million for the same period ended September 30, 2014.

Results of operations for the nine-month period ended September 30, 2015 and 2014

Revenues

The Company’s net operating revenues increased $19.8 million or 13% from $153.2 million to $173.0 million for the nine-month period ended September 30, 2015 compared the same period ended September 30, 2014.

Growth was driven by sales in the U.S. market, which increased $33.2 million, or 44% in the nine months ended September 30, 2015 when compared to the nine-month period ended September 30, 2014, which were offset by declines in sales in other markets. The Company continued its expansion of sales outside of its traditional base in the South Florida region and is with direct and contract sales in several regions including Baltimore-Washington, California, Texas, New York and New Jersey based on timely delivery, competitive prices, high quality and strategic alliances with major industry. Sales in the Colombian market, with a significant participation of long-term contracts priced in local currency, increased 19% in terms of local currency, but because of unfavorable changes in exchange rates, sales in Colombia declined $8.3 million, or 13% for the nine months ended September 30, 2015 compared to the same period of 2014. Sales to Panama decreased by $5.7 million, or 54%, from the nine months ended September 30, 2015 compared to the same period of 2014 as large projects the Company had in Panama were finalized.

Margins

Sales margins increased from 33% to 37% in the nine-month periods ended September 30, 2015 and 2014. The Company believes the increase in sales margin is a result of a higher degree of vertical manufacturing integration and increased exports to markets in the United States where strict building codes require products with higher specifications.

Expenses

During the nine-month periods ended September 30, 2015 and 2014, general selling and administrative increased $7.7 million, or 28%, from $27.3 million to $35.1 million. The significant increase was primarily due to several factors that include a capital tax levied on the Company’s Colombian subsidiaries and amounted to approximately $0.9 million in 2015, with no comparable expense in 2014. Selling, general and administrative expenses also increased because of $1.3 million higher sales commissions, $2.4 million higher shipping expense and $0.4 million higher advertising expense as part of the Company’s strategy to increase sales. Additionally, the Company also recorded an increase of $1.4 million in amortization and depreciation of assets purchased during the second half of 2014, as well $1.2 million increase in bad debt write offs and $0.3 million higher consulting fees offset by $0.6 million decrease in personnel expense due to fluctuations in exchange rate of the Colombian Peso.

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

Loss – Earnout Shares Liability

A non-cash, non-operating loss of $10.2 million arose from the increase in the fair value of the earnout shares liability in the nine-month period ended September 30, 2015 relative to its fair value at December 31, 2014. The fair value of the earnout shares liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

Income Taxes

The Company’s effective tax rates were 289% and 171% for the nine-month periods ended September 30, 2015 and 2014. The Company's effective tax rate for the nine-month periods ended September 30, 2015 reflect an increase in statutory tax rates in Colombia from 34% to 39%, as well as non-deductible losses of $21.5 and $10.2 million from the change in fair value of warrant liability and earnout share liability as of September 30, 2015, compared with a non-deductible loss of $6.8 and $9.9 million for the same period ended September 30, 2014.

Cash Flow from Operations, Investing and Financing Activities

During the nine-month periods ended September 30, 2015 and 2014, $10.2 million and $14.2 million, respectively, were generated and used in operating activities. During the nine months ended September 30, 2015, the principal uses of cash were inventories and trade accounts receivable with cash flows of approximately $21.1 million and $18.4 million, respectively, partially offset by trade accounts payable and other current liabilities which generated $20.6 million and $11.3 million, respectively, as well as advances from customers which generated $5.3 million due to new projects in the first half of 2015.

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

Additionally, in preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we identified several control~~s~~ deficiencies that resulted in audit adjustments to the Company´s consolidated financial statements regarding~~,~~ earnout shares, shipping costs, netting of deferred taxes and in the presentation of related party revenues on consolidated statements of operations and comprehensive income and adequate identification of certain related parties in the classification of purchases and sales of investments in the consolidated statements of cash flows, earnings per share calculations, and in the conclusion on certain variable interest entities and, accounted for at fair value of the warrants exercised.  The corrections of these errors are being addressed within the 2015 Annual Report on Form 10-K (and corresponding 2014 period) and the amended quarterly reports on Form 10-Q for 2015 (and the corresponding 2014 periods).

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

