Form 10-K
period 2015-12-31
Tecnoglass Inc.
filed 2016-05-31
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $53,475,319 based on its last reported sales price of $12.63 on the NASDAQ Capital Market.

As of March 28, 2016, there were 26, 914,764  ordinary shares, $0.0001 par value per share, outstanding.

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

Unless the context otherwise requires:

•	references to the “Company” , “TGI” and to “we, ” “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;
•	references to “Tecnoglass Holding” are to Tecno Corporation;
•	references to “Tecnoglass” and “TG” are to Tecnoglass S.A.;
•	references to “ES” are to C.I. Energía Solar S.A. E.S. Windows;
•	references to “Tecno LLC” are to Tecnoglass LLC; and
•	references to “Tecno RE” are to Tecno RE LLC.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2015 includes consolidated financial statements for the years ended December 31, 2015 and 2014. The consolidated financial statements for the year ended December 31, 2014 are restated.

On April 11, 2016, the Audit Committee of the Board of Directors of Tecnoglass Inc. (the “Company”) and management, after a discussion with PricewaterhouseCoopers Ltda., the Company’s independent registered public accounting firm (“PWC”), determined that the Company’s previously-filed audited financial statements for the fiscal years ended December 31, 2014 and 2013 (the “Prior Audited Financial Statements”) and its previously-filed quarterly reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015  (collectively the “Quarterly Financial Statements”) should no longer be relied upon (PWC was the independent registered public accounting firm for all of the aforementioned periods except for the fiscal year ended December 31, 2013 which was audited by Marcum LLP).  The Company will file a separate Annual Report on Form 10-K for 2013 in order to address the restatement associated with that period.

In preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company identified six non-cash errors: (1) in the way the Company had accounted for the fair value and classification of its “earnout shares”, (2) in the classification and presentation of deferred tax assets and liabilities on the consolidated balance sheets, (3) in the classification of its shipping and handling costs in the statement of operations, (4) in the presentation of related party revenue on consolidated statements of operations and comprehensive income, (5) in the classification of purchases and sales of investments in the consolidated statements of cash flows, and (6) in the calculation of diluted earnings per share.

In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, the Company’s management assessed the materiality of the errors on a consolidated basis and concluded they were material to the financial statements for the year ended December 31, 2014 and the quarterly periods within both 2015 and 2014. With respect to the financial statements for the year ended December 31, 2014, the errors have been corrected in the Company’s 2015 10-K by form of a restatement, which is further described in Note 2, Restatement, to the Notes to our consolidated financial statements under the caption Item 15, "Exhibits, Financial Statement Schedules". The Company will amend its Forms 10-Q for the quarterly periods after the issuance of this Form 10-K.

Based on the above restatement, the Audit Committee and management have concluded that there were material weaknesses in our internal control over financial reporting that contributed to the material misstatements in the 2014 consolidated financial statements. For further information regarding management’s assessment of internal control over financial reporting, please see Item 9A, "Controls and Procedures," in this Annual Report on Form 10-K.

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

Our Business

General

We are a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 2.8 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific.

We sell our products to more than 900 customers in North, Central and South America. The United States accounted for approximately 59% and 51% of our combined revenues in 2015 and 2014, while Colombia accounted for approximately 34% and 41%, and Panama for approximately 3% and 6% of our combined revenues in those years. Our tailored, high-end products are found on some of the world’s most distinctive properties, including the El Dorado Airport (Bogota), 50 UN Plaza (New York), Fordham University Law School (New York), Trump Tower (Panama), Brickell City Centre (Miami), and The Woodlands (Houston).

Tecnoglass. Tecnoglass is a leading manufacturer of a variety of glass products installed primarily in commercial and residential buildings, including tempered safety, double thermo-acoustic and laminated glass. Tecnoglass products are installed in hotels, residential buildings, commercial and corporate centers, universities, airports and hospitals in a variety of applications such as floating facades, curtain walls, windows, doors, handrails, interior and bathroom spatial dividers. Approximately 57% of Tecnoglass products are supplied to ES for installation in various products that ES manufactures, with the balance of Tecnoglass products being sold to customers throughout North, Central and South America. In 2015 Tecnoglass established its Solartec plant, to produce low emissivity glass with high thermal insulation specifications using soft coat technology.

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

Innovation

We have made significant investments in machinery and equipment in order to utilize the latest technology on our production lines, including a recently completed approximately $80.2 million capital investment in land, warehouses and state-of-the-art glass making equipment thereby expanding our manufacturing capacity. In August 2014, we entered into a contract to purchase equipment from Magnetron Sputter Vacuum Deposition to produce soft coated low emissivity glass as part of our improvements plan, which started production in the last quarter of 2015. The investment for this project is estimated at $45 million for the equipment and facilities.

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

Strategy

We have identified the following items that we believe are important in advancing our business:

Continued investments in machinery and equipment with state-of-the-art technology

We have made investments of approximately $142.6 million since 2014, including $80.2 million in 2015 in state-of-the-art glass making equipment, the installation of new laminating lines, high-volume insulating equipment, a new aluminum extrusion press with the capacity for an additional one thousand tons per month, a new paint line with the capacity to treat one million pounds of aluminum per month, and a new aluminum foundry.

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

Products

TG manufactures and sells the following products:

Soft Coat Glass – manufactured by depositing metal particles on the surface of the glass inside a vacuum chamber. This product offers excellent thermal insulation designed to improve energy efficiency of buildings.

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

Other - photovoltaic structures and other components of architectural systems.

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

Customer Service

We believe that our ability to provide customers outstanding service quality serves as a strong competitive differentiator. Our customer relationships are established and maintained through the coordinated efforts of our sales and production teams. We employ a team of highly seasoned professionals devoted to addressing customer support with the goal of resolving any issue in a timely manner. In order to promote customer loyalty and employee development, we developed ES Windows University with the primary objectives of training employees to be aware of client and supplier needs and familiarizing them with our strategic goals in order to improve the competitiveness, productivity and quality of all products offered.

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

Customers

Our customers include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. We have over 900 customers. Of our 100 most representative customers, which represent over 92% of our sales, about 33% are located in North America, 10% in Central America and the Caribbean, and 57% in South America. Excluding revenue from related parties, only one customer accounted for more than 10% or more of our net sales during 2015or 2014 with 14% of sales during both 2015 and 2014.

Backlog

We had combined outstanding orders of $375 million as of December 31, 2015 as compared to $280 million as of December 31, 2014. We do not believe that backlog is indicative of our future results of operations or prospects. Although we seek commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. For the year ended December 31, 2015, no single supplier accounted for more than 10% of total raw material purchases.

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

Certifications

Among our many designations and certifications, Tecnoglass has earned the Miami-Dade County Notice of Acceptance (“NOA”), one of the most demanding certificates in the industry and a requirement to market hurricane-resistant glass in Florida. Tecnoglass’ products comply with Miami-Dade county’s safety code standards as its laminated anti-hurricane glass resists impact, pressure, water and wind. Tecnoglass is also the only company in Latin America authorized by PPG Industries and Guardian Industries to manufacture floating glass facades.

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

Research and Development

During the years ended December 31, 2015 and December 31, 2014, we spent approximately $2.0 and $1.3 million, respectively, in research and development.

Our commercial ally and related party in the United States, ES Windows LLC, bears significant costs related to the development of new products, since they pay for the external tests that need to be performed on our products in order to comply with strict building codes. ES Windows LLC is fully permitted to commercialize hurricane windows in the Miami-Dade County, Florida, which has one of the most demanding certifications in the world of window frames.

Employees

As of December 31, 2015, we had a total of 5,380 employees, with 3,251 employed by ES and 2,129 employed by Tecnoglass, none of whom is represented by a union. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. Management believes it has good relations with our employees. We provide ongoing training programs to our employees through the self-established E.S. Windows University.

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

At the closing of the Merger, 2,251,853 of the 4,200,000 public shares sold in our IPO were converted to cash at a conversion price of approximately $10.18 per share, or an aggregate of approximately $22.9 million of the approximately $42.7 million held in the trust account. As consideration for the Merger, we issued Energy Holding Corp., a holding company and sole shareholder of Tecnoglass Holding, of which former shareholders of Tecnoglass and ES are the sole shareholders, an aggregate of 20,567,141 ordinary shares, or approximately 87% of the outstanding ordinary shares. Pursuant to the agreement and plan of reorganization, we also issued to Energy Holding Corp. an additional 500,000 ordinary shares upon the achievement of specified EBITDA targets in the fiscal year ended December 31, 2014 and we will issue 1,000,000 ordinary shares upon achievement of specified EBITDA target in the fiscal year ended December 31, 2015. Additionally, Energy Holding Corp. also has the contractual right to receive an additional 1,500,000 ordinary shares, to be released upon the attainment of specified share price targets or targets based on our EBITDA in the fiscal year ending December 31, 2016.

In connection with the Merger, we changed our name to “Tecnoglass Inc.” We also changed our fiscal year end from February 28 to December 31 in order to coincide with the fiscal year end of Tecnoglass Holding and its subsidiaries.

In 2014, we established two entities in South Florida, Tecno LLC and Tecno RE, to acquire manufacturing and sales-related assets to support sales and customer service in the United States.

Additional Information About the Company

We maintain websites for our subsidiaries, TG and ES, which can be found at www.tecnoglass.com and www.energiasolarsa.com, respectively. Although we do not have a website dedicated to Tecnoglass Inc., the corporate filings of Tecnoglass Inc., including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on the Investor Relations page of each of the subsidiary websites, which are updated as soon as reasonably practicable after we electronically file (or furnish in certain cases) such material with the Securities and Exchange Commission, and can also be found at the SEC’s website at http://sec.gov. We do not intend for information contained in either subsidiary website, including the Investor Relations pages, to be a part of this Form 10-K. Also, the public may read and copy any materials the Company files with the SEC at the SEC’ public reference room at 100 F St NE, Washington D.C, 20549 or by calling 1-800-SEC-0330.

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

We own and operate a 2.8 million square foot manufacturing complex located in Barranquilla, Colombia. This manufacturing campus houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has four lamination machines with independent assembly rooms, six specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as five silk-screening machines. The Alutions plant has an effective installed capacity of 1,000 tons per month and can create a variety of shapes and forms for windows, doors and related products. We also own three natural gas power generation plants with a capacity of 1,750 kilowatts each which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators.

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

TG is a named defendant in the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. versus Tecnoglass Colombia, S.A. et al., Case No. CACE 11-02811(09), 17th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, a related party. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. The claim was based upon a contract between Diplomat and Shower Concepts for the sale and installation of glass shower and bath doors to be used by Diplomat in hotel that it owned. Shower Concepts chose not to defend against the breach of contract claim and in 2007, the arbitrator rendered an award in the amount of approximately $2 million in favor of Diplomat and against Shower Concepts. The award was confirmed by the Circuit Court and, on July 23, 2008, a final judgment for breach of contract was entered against Shower Concepts. No appeal of the decision was made. On August 11, 2009, Shower Concepts assigned its rights under the contract to Diplomat. On November 9, 2011, Diplomat initiated the underlying action against the Tecnoglass entities and co-defendant, Guardian Industries Corp. The complaint asserted various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tortfeasor, it cannot sue for indemnity. The claim was settled in December 2015 at no cost to the Company.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Currently, our ordinary shares are listed on the NASDAQ Capital Market under the symbol TGLS, and our warrants are quoted on the OTC Pink marketplace under the symbol TGLSW. Effective January 6, 2016, the Company’s shares also commenced trading on the Bolsa de Valores de Colombia (“BVC”), the principal stock exchange of Colombia, under the symbol TGLSC. The listing of the Company’s shares on the BVC is secondary to the primary listing on the NASDAQ Market. No new shares were issued in connection with the admission to trading on the BVC.

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

	Ordinary Shares		Warrants
Period	High	Low	High	Low

Fiscal 2016:
First Quarter*	$14.30	$9.82	$5.60	$3.01

Fiscal 2015:
Fourth Quarter	$15.59	$13.05	$9.00	$5.02
Third Quarter	$15.95	$12.39	$5.96	$4.27
Second Quarter	$13.74	$8.50	$5.00	$2.05
First Quarter	$10.73	$9.16	$2.75	$2.20

Fiscal 2014:
Fourth Quarter	$12.00	$9.80	$3.44	$2.10
Third Quarter	$12.29	$10.70	$4.15	$3.06
Second Quarter	$15.00	$10.20	$4.85	$2.20
First Quarter	$11.15	$8.50	$2.95	$1.08

* Through March 30, 2016.

Holders

As of December 31, 2015, there were 318 holders of record of our ordinary shares and 14 holders of record of our warrants.

Dividends

We have not paid any dividends on our ordinary shares to date. On April 14, 2015, the Company’s Board of Directors authorized the payment of regular quarterly dividends to holders of its ordinary shares at a quarterly rate of $0.125 per share (or $0.50 per share on an annual basis). As of December 31, 2015 no dividends have been declared. The Board of Directors subsequently approved an Exchange Offer as amended to exchange all of the Company’s outstanding warrants in exchange for ordinary shares of the Company at conversion ratio of 2.3 warrants in exchange for one ordinary share (subsequently amended to 2.5 warrants for one ordinary share). The Exchange Offer will remain open for a period of at least 30 business days once exchange documentation is sent to warrant holders and the first quarterly dividend payment will be made to shareholders of record 15 days after the end of the Exchange Offer. As of April 1, 2016, the SEC had not yet declared effective the Exchange Offer.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2015.

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

Overview

We are a holding company operating through our wholly-owned subsidiaries: TG, which manufactures, transforms, markets and exports a variety of glass products since 1994 and established the Alutions plant in 2007 for aluminum products, and ES, a leader in the production of high-end windows and architectural glass systems. We have more than 30 years’ experience in the glass and aluminum structure assembly market in Colombia.

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

TG sells to over 400 customers using several sales teams based out of Colombia to specifically target regional markets in South, Central and North America. TG has sales representatives in the United States to address that market specifically. In addition, TG has approximately 10 free-lance sales representatives in North America.

ES sells its products through four main offices/sales teams based out of Colombia, Panama and the US. The Colombia sales team is our largest sales group, which has deep contacts throughout the construction industry. The Colombia sales team markets both ES’s products as well as installation services. The Peruvian office is responsible for South American sales, excluding Colombia. Sales forces in Panama and in the US are not via subsidiaries but under agreements with sales representatives. ES has two types of sales operations: Contract sales, which are the high-dollar, specifically-tailored customer projects; and Standard Form Sales.

Liquidity and Cash Flow

During the years ended December 31, 2015 and 2014, $0.8 million and $4.8 million, respectively, were generated and used in operations, respectively. Principal uses of cash were accounts receivable and inventories. While the trade accounts receivable cycle improved from 82 days in 2014 to 80 days in 2015, due to the increase in revenues, trade accounts receivable resulted in a use of $22.9 million. $27.8 million were used in inventories as the Company’s inventory levels have risen due to strategic purchases of aluminum in order to protect prices and secure the raw materials necessary to fulfill the Company’s backlog.

During the years ended December 31, 2015 and 2014, $10.4 million and $9.2 million were generated from debt, respectively (excluding other financing activities). Principal use of debt proceeds has been used in the acquisition of property and equipment. However, most of the company’s acquisitions of property and equipment have been financed with capital leases and debt.

As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $18.5 million and $15.9 million, respectively. We expect that cash flow from operations, proceeds from borrowings under our lines of credit, including the refinancing discussed below, and the proceeds from the 2013 Merger will be our primary sources of liquidity and will be sufficient to fund our cash requirements for the next twelve months.

As a subsequent event, on January 7, 2016, we entered into a $109.5 million, seven-year senior secured credit facility. Proceeds from the new facility were used to refinance $83.5 million of existing debt, with the remaining $26.0 million available to the Company for capital expenditures and working capital needs. Approximately $51.6 million of the new facility were used to refinance current borrowings into long term debt. The Company’s consolidated balance sheets as of December 31, 2015 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date. The new facility features two tranches, including one tranche denominated in USD representing 71% of the facility and another tranche denominated in Colombian Pesos (COP) representing the remaining 29%. Borrowings under the facility will bear interest at a weighted average interest rate of 7% for the first year, and thereafter at a rate of LIBOR plus 5.25% and DTF (Colombian index) plus 5.00% for the respective USD and COP denominated tranches.

Additionally, until the redemption of certain warrants and unit purchase options or their expiration in December 2016, we could receive up to $56.0 million from the exercise of warrants and unit purchase options comprised of: up to $33.5 million upon the exercise of all of the insider warrants and working capital warrants, up to $1.0 million upon the exercise of the unit purchase options, up to $0.8 million upon the exercise of the warrants underlying such unit purchase options and up to $20.7 million upon the exercise of the warrants issued in our IPO. As of December 31, 2014, 102,570 warrants have been exercised for proceeds of $0.8 million. During the year ended December 31, 2015 there were no warrants exercised for cash.

Capital Resources

We transform glass and aluminum into high specification architectural glass which requires significant investments in state of the art technology. During the years ended December 31, 2015 and 2014, we made investments primarily in building and construction, and machinery and equipment in the amount of $80.2 million and $56.6 million, respectively.

In August 2014, we entered into a contract to purchase equipment from Magnetron Sputter Vacuum Deposition to produce soft coated low emissivity glass as part of our improvements plan that entered production in the last quarter of 2015. The investment for this project is estimated at $45 million for the equipment and facilities, financed primarily with a credit facility with an export credit guarantee by the German Federal Government.

Restatement

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements for the year ended December 31, 2014. For additional information and a detailed discussion of the restatement, see Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 15, "Exhibits, Financial Statement Schedules".

Results of Operations (Amounts in thousands)

	For the Years ended
	December 31,
	2015	2014
		(Restated)*
Net operating revenue	$238,833	$197,452
Cost of sales	153,252	131.156
Gross Profit	85,581	66,296
Operating expenses	46,499	39,064
Operating income	39,082	27,232
Change in fair value of warrant liability	(24,901)	(1,711)
Change in fair value of earnout share liability	(10,858)	(10,807)
Non-operating income, net	13,877	12,235
Interest expense	(9,274)	(8,900)
Income tax provision	(20,691)	(8,538)
Net (loss) income	$(12,765)	$9,511

(*) The data presented represents financial data on a restated basis. For more information on the restatement, see Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 15, "Exhibits, Financial Statement Schedules".

Comparison of years ended December 31, 2015 and December 31, 2014

Revenue

Our operating revenue increased from $197.5 million in 2014 to $238.8 million in 2015, or 21%. The increase mostly was driven by planning strategies designed to increase participation in the U.S. market.

The increase is partially due to high quality, reliability, and competitive prices which allowed us to further penetrate our existing markets and sell a larger volume of Company products. Sales in the U.S. market accounted for a $40.2 million increase, which represents 39.6% as compared to 2014. The increase is also partially due to a diversification of markets within the country since our sales in the U.S. have historically been in the South Florida region where sales continue to increase significantly, but have also expanded to other regions of the United States. Sales to the US markets include, in average, more sophisticated products than the other markets in which the Company participates which also makes them higher priced products. Sales in Colombia, priced in Colombian pesos, increased by $1.2 million, or approximately 2%, however, in terms of local currency represented a 39% increase, offset by unfavorable exchange rates. Sales in Panama decreased by $4.0 million, or 35%, and sales to other territories increased by $4.0 million, which represents a 90% increase.

Cost of sales and gross profit margins

Cost of sales increased $22.1 million or 17% from $131.2 million during the year ended December 31, 2014 to $153.3 million during the year ended December 31, 2015, below the growth in the Company’s operating revenue. Sales margins calculated by dividing the gross profit by operating revenue increased from 34% to 36% between the years ended December 31, 2014 and 2015, respectively. We believe this is the result of a combination of favorable exchange rates for fixed costs in Colombian pesos, as well as a higher degree of vertical integration in which more Company products are used as raw materials to manufacture other finished goods. The amount of Company products used to manufacture other products increased from 27% of total consolidated sales during the year ended December 31, 2014 to 29% during the year ended December 31, 2015.

Operating Expenses

Selling, general and administrative expenses increased 19%, or $7.4 million, from the year ended December 31, 2014 to December 31, 2015. The principal factors of this increase were an increase of $2.1 million in shipping expense as sales to more distant markets increase, $1.4 million in sales commissions as part of our efforts to increase sales in the United States, $1.3 million bad debt write-offs and a Capital Tax levied on the Colombian subsidiaries in the Colombian tax reform of December 2014 that amounted to $0.9 million in 2015. Additionally, there were smaller increases of $0.8 million in higher depreciation and amortization, primarily for assets acquired during 2014 from RC Aluminum and Glasswall LLC, an increase in consulting fees of approximately $0.6 million as well as $0.5 million higher publicity related expenses and other small increases partially offset with decreases of Colombian Peso denominated expenses, such as personnel which decreased approximately $0.3 million due to favorable exchange rates, in spite of there being 255 more employees hired.

Change in Fair Value of Warrant Liability

We incurred a non-cash, non-operating loss of $24.9 million in the year ended December 31, 2015 due to the increase in the fair value of warrants relative to their last reported fair value at December 31, 2014. The fair value of the warrants changes in response to market factors not controlled by us such as the market price of our shares and the volatility index of comparable companies. There are no income tax effects of this warrant liability due to our company being registered in the Cayman Islands. Management does not consider the effects of the change in the fair value of the warrants to be indicative of our ongoing operating performance.

Change in Fair Value of Earnout share liability

We incurred a non-cash, non-operating loss of $10.9 million in the year ended December 31, 2015 due to the increase in the fair value of earnout share liability relative to their last reported fair value at December 31, 2014. The fair value of the earnout shares changes in response to market factors such as the market price of our shares and the volatility index of comparable companies and the Company’s forecasted EBITDA. There are no income tax effects of this earnout liability due to our company being registered in the Cayman Islands. Management does not consider the effects of the change in the fair value of the earnout shares to be indicative of our ongoing operating performance.

Interest Expense

Between the years ended December 31, 2015 and 2014, interest expense increased by $0.4 million, or approximately 4%, from $8.9 million to $9.3 million as our debt increased from $94.2 million as of December 31, 2014 to $138.4 million in December 31, 2015.

Non-Operating Income

Non-operating income increased $1.7 million, from $12.2 million in the year ended December 31, 2014 to $13.9 million in the year ended December 31, 2015, primarily as a result of an increase in financial revenues of $1.1 million comprised of interest income on receivable, as well as recoveries of scrap materials of $0.5 million. Non-Operating Income is comprised mostly of foreign currency transaction gains which amounted to $10.1 million and $10.8 million during the year ended December 31, 2015 and 2014, respectively, related to the Company’s Colombian subsidiaries ES and TG which have the Colombian Peso as functional currency, yet have important US Dollar denominated transactions.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

Future contractual obligations represent an impact to future cash flows as shown in the table for the period ended December 31, 2015:

	Payments Due by Period (In thousands)
Contractual Obligations	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$112,332	$20,961	$15,736	$25,740	$49,895
Interest Obligations	32,972	6,370	12,209	9,860	4,533
Capital Lease Obligations	26,082	2,851	4,985	7,887	10,359
Total	$171,386	$30,182	$32,930	$43,487	$64,787

Future interest obligations are estimated assuming constant reference rates for obligations with variable interest rates. The average interest rate is approximately 7.3% and 10.4% per annum for long term debt and capital lease obligations respectively, and can vary up or down in accordance with money market rates in Colombia.

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

Revenue Recognition

Our principal sources of revenue are derived from product sales of manufactured glass and aluminum products. Delivery to the customer is deemed to have occurred when the title is passed to the customer. Generally, the title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer. The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices.

The Company recognizes revenue for standard form sales. Standard form sales are customer sales comprising low value installations that are of short duration. A standard form agreement is executed between the Company and its customer. Services are performed by the Company during the installation process. The price quote is determined by the Company, based on the requested installation, and approved by the customer before the Company proceeds with the installation. The customer’s credit worthiness and payment capacity is evaluated before the Company will proceed with the initial order process.

Revenues from fixed price contracts, which represent approximately 22% of the Company’s sales for the year ended December 31, 2015 are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts typically have a duration ranging between one and three years. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of product, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. Change in contract estimates have not had a material effect on our financial statements.

Related party transactions

The Company has related party transactions such as sales, purchases, leases, guarantees, and other payments. We perform a related party analysis to identify transactions to disclose quarterly. Depending on the transactions, we aggregate some related party information by type. When necessary we also disclose the name of a related party, if doing so is required to understand the relationship.

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

Estimation of Fair Value of Earnout share liability

The best evidence of fair value is current prices in an active market for similar financial instruments. We determine the fair value of earnout share liability by the Company using Monte Carlo simulation, which models future EBITDA and stock prices during the earn-out period using the Geometric Brownian Motion. This model is dependent upon several variables such as the instrument’s expected term, expected risk-free interest rate over the expected instrument term, the equity volatility of the Company’s stock price over the expected term, the asset volatility, and the Company’s forecasted EBITDA. The expected term represents the period of time that the instruments granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies. The inputs to the model were stock price, risk-free rate, expected term and volatility.

In general, the inputs used are unobservable; therefore unless indicated otherwise, earnout share liability is classified as level 3 under guidance for fair value measurements hierarchy.

Derivative Financial Instruments

We conduct interest rate swap (IRS) transaction with key non-related financial entities to reduce the effect of interest rate fluctuations as economic hedges against interest rate risk. We have designated these derivatives at fair value and the accounting for changes is recorded in the statement of operations. The inputs used are similar to the prices for similar assets and liabilities in active markets directly or indirectly through market corroboration; therefore unless indicated otherwise, derivatives are classified as level 2 under guidance for fair value measurements hierarchy.

Foreign currency transactions

The functional currency of most of the Company's foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive earnings within stockholders' equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies within non-operating income in the Company’s consolidated statement of operations.

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

Business combinations

We allocate the total purchase price of the acquired tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, with the excess purchase price recorded as goodwill. The purchase price allocation process required us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company, in part based on valuation models that incorporate projections of expected future cash flows and operating plans and are inherently uncertain. Valuations are performed by management or third party valuation specialists under management’s supervision. In determining the fair value of assets acquired and liabilities assumed in business combinations, as appropriate, we may use one of the following recognized valuation methods: the income approach (including the cost saving method and the discounted cash flows from relief from royalty), the market approach and/or the replacement cost approach.

Examples of significant estimates used to value certain intangible assets acquired include but are not limited to:

•	sales volume, pricing and future cash flows of the business overall

•	future expected cash flows from customer relationships, and other identifiable intangible assets, including future price levels, rates of increase in revenue and appropriate attrition rate

•

the acquired company’s brand and competitive position, royalty rate, as well as assumptions about the period of time the acquired brand will continue to benefit to the combined company’s product portfolio

•	cost of capital, risk-adjusted discount rates and income tax rates

However, different assumptions regarding projected performance and other factors associated with the acquired assets may affect the amount recorded under each type of assets and liabilities, mainly between property plant and equipment, intangibles assets, goodwill and deferred income tax liabilities and subsequent assessment could result in future impairment charges. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of Tecnoglass, Inc.´s “disclosure controls and procedures” as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were not effective as of December 31, 2015. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2015 described below, we believe the consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

Based on this evaluation, our management concluded that, because of the material weaknesses described below, our internal control over financial reporting as of December 31, 2015, was not effective.

A “material weakness” is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company´s annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified, as of December 31, 2015, the following material weaknesses in our internal control over financial reporting:

•

Entity-Level Controls - The Company has not finished the process of establishing the proper design of the Entity Level Controls which support the effectiveness of the internal control over financial reporting, therefore, certain deficiencies in these controls may not assure the proper control environment for risk and fraud management. Regarding the Information Technology General Controls (ITGC´s), we determined the designed controls did not operate effectively in order to prevent, detect and correct errors or prevent frauds within the Information Technology environment.

•	Financial Closing and Reporting Process - We have not implemented controls over the identification, accounting treatment classification and nature of non-routine, unusual transactions, inclusive of significant related party transactions and for policies related to management evaluation of certain accounting estimates. Specifically we determined several controls deficiencies that resulted in audit adjustments to the company´s consolidated financial statements regarding warrant liabilities, earnout shares, shipping costs, netting of deferred taxes,revenue from related parties, earnings per share calculations, cash flow statement preparation, sale leaseback transactions and the classification of debt instruments. The aforementioned transactions’ accounting treatment affected financial statements assertions such as completeness, accuracy, rights and obligations, cutoff and presentation and disclosure related to assets, liabilities, equity, revenues, operating and non-operating income and expense accounts. Regarding the basis for calculating diluted earnings per share, we did not adequately take into account the effect of dilutive earnout shares.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Remediation regarding the Revenue Recognition Material Weakness identified for the Fiscal Year Ended December 31, 2014

As stated in our annual report on Form 10K, for the fiscal year ended December 31, 2014, management identified some material weakness in our processes regarding Revenue Recognition.

In September of 2015, the Company implemented the required controls and additional procedures in order to improve the processes related to the Percentage of Completion Method, which allowed for a more accurate and reliable information. The Company’s remediation actions included:

•

Assurance of the Percentage of Completion Method completeness by validating the information source (i.e. contract price, initial estimated cost, period actual invoicing, accumulated invoicing, actual cost) contained in our Enterprise Resourse Planning (“ERP”). In addition, validation of changes in contract prices and costs.

•	Review of the projects advance with Project Managers and reconciling the costs recorded in our ERP.

•	Monthly comparison between actual costs and amounts recorded in our ERP and information oversight (i.e. accounts receivable, engineering, invoicing and finance) for performing the projects closing process in our ERP.

•	Once the Percentage of Completion Method is automatically calculated in our ERP, several manual controls were established for validating accuracy, completeness and cutoff.

•	Disclosures regarding revenue recognition are documented in a checklist approved by the Disclosure Committee.

The controls implemented through the remediation plan were validated by our Internal Control staff, as follows:

•	Comparison between the SAP Percentage of Completion calculation and the spreadsheet results.

•	Review of project advancement with Project Managers.

•	Validation of the journal entries approval by our CFO.

•	New projects´ accounting treatment review related to the Percentage of Completion Method.

•	Project closing review in our ERP.

•	Monitoring significant changes regarding the Percentage of Completion Method.

Remediation regarding the Entity Level Controls and ITGC´s Material Weakness identified for the Fiscal Year Ended December 31, 2015 and 2014

•	Created an internal control department with five experienced members who are now leading the SOX Compliance project and the internal audit procedures. Developed the internal audit plan for strengthening our control activities and therefore our Entity Level Controls.

•	Contracted a co-sourcing with Deloitte for identifying risks and implementing internal controls over financial reporting in order to become SOX compliant. As of December 31, 2015, a total of 256 SOX control were designed. Plan to start performing quarterly SOX control tests beginning in May 2016 in order to ensure that such controls are appropriately designed and effectively operating.

•	Created a Financial Reporting unit in the United States responsible for the SEC reporting process and implementing SOX controls related to financial reporting.

•	Trained our international finance and accounting personnel considering relevant topics under USGAAP based on the company´s transactions (i.e. revenue recognition, inventories, long-lived assets, financial instruments, deferred taxes, etc.).

•	Increased management oversight by creating a Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process and assessing disclosure completeness.

•	Performed the ERP users roles analysis, segregation of duties and the internal audit of the IT issues. In addition, key account processes such as Percentage of Completion (POC), Financial Instruments Management, depreciation and amortization and foreign exchange calculations were automated. Plan to acquire and implement a software for optimizing the Information Systems Access Management in April 2016. Regarding the Information Technology General Controls (ITGC´s), control operating effectiveness testing is planned to be performed quarterly beginning in May, 2016, in order to prevent, detect and correct errors or prevent frauds within the Information Technology environment.

•	Implemented a reporting channel (i.e. Web Case Management and Hotline) with NAVEX Global for reporting violations to our Code of Ethics. Established an ethics training for our personnel to begin in March 2016; furthermore, we will create a public reporting channel in case of ethical dilemmas so that our Corporate Governance may strengthen.

Financial Closing and Reporting: We performed additional manual procedures and analysis such as validation of sources of information that impact our financial statements, the translation process into US GAAP and other post-closing procedures in order to prepare the consolidated financial statements and disclosures included in this Annual Report. In addition, during the fourth quarter of 2015, implemented 34 SOX controls in order to comply with the aforementioned procedures, as follows:

•	Established formal procedures for appropriately performing the closing related activities, journal entries and accruals.

•	Implemented reconciliation processes for validating intercompany and related party transactions and key balance sheet accounts such as accounts receivable, inventories, property, plant and equipment, payroll, payables and debt.

•	Designed a formal review process for unusual transactions in order to determine the proper accounting treatment and developed procedures that improved the interim and annual financial statements review. Review and update the accounting policies that address the appropriate procedures for significant, non-routine, unusual, or complex events or transactions. Strengthen the process for reconciling and determining the appropriate recording for related party transactions.

Changes in Internal Control Over Financial Reporting

                As discussed in the sections “Remediation of Material Weaknesses in Internal Control over Financial Reporting” and “Managements Actions to Remediate Material Weaknesses”, there were changes in our internal control over financial reporting during the fourth quarter of 2015.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	55	Chief Executive Officer and Director

Christian T. Daes	51	Chief Operating Officer and Director

Joaquin Fernandez	55	Chief Financial Officer

A. Lorne Weil	65	Non-Executive Chairman of the Board

Samuel R. Azout	56	Independent Director

Juan Carlos Vilariño	53	Independent Director

Martha (Stormy) L. Byorum	61	Independent Director

Julio A. Torres	48	Independent Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2015, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

The audit committee has discussed with the independent auditors the matters required by the Public Company Accounting Oversight Board (“PCAOB”) auditing standard No. 16 – Communication with Audit Committees, including independent accountant’s independence.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors,” as defined for audit committee members under the NASDAQ listing standards and the rules and regulations of the Securities and Exchange Commission, who are “financially literate,” as defined under NASDAQ’s listing standards. NASDAQ’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, statement of operations and cash flow statement. The board of directors has determined that Martha Byorum satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert” as defined under rules and regulations of the Securities and Exchange Commission.

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

Prior to consummation of the Merger in December 2013, none of our executive officers or directors received compensation for services rendered to the Company. No compensation or fees of any kind, including finders, consulting or other similar fees, were paid to any of our initial shareholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they rendered in order to effectuate, the consummation of the initial business combination.

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2015 and 2014 of each of our named executive officers.

Name and principal position	Year	Salary	Bonus		Total
Jose M. Daes (1)	2015	$720,000		$132,000	$852,000
Chief Executive Officer	2014	$683,000	$		$683,000
Christian T. Daes (2)	2015	$438,000	$		$438,000
Chief Operating Officer	2014	$430,000	$		$430,000
Joaquin Fernández (3)	2015	$142,200		$12,000	$154,200
Chief Financial Officer	2014	$180,000		$34,000	$214,000

(1)	Mr. Daes was appointed chief executive officer in December 2013 in connection with the Merger. Mr. Daes also serves as chief executive officer of ES.

(2)	Mr. Daes was appointed chief operating officer in December 2013 in connection with the Merger. Mr. Daes also serves as chief executive officer of Tecnoglass.

(3)	Mr. Fernández was appointed chief financial officer in December 2013 in connection the Merger. Mr. Fernandez also serves as chief financial officer of TG and ES.

Compensation Arrangements with Named Executive Officers

At present, we do not have employment agreements in place for our current executive officers. We have determined to continue the compensation arrangements that were in place for each Messrs. Daes and Daes with ES and Tecnoglass, respectively, providing for an annual base salary of $720,000, and to provide an annual base salary to Mr. Fernandez equal to approximately $180,000 going forward. Our compensation committee may determine to award a discretionary cash bonus to such executive officers  as has been awarded in the past by Tecnoglass and ES, and may also determine to award to such executive officers share options, share appreciation rights or other awards under our 2013 Long-Term Equity Incentive Plan. We anticipate continuing these compensation arrangements until we enter into employment agreements with our executive officers. Upon entry into employment agreements with our executive officers, we will file a Current Report on Form 8-K to disclose the material terms of such agreements.

Equity Awards at Fiscal Year End

As of December 31, 2015, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Director Compensation

For the year ended December 31, 2015, we did not compensate any of our directors for their service on the board. However, we did reimburse our directors for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, in October 2015, the Company authorized to grant each non-employee director $50,000 worth of ordinary shares of the Company payable annually, commencing in October 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2015  regarding the beneficial ownership of our ordinary shares by:

•	Each person known to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	Each director and each named executive officer; and
•	All current executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. This table is prepared solely based on information supplied to us by the listed beneficial owners, any Schedules 13D or 13G and other public documents filed with the SEC. The percentage of beneficial ownership is calculated based on 26,895,636 ordinary shares outstanding as of December 31, 2015. Shares which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	0	(2)	0%
Chief Executive Officer and Director
Christian T. Daes	0	(2)	0%
Chief Operating Officer and Director
Samuel R. Azout	0		0%
Director
Juan Carlos Vilariño	0		0%
Director
Joaquin F. Fernandez	21,856,223	(3)	78.9%
Chief Financial Officer
A. Lorne Weil	95,693	(4)	*
Chairman of the Board
Julio A. Torres	104,836		*
Director
Martha L. Byorum	190,000	(5)	*
Director
All directors and executive officers as a group (8 persons)	22,246,752		80.5%
Five Percent Holders:
Energy Holding Corporation	21,856,223	(3)	78.9%
Red Oak Partners, LLC 304 Park Avenue South, 11th Floor, New York NY 10010	1,969,021	(6)	7.3%

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

(5)        Includes 110,000 ordinary shares issuable upon the exercise of 125,000 private warrants held by such reporting person, which became exercisable upon consummation of our initial business combination.

(6)        Red Oak Partners may be deemed to beneficially own 1,969,021 ordinary shares which includes: (i) 667,641 ordinary shares beneficially owned by Red Oak Fund including 155,977 ordinary shares, 484,330 ordinary shares issuable upon exercise of warrants held by Red Oak Fund, and 27,334 ordinary shares issuable upon exercise of 13,667 unit purchase options held by Red Oak Fund; (ii) 307,607 ordinary shares beneficially owned by Red Oak Long Fund including 68,561 ordinary shares, 225,962 ordinary shares issuable upon exercise of warrants held by Red Oak Long Fund, and 13,084 ordinary shares issuable upon exercise of 6,542 unit purchase options held by Red Oak Long Fund; (iii) 883,268 ordinary shares beneficially owned by Pinnacle Partners, LLC and Pinnacle Opportunities Fund, LP (‘‘Pinnacle Funds’’) including 208,981 ordinary shares, 637,282 ordinary shares issuable upon exercise of warrants held by Pinnacle Funds, and 37,004 ordinary shares issuable upon exercise of 18,502 unit purchase options; and (iv) 13,700 ordinary shares beneficially owned by Wolverine Trading LLC (‘‘Wolverine’’) including 8,900 ordinary shares and 4,800 ordinary shares issuable upon exercise of warrants held by Wolverine. Red Oak Partners has discretionary authority over shares and warrants held by Wolverine. Information was derived from a Schedule 13D filed on February 16, 2016.

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

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2015, no awards had been made under the 2013 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

E.S. Windows, LLC

The majority of shares of ESW LLC, a Florida limited liability company, are owned by Jose Daes, Christian Daes and Evelyn Daes. ESW LLC acts as one of ES’s importers and distributors in the U.S. ESW LLC sends project specifications and orders from its clients to ES, and in turn, receiving pricing quotes from ES which are conveyed to the client. ESW LLC does not install any of our products. The Company’s CEO and COO, other family members, and other related parties own 100% of the equity in ESW LLC. Sales to ESW LLC amounted to $48.8 and $37.1 million during the years ended December 31, 2015 and December 31, 2014, respectively.

Ventanas Solar S.A.

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in US. The Company’s sales to US for the year ended December 31, 2015 and 2014 were $5.4 million and $0.2 million, respectively. Outstanding receivables from VS at December 31, 2015 and 2014 were $9.4 million and $12.2 million, respectively, including a long term payment agreement for trade receivables of $9.2 million as of December 31, 2015 related to two collection agreements, pursuant to which VS collects the Company’s receivables from customers in Panama.

Merger Consideration

Energy Holding Corporation, the sole shareholder of Tecnoglass Holding whose shareholders are all of the former shareholders of Tecnoglass and ES, received 20,567,141 ordinary shares in consideration of all of the outstanding and issued ordinary shares of Tecnoglass Holding.

Pursuant to the agreement and plan of reorganization, we issued to Energy Holding Corp. an aggregate of 500,000 ordinary shares based on its achievement of specified EBITDA targets set forth in such agreement for the fiscal year ended December 31, 2014 and we will issue 1,000,000 ordinary shares upon achievement of specified EBITDA target in the fiscal year ended December 31, 2015.

Energy Holding Corp. also has the contractual right to receive an additional 1,500,000 ordinary shares, to be released upon theattainment of specified share price targets or targets based on our EBITDA in the fiscal year ending December 31, 2016. The following table sets forth the targets and the number of earnout shares issuable to Tecnoglass Holding shareholders upon the achievement of such targets:

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

During 2015, the Company paid $0.6 million to PWC and $0.1 million to Marcum for audit and audit related fees. During 2014, the Company paid $0.1 million to PwC and $1.2 million to Marcum for audit and audit related fees.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of May, 2016.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer (Principal	May 31, 2016
Jose M. Daes	Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	May 31, 2016
Christian T. Daes

/s/ Joaquin Fernandez	Chief Financial Officer (Principal	May 31, 2016
Joaquin Fernandez	Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	May 31, 2016
A. Lorne Weil

/s/ Samuel R. Azout	Director	May 31, 2016
Samuel R. Azout

/s/ Juan Carlos Vilariño	Director	May 31, 2016
Juan Carlos Vilariño

/s/ Martha Byorum	Director	May 31, 2016
Martha Byorum

/s/ Julio A. Torres	Director	May 31, 2016
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Tecnoglass Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tecnoglass Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the 2014 financial statements have been restated to correct for misstatements.

/s/ PricewaterhouseCoopers Ltda.

PricewaterhouseCoopers Ltda.

Barranquilla, Colombia

May 31, 2016

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
		(Restated)
ASSETS
Current assets:
Cash	$18,496	$15,930
Investments	1,470	1,209
Trade accounts receivable, net	52,515	44,718
Unbilled receivables on uncompleted contracts	9,868	9,931
Due from related parties	28,073	28,564
Other assets	7,794	5,508
Inventories	46,011	28,965
Prepaid expenses	3,152	1,298
Total current assets	167,379	136,123

Long term assets:
Property, plant and equipment, net	135,974	103,980
Long term receivables from related parties	2,536	4,220
Goodwill and Intangible assets	3,250	1,474
Deferred income taxes	640	5
Other long term assets	6,420	4,721
Total long term assets	148,820	114,400
Total assets	$316,199	$250,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current portion of long-term debt	$16,921	$54,925
Note payable to shareholder	79	80
Trade accounts payable	39,142	32,950
Due to related parties	1,283	1,999
Taxes payable	18,228	7,930
Deferred income taxes	3,384	3,048
Labor liabilities	918	954
Warrant liability	31,213	-
Earnout share liability	13,740	5,075
Current portion of customer advances on uncompleted contracts	11,841	5,782
Total current liabilities	136,749	112,743

Warrant liability	-	19,991
Earnout share liability	20,414	23,986
Customer advances on uncompleted contracts	4,404	8,333
Long-term debt	121,493	39,273
Total long term liabilities	146,311	91,583
Total liabilities	$283,060	$204,326

Commitments and contingencies	-	-

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and 2014	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 26,895,636 and 24,801,132 shares issued and outstanding at December 31, 2015 and 2014, respectively	3	2
Legal reserves	1,367	1,367
Additional paid capital	45,584	26,140
Retained earnings	17,354	30,119
Accumulated other comprehensive income (loss)	(31,169)	(11,431)
Total shareholders’ equity	33,139	46,197
Total liabilities and shareholders’ equity	$316,199	$250,523

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Years ended December 31,
	2015	2014
		(Restated)
Operating revenue:
Customers	$180,633	$149,822
Related Parties	58,200	47,630
Total Operating Revenue	238,833	197,452

Cost of sales	153,252	131,156
Gross profit	85,581	66,296

Operating expenses:
Selling	27,579	22,737
General and administration	18,920	16,327
Operating expenses	46,499	39,064

Operating income	39,082	27,232

Change in fair value of warrant liability	(24,901)	(1,711)
Change in fair value of earnout shares liability	(10,858)	(10,807)
Non-operating income, net	13,877	12,235
Interest expense	(9,274)	(8,900)

Income before taxes	7,926	18,049

Income tax provision	20,691	8,538
Net (loss) income	$(12,765)	$9,511

Comprehensive income:
Net (loss) income	$(12,765)	$9,511
Foreign currency translation adjustments	(19,738)	(16,001)
Total comprehensive (loss) income	$(32,503)	$(6,490)

Basic income per share	$(0.50)	$0.39

Diluted income per share	$(0.50)	$0.34

Basic weighted average common shares outstanding	25,447,564	24,347,620

Diluted weighted average common shares outstanding	28,949,642	28,237,679

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,765)	$9,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	1,286	20
Provision for obsolete inventory	(255)	(1,036)
Change in fair value of investments held for trading	10	168
Depreciation and amortization	11,869	8,542
Loss on disposition of assets	232	1,300
Change in value of derivative liability	(69)	(25)
Change in fair value of earnout share liability	10,858	10,807
Change in fair value of warrant liability	24,901	1,711
Deferred income taxes	(119)	(915)
Changes in operating assets and liabilities, net of effects from acquisitions:		-
Trade Accounts Receivable	(22,376)	(5,002)
Deferred income taxes	-	466
Inventories	(27,820)	(10,696)
Prepaid expenses	(1,392)	(761)
Other assets	(11,644)	1,852
Trade accounts payable	15,734	11,846
Taxes payable	14,006	4,465
Labor liabilities	221	530
Related parties	(8,226)	(19,132)
Advances from customers	6,341	(18,461)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	792	(4,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	1,913	2,343
Proceeds from sale of property and equipment	4,470	3,609
Purchase of investments	(877)	(1,118)
Acquisition of property and equipment	(14,901)	(24,848)
Restricted cash	-	3,633
CASH USED IN INVESTING ACTIVITIES	(9,395)	(16,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	112,805	87,109
Proceeds from the sale of common stock	-	1,000
Proceeds from the exercise of warrants	-	821
Repayments of debt and capital leases	(102,356)	(77,924)
Merger proceeds held in trust	-	22,519
CASH PROVIDED BY FINANCING ACTIVITIES	10,449	33,525

Effect of exchange rate changes on cash and cash equivalents	720	730

NET INCREASE IN CASH	2,566	13,064
CASH - Beginning of year	15,930	2,866
CASH - End of year	$18,496	$15,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,916	$7,451
Taxes	$13,212	$3,101

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease and financial obligations	$65,319	$27,778
Assets acquired with issuance of common stock	$-	$4,000

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2015 and 2014

(In thousands, except share data)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Reserve		Loss	Equity
Balance at January 1, 2014 (Restated)	24,214,670	2	20,319	1,367	20,608	4,570	46,866

Issuance of common stock	483,892	-	5,000	-	-	-	5,000

Exercise of warrants	102,570	-	821	-	-	-	821

Foreign currency translation	-	-	-	-		(16,001)	(16,001)

Net income	-	-	-	-	9,511	-	9,511

Balance at December 31, 2014 (Restated)	24,801,132	2	26,140	1,367	30,119	(11,431)	46,197

Issuance of common stock	500,000	-	5,765	-	-	-	5,765

Exercise of warrants	1,001,848	1	13,679	-	-	-	13,680

Exercise of Unit Purchase Options	592,656	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(19,738)	(19,738)

Net loss	-	-	-	-	(12,765)	-	(12,765)

Balance at December 31, 2015	26,895,636	3	45,584	1,367	17,354	(31,169)	33,139

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1.	General

Business Description

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

Basis of Presentation and Management’s Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

The preparation of the accompanying consolidated financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants and other derivative financial instruments.

Note 2.	Restatements

Restatement

This Note 2 to the consolidated financial statements discloses the nature of the restatements and adjustments and shows the impact of the restatements on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing activities, and financing activities, and the cumulative effects of these adjustments on the consolidated statement of operations, balance sheet, and cash flows for 2014. In addition, this Note shows the effects of the adjustment to opening retained earnings as of January 1, 2014, which adjustment reflects the impact of the restatement on periods prior to 2014.

The annual impact on 2014 was a reduction in pre-tax income and net income of $10,807 million.

Description of Restatement Matters and Restatement Adjustment

In preparing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company identified six non-cash errors: (1) in the way the Company had accounted for the fair value and classification of its “earnout shares”, (2) in the classification and presentation of deferred tax assets and liabilities, (3) in the classification of its shipping and handling costs, (4) in the presentation of related party revenue on consolidated statements of operations and comprehensive income, (5) in the classification of purchases and sales of investments in the consolidated statements of cash flows, and (6) earnings per share.

A description of each of the restatement adjustments is provided below:

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

(b) Deferred tax assets and liabilities – The Company was presenting deferred tax assets and liabilities gross on the balance sheet as at December 31, 2014. Per ASC 740 – Income Taxes, for a particular tax-paying component of an entity and within a particular tax jurisdiction, all current deferred tax liabilities and assets shall be offset and presented as a single amount and all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. The deferred tax assets and liabilities have been reclassified on the consolidated balance sheet as at December 31, 2014.

(c) Shipping and handling costs – For the year ended December 31, 2015, the Company records and presents shipping and handling costs in selling expenses whereas in prior financial statements these expenses had been partially reported in cost of sales. The amounts of shipping and handling costs have been reclassified in the consolidated statements of operations and comprehensive income for the year ended December 31, 2014.

(d) Related party revenue – In accordance with Rule 4-08 (k) of Regulation S-X related party revenue should be presented in the statements of operations and other comprehensive income.  These amounts were included as part of total Operating Revenues in 2014.  Related party revenue has now been separately presented in the consolidated statements of operations and comprehensive income.

(e) Cash flow from investing activities – Cash flows from the sale and purchase of investments were being netted within cash flow from investing activites amounting to $1,518. The Company is now presenting the sales and purchases of investments on a gross basis within cash flow from investing activites. This did not result in a change in total cash flow from investing activities in 2014.

(f) Earnings per share – For the year ended December 31, 2014, the company presented a diluted weighted average number of common shares outstanding for the calculation of diluted earnings per share that did not include the dilutive effect of earnout shares contingently issuable upon achievement of certain specified EBITDA targets or market share price. This resulted in the inclusion of 500,000 additional dilutive shares included in the calculation of diluted earnings per share.

The following analysis includes the financial statements as originally reported and as adjusted and takes into account the following adjustments:

Consolidated Balance Sheets

	December 31, 2014
	As reported	Adjustment	As Restated	Reference
ASSETS
Current assets:
Cash	$15,930	-	$15,930
Investments	1,209	-	1,209
Trade accounts receivable, net	44,955	(237)	44,718
Unbilled receivables on uncompleted contracts	9,931	-	9,931
Due from related parties	28,327	237	28,564
Other assets	5,508	-	5,508
Deferred income taxes	5,373	(5,373)	0	b
Inventories	28,965	-	28,965
Prepaid expenses	1,298	-	1,298
Total current assets	141,496	(5,373)	136,123	b

Long term assets:
Property, plant and equipment, net	103,980	-	103,980
Long term receivables from related parties	4,220	-	4,220
Goodwill and Intangible assets	1,474	-	1,474
Deferred income taxes	0	5	5	b
Other long term assets	4,721	-	4,721
Total long term assets	114,395	5	114,400	b
Total assets	$255,891	(5,368)	$250,523	b

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current portion of long-term debt	$54,925	-	$54,925
Note payable to shareholder	80	-	80
Trade accounts payable	33,493	(543)	32,950
Due to related parties	1,456	543	1,999
Taxes payable	7,930	-	7,930
Deferred inome taxes	8,416	(5,368)	3,048	b
Labor liabilities	954	-	954
Earnout share liability	-	5,075	5,075	a
Current portion of customer advances on uncompleted contracts	5,782	-	5,782
Total current liabilities	113,036	(293)	112,743
		-
Warrant liability	19,991	-	19,991
Earnout share liability	-	23,986	23,986	a
Customer advances on uncompleted contracts	8,333	-	8,333
Long-term debt	39,273	-	39,273
Total long term liabilities	67,597	23,986	91,583	a, b
Total liabilities	$180,633	23,693	$204,326	a, b

Commitments and contingencies	-		-

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and 2014	$-		$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 26,895,636 and 24,801,132 shares issued and outstanding at December 31, 2015 and 2014, respectively	2	-	2
Legal reserves	1,367	-	1,367
Additional paid capital	46,514	(20,374)	26,140	a
Retained earnings	38,806	(8,687)	30,119	a
Accumulated other comprehensive income	-11,431	-	-11,431
Total shareholders’ equity	75,258	(29,061)	46,197	a
Total liabilities and shareholders’ equity	$255,891	(5,368)	$250,523	a, b

Consolidated Statement of Operations

	Years ended December 31, 2014
	As reported	Adjustment	As Restated	Reference
Operating revenue:
Customers	$197,452	(47,630)	149,822	d
Related Parties	-	47,630	47,630	d
Total Operating Revenue	197,452	-	197,452

Cost of sales	136,021	(4,865)	131,156	c
Gross profit	61,431	4,865	66,296

Operating expenses:
Selling	17,872	4,865	22,737	c
General and administration	16,327	-	16,327
Operating expenses	34,199	4,865	39,064

Operating income	27,232	-	27,232

Change in fair value of warrant liability	(1,711)	-	(1,711)
Change in fair value of earnout shares liability	-	(10,807)	(10,807)	a
Non-operating income, net	12,235	-	12,235
Interest expense	(8,900)	-	(8,900)

Income before taxes	28,856	(10,807)	18,049	a

Income tax provision	8,538	-	8,538
Net (loss) income	$20,318	(10,807)	$9,511

Comprehensive income:
Net (loss) income	$20,318	(10,807)	$9,511
Foreign currency translation adjustments	(16,001)	-	(16,001)
Total comprehensive (loss) income	$4,317	(10,807)	$(6,490)

Basic income per share	$0.83	(0.44)	$0.39

Diluted income per share	$0.73	(0.39)	$0.34

Basic weighted average common shares outstanding	24,347,620	-	24,347,620

Diluted weighted average common shares outstanding	27,737,679	500,000	28,237,679	f

Consolidated Statement of Cash Flows

	Years ended December 31, 2014
	As reported	Adjustment	As Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	20,318	(10,807)	9,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:		-
Provision for bad debts	20	-	20
Provision for obsolete inventory	(1,036)	-	(1,036)
Change in fair value of investments held for trading	168	-	168
Depreciation and amortization	8,542	-	8,542
Loss on disposition of assets	1,300	-	1,300
Change in value of derivative liability	(25)	-	(25)
Change in value of Earnout Shares liability	-	10,807	10,807	a
Change in fair value of warrant liability	1,711	-	1,711
Deferred income taxes	(915)	-	(915)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade Accounts Receivable	(5,002)	-	(5,002)
Deferred income taxes	466	-	466
Inventories	(10,696)	-	(10,696)
Prepaid expenses	(761)	-	(761)
Other assets	1,852	-	1,852
Trade accounts payable	11,846	-	11,846
Taxes payable	4,465	-	4,465
Labor liabilities	530	-	530
Related parties	(19,132)	-	(19,132)
Advances from customers	(18,461)	-	(18,461)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,810)	-	(4,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	825	1,518	2,343	e
Proceeds from sale of property and equipment	3,609	-	3,609
Purchase of investments	400	(1,518)	(1,118)	e
Acquisition of property and equipment	(24,848)	-	(24,848)
Restricted cash	3,633	-	3,633
CASH USED IN INVESTING ACTIVITIES	(16,381)	-	(16,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	87,109	-	87,109
Proceeds from the sale of common stock	1,000	-	1,000
Proceeds from the exercise of warrants	821	-	821
Repayments of debt and capital leases	(77,924)	-	(77,924)
Merger proceeds held in trust	22,519	-	22,519
CASH PROVIDED BY FINANCING ACTIVITIES	33,525	-	33,525

Effect of exchange rate changes on cash and cash equivalents	730	-	730
		-
NET INCREASE IN CASH	13,064	-	13,064
CASH - Beginning of year	2,866	-	2,866
CASH - End of year	$15,930	-	$15,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,451	-	$7,451
Taxes	$3,101	-	$3,101

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease and financial obligations	$27,778	-	$27,778
Assets acquired with issuance of common stock	$4,000	-	$4,000

Note 3.	Summary of significant accounting policies

Principles of Consolidation

These financial statements consolidate TGI, its indirect wholly-owned subsidiaries TG and ES, and its direct subsidiaries Tecno LLC and Tecno RE, which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses.

Foreign Currency Translation and Transactions

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2015, cash and cash equivalents were primarily comprised of deposits held in operating accounts in Colombia, Panama and United States. As of December 31, 2015 and 2014 the Company had no restricted cash.

Investments

The Company’s investments are comprised of marketable securities, short term deposits and income producing real estate.

Investments which are held for trading are recorded at fair value and fluctuations in value are recorded as a non-operating income or expense. In addition, we have investments in long-term marketable equity securities which are classified as available-for-sale securities and are recorded at fair value.

Short- term deposits and other financial instruments with maturities greater than 90 days and shares in other companies that do not meet the requirements for equity method treatment are recorded for at cost.

We also have investments in income-producing real estate. This real estate is recorded at cost and is depreciated using the straight-line method over its estimated useful life. The depreciation and rental income associated with this real estate are recognized in the consolidated statement of operations.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $32 and $110, respectively.

Concentration of Risks and Uncertainties

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company mitigates its cash risk by maintaining its cash deposits with major financial institutions in Colombia and the Cayman Islands. At times the balances held at financial institutions in Colombia may exceed the Colombia government insured limits of the Ministerio de Hacienda y Crédito Público. The Company has not experienced such losses in such accounts. As discussed above, the Company mitigates its risk to trade accounts receivable by performing on-going credit evaluations of its customers.

Related party transactions

The Company has related party transactions such as sales, purchases, leases, guarantees, and other payments. We periodically performed a related party analysis to identify transactions to disclose. Depending on the transactions, we aggregate some related party information by type. When necessary we also disclose the name of a related party, if doing so is required to understand the relationship.

Inventories

Inventories of raw materials, which consist primarily of purchased and processed glass, aluminum, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or market. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet installed (work in process) are valued using the specific identification method. Cost for finished product inventory are recorded and maintained at the lower of cost or market. Cost includes raw materials and direct and applicable indirect manufacturing overheads. Also, inventories related to contracts in progress are included within work in process and finished goods, and are stated at using the specific identification  method and lower cost of market, respectively, and are expected to turn over in less than one year.

Reserves for excess or slow-moving raw materials inventories are updated based on historical experience of a variety of factors including sales volume and levels of inventories at the end of the period. The Company’s reserve for excess or slow-moving inventories at December 31, 2015 and 2014 amounted to $0 and $292, respectively. The Company does not maintain allowances for the lower of cost or market for inventories of finished products as its products are manufactured based on firm orders rather than built-to-stock.

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

 The Company also records within fixed assets all the underlying assets of a capital lease. Initial recognition of these assets are done at the present value of all future lease payments. A capital lease is a lease in which the lessor transferred substantially all of the benefits and risks associated with the ownership of the property.

Long Lived Assets

The Company periodically reviews the carrying values of its long lived assets when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary.

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of our December 31, 2015, the Company’s market capitalization exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 7– Goodwill and Intangible Assets for additional information.

Intangible Assets

Intangible assets with definite lives subject to amortization are amortized on a straight-line basis. We also review these intangibles for impairment when events or significant changes in circumstance indicate that the carrying value may not be recoverable. Events or circumstances that indicate that impairment testing may be required include the loss of a significant customer, loss of key personnel or a significant adverse change in business climate or regulations. There were no events or circumstances noted and as such no impairment analysis was done for intangible assets subject to amortization. See Note 7 – Goodwill and Intangible Assets for additional information.

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

Financial Liabilities

Financial liabilities correspond to the financing obtained by the Company through bank credit facilities and accounts payable to suppliers and creditors. Financial liabilities are initially recognized based on their fair value, which is usually equal to the transaction value less directly attributable costs. Subsequently, such financial liabilities are carried at their amortized cost according to the effective interest rate method determined at initial recognition, and recognized in the results of the period during the time of amortization of the financial obligation.

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

Following the SEC’s Notice of Effectiveness dated June 16, 2014 of the Company’s registration statement on Form S-1 that registered the IPO Warrants and the Working Capital Warrants, an aggregate of 2,428,494 Warrants have been exercised as of December 31, 2015. See more about the Company’s registration statement at Note 16.

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

The Company accounted for issued UPOs, at issuance date in March 2012, at their fair market value calculated using a Black-Scholes option-pricing model, including the amount of $500,100 received in cash payments, as an expense of the Public Offering resulting with a charge directly to shareholders’ equity.

In November and December 2015, holders of UPOs exercised 803,468 unit options (one share and one warrant) and simultaneously exercised the underlying warrants on a cashless basis, resulting in the issuance of 592,656 ordinary shares. No cash was received in this simultaneous transaction. Because of the UPOs are accounted for in shareholders’ equity as instruments indexed to the Company’s own equity, and no cash or other consideration was received or liabilities were settled, there is no measurement or re-measurement of fair value for the purposes of reclassification out of retained earnings into additional paid in capital (see note 16).

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires compensation costs related to share-based transactions, including employee stock options, to be recognized based on fair value. The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. During December 31, 2015 and 2014, no share-based awards have been granted to employees.

Derivative Financial Instruments

The Company records all derivatives on the balance sheet at fair value, regardless of the purpose or intent for holding them. The Company has not designated its derivatives as hedging instruments; therefore, the Company does not designate them as fair value or cash flow hedging instruments. The accounting for changes in fair value of the derivatives is recorded within the Company’s consolidated statement of operations.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for financial assets and liabilities measured at fair value on a recurring basis. Fair value is the price we would receive to sell and asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

The standard describes three level of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 13 – Fair value measurements.

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

Revenues from fixed price contracts, which amount to approximately 22% of the Company’s sales for the year ended December 31, 2015 are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of products, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and do not have a material effect on the Company’s financial statements.

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

Other Income (expenses)

The Company recognizes other income and expenses from gain and losses on change in fair value of warrant liability, gains and losses from change in fair value of earnout share liability, interest expense, interest income, and foreign currency transaction gain and losses, and proceeds from sales of scrap materials and other activities not related to the Company’s operations.

Non-operating income (net) on our consolidated statement of operations amounted to $13,877 and $12,235, for the years ended December 31, 2015 and 2014, respectively. Included within these amounts there were net gains from foreign currency transactions amounting to $10,059 and $10,790, for the years ended December 31, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2015 and 2014 amounted to approximately $936 and $420, respectively.

Employee Benefits

The Company provides benefits to its employees in accordance with Colombian labor laws. Employee benefits do not give rise to any long term liability.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecnoglass LLC and Tecnoglass RE LLC are subject to the taxing jurisdiction of the United States. TGI and Tecnoglass Holding are subject to the taxing jurisdiction of the Cayman Islands. Annual tax periods prior to December 2014 are no longer subject to examination by taxing authorities in Colombia.

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

The Company presents deferred tax assets and liabilities net as either an asset or liability, depending on the net deferred tax position and separating current deferred income taxes from non-current income taxes.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Earnings per Share

The Company computes basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company considered the dilutive effect of warrants, earnout shares and options to purchase ordinary shares in the calculation of diluted income per share, which resulted in 3,890,059 shares of dilutive securities for the years ended December 31, 2014. Calculation of earnings per share or the year ended December 31, 2015, excludes the effect of 3,502,079 shares of dilutive securities given their inclusion would be antidilutive given the net loss for the period.

Recently Issued Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. Early adoption is permitted. Below is the description of ASU 2014-09 which the Company is currently evaluating.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In September 25, 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Early adoption is permitted. The Company early adopted ASU 2015-16 and the impact on prior year is included in note 19.

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

Note 4.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	December 31,
	2015	2014
Trade accounts receivable	$52,547	$44,828
Less: Allowance for doubtful accounts	(32)	(110)
	$52,515	$44,718

The changes in allowances for doubtful accounts for the years ended December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Balance at beginning of year	$110	$403
Provision for bad debts	1,286	20
Deductions and write-offs	(1,364)	(313)
Balance at end of year	$32	$110

Note 5.	Other Assets

Other assets consists of the following

	December 31,
	2015	2014
Advances to Suppliers and Loans	$835	$1,353
Prepaid Income Taxes	6,069	3,376
Employee Receivables	327	552
Other Creditors	563	227
	$7,794	$5,508

Note 6.	Other Long Term Assets

	December 31,
	2015	2014
Real estate Investments	$4,944	$-
Acquired assets pending purchase price allocation	-	4,134
Other Long Term Assets	1,476	587
	$6,420	$4,721

Acquired assets pending purchase price allocation are assets acquired from Glasswall LLC in December of 2014. See Note 19– Business Combinations for more information.

Note 7.	Goodwill and Intangible Assets

Goodwill

The only goodwill the Company has on its balance sheet is in connection with the acquisition of Glasswall LLC. As of December 31, 2014, the Company’s provisional amounts for the fair value of the assets acquired did not result in goodwill. However, after the measurement period adjustments became finalized, the Company reallocated $1,330 from Acquired assets pending purchase price allocation under Other long term assets to goodwill.

The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. For purposes of testing goodwill for impairment as of December 31, 2015, the Company compared its market capitalization amounting to $366 million to its book value of equity amounting to $67.7 million. No goodwill impairment was necessary since the Company’s market capitalization exceeded its book value of equity.

During 2015 there was no impairments, foreign currency exchange movements, or acquisitions and as such the goodwill balance did not change after the measurement period adjustment related to December 31, 2014.

Goodwill as of 12/31/2014 before measurement period adjustment	$-
Measurement period adjustment	1,330
Goodwill as of 12/31/2014	1,330
Goodwill as of 12/31/2015	1,330

Intangible Assets, Net

In connection to our acquisitions of RC Aluminum and Glasswall LLC, our intangible assets were recorded at their estimated fair value. In relation to the Glasswall LLC acquisition, we have recognized measurement period adjustments as provisional amounts became finalized during the final valuation assessment of the intangibles assets that existed as of the acquisition date.

Intangible assets, net include the following Miami-Dade County Notices of Acceptances (NOA’s):

	December 31,
	2015	2014
Gross amount	3,455	1,944
Accumulated Amortization	(1,535)	(470)
Intangible assets, net	1,920	1,474

The weighted average amortization period is 10 years.

During the twelve months ended December 31, 2015 and December 31 2014, the amortization expense amounted to $1,063 and $470, respectively, and was included within the general and administration expenses in our consolidated statement of operations. Also, during the twelve months ended December 31, 2015 NOAs amounting to $1,500 were reclassified from other long term assets pursuant to the final purchase price allocation of the Glasswall acquisition (See note 19) upon completion of the measurement period adjustment. There were no acquisitions or impairment and these intangibles are not subject to foreign currency translation adjustments since they are recorded at the Company’s reporting currency.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2015 is as follows:

Year ending	(in thousands)
2016	$496
2017	421
2018	150
2019	150
2020	150
$1,367

Note 8.	Inventories

Inventories are comprised of the following

	December 31,	December 31,
	2015	2014
Raw materials	$36,254	$22,421
Work in process	3,451	2,136
Finished goods	2,875	2,158
Stores and spares	3,190	2,371
Packing material	241	171
	46,011	29,257
Less: inventory allowances	-	(292)
	$46,011	$28,965

Note 9.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,	December 31,
	2015	2014

Building	$41,804	$36,228
Machinery and equipment	107,179	76,497
Office equipment and software	3,528	2,868
Vehicles	1,402	1,412
Furniture and fixtures	1,569	1,651
Total property, plant and equipment	155,482	118,656
Accumulated depreciation and amortization	(33,018)	(31,646)
Net book value of property and equipment	122,464	87,010
Land	13,510	16,970
Total property, plant and equipment, net	$135,974	$103,980

Depreciation expense was $9,906 and $7,531 for the years ended December 31, 2015 and 2014.

Included within the table above are Property, plant and equipment under capital lease, which are comprised of the following:

	December 31,	December 31,
	2015	2014
Buildings	$3,625	$376
Land	8,375	18,459
Machinery and Equipment	26,384	3,689
Total assets under capital lease	38,384	22,525
Accumulated Depreciation	(3,822)	(2,522)
Total assets under capital lease, net	$34,562	$20,002

For more information on capital lease obligations see note 10 – Debt. Differences between capital lease obligations and the value of property, plant and equipment under capital lease arise from differences in the maturities of capital lease obligations and the useful lives of the underlying assets.

The roll forward of Property, plant and equipment for the years ended December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Property, Plant and Equipment
Beginning balance	$135,626	$118,299
Acquisitions	82,032	52,626
Purchase price allocation adjustment	1,170	-
Disposals	(2,114)	(4,909)
Reclassification to investment property	(5,080)	-
Effect of Foreign currency translation	(42,642)	(30,390)
Ending Balance	$168,992	$135,626

Accumulated Depreciation
Beginning Balance	$(31,646)	$(30,919)
Depreciation Expense	(9,906)	(7,531)
Disposals	19	-
Reclassification to investment property	161	-
Effect of Foreign Currency Translation	8,354	6,804
Ending balance	$(33,018)	$(31,646)
Property, plant and Equipment, Net	$135,974	$103,980

Reclassification to investment property corresponds to the reclassification to other long term assets for $4,944 comprised of land and buildings purchased in December 2014 related to the Glasswall acquisition, initially classified as property, plant and equipment. As of December 31, 2015 these assets have been classified as income producing real estate investment included within other long term assets following the Company’s decision to use these assets for investment purposes. The effect of foreign currency translation is the adjustment resulting from translating the amounts from Colombian Pesos, functional currency of some of the Company’s subsidiaries, into U.S. Dollars, the reporting currency.

Note 10.	Debt

The Company’s debt is comprised of the following:

	December 31,	December 31,
	2015	2014
Revolving lines of credit	4,640	375
Loans	107,692	78,318
Capital Lease	26,082	15,505

Total obligations under borrowing arrangements	$138,414	$94,198
Less: Current portion of long-term debt and other current borrowings	16,921	54,925
Long-term debt	$121,493	$39,273

At December 31, 2015, the Company owed approximately $138,414 under its various borrowing arrangements with several banks in Colombia and Panama including obligations under various capital leases as discussed below. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.3 % to 17,13%. These loans are generally secured by substantially all of the Company’s accounts receivable or inventory, except for the 15-year mortgage secured by the Company’s real properties in Miami-Dade County. Most of the company’s borrowings as of December 31, 2015 were denominated in Colombian pesos except for $52,964 of U.S. Dollar denominated borrowings.

The mortgage loan with TD Bank secured by Tecno RE in December 2014 to finance the acquisition of real property in Miami-Dade County, Florida with an outstanding balance of $3,733 as of December 31, 2015, contained a covenant requiring a 1.0:1 debt service coverage ratio measured on an annual basis. At December 31, 2015, the Company did not meet the required covenant and received a waiver from TD Bank to defer testing of the covenant until December 31, 2016 with no other remedy or conditions imposed.

The Company had $8,524 and $7,362 of property, plant and equipment as well as $0 and $435 of other long term assets pledged to secure $ 48,056 and $26,856 under various lines of credit as of December 31, 2015 and 2014, respectively.

Net proceeds from debt were $10,449 and $9,185 during the years ended December 31, 2015 and 2014, consisting of $112,805 and $87,109 new obligations entered with similar terms to existing debt, and repayments of debt for $102,356 and $77,924 for the years ended December 31, 2015 and 2014, respectively.

On January 7, 2016, the Company entered into a $109.5 million, seven-year senior secured credit facility. Proceeds from the new facility were used to refinance $83.5 million of existing debt, with the remaining $26.0 million available to the Company for capital expenditures and working capital needs. Approximately $48.4 million of the new facility were used to refinance short term debt as long term debt. The Company’s consolidated balance sheets as of December 31, 2015 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date.. The new facility features two tranches, including one tranche denominated in USD representing 71% of the facility and another tranche denominated in Colombian Pesos (COP) representing the remaining 29%. Borrowings under the facility will bear interest at a weighted average interest rate of 7% for the first year, and thereafter at a rate of LIBOR plus 5.25% and DTF (Colombian index) plus 5.00% for the respective USD and COP denominated tranches.

Maturities of long term debt and other current borrowings are as follows as of December 31, 2015:

Year Ending December 31,
2016	$16,921
2017	6,876
2018	9,649
2019	14,062
2020	20,388
Thereafter	70,518
Total	$138,414

Revolving Lines of Credit

The Company has approximately $7,264 in two lines of credit under a revolving note arrangement as of December 31, 2015. The floating interest rates on the revolving notes are between DTF+4% and DTF+6%. DTF is the primary measure of interest rates in Colombia. The notes are secured by all assets of the Company. At December 31, 2015 and 2014, $4,640 and $375 was outstanding under these lines, respectively.

Capital Lease Obligations

The Company is obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to approximately $21,161. The present value of the minimum lease payments was calculated using discount rates ranging from 9.2% to 11.4%.

The future minimum lease payments under all capital leases at December 31, 2015 are as follows:

Year Ending December 31,
2016	4,652
2017	4,005
2018	4,401
2019	4,899
2020	5,567
Thereafter	10,831
Total minimum lease payments	34,355
Amount representing interest	(8,273)
Net minimum lease payments	$26,082

Differences between capital lease obligations and the value of property, plant and equipment arise from differences in the maturities of capital lease obligations and the useful lives of the underlying assets.

Interest expense for the year ended December 31, 2015 and 2014 was $9,274 and $8,900, respectively. During the year ended December 31, 2015, the Company capitalized interests for the amount of $1,383.

Note 11.	Note Payable to Shareholder

From September 5, 2013 to November 7, 2013 A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $80 remained unpaid as of December 31, 2014 and December 31, 2013. During the second quarter of 2014, the Company paid $1 and a balance of $79 remains unpaid as of December 31, 2015.

Note 12.	Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia where, as a general rule, taxable income for companies is subject to a 25% Income Tax rate, except for taxpayers with special rates approved by the Congress. A minimum taxable income is calculated as 3% of net equity on the last day of the immediately preceding period and is used as taxable income if it is higher than taxable income otherwise calculated. Tecnoglass Inc, as well as all the other subsidiaries in the Cayman Islands and Panama do not currently have any tax obligations.

On December 23, 2014, Colombia’s president signed into effect a tax reform bill amending the Colombian Tax Statute fixing the Income Tax Rate at 25%. An additional income tax for social equity, the CREE Tax, is based on taxable income and applies at a rate of 9% to certain taxpayers including the Company. Prior to the reform, the CREE Tax would only apply for years 2013-2015. The reform makes the CREE tax rate of 9% permanent and an additional CREE Surtax will also apply for the years 2015 through 2018 at varying rates. The Income tax reform resulted in deferred tax liabilities being increased by $286 at December 31, 2014 when compared with previous income tax rates.

The following table summarizes income tax rates under the tax reform law.

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	December 31,
	2015	2014
Current income tax
Colombia	$20,810	$9,453
Deferred income Tax
Colombia	(119)	(915)
Total Provision for Income Tax	$20,691	$8,538

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	December 31,
	2015	2014
Income tax expense at statutory rates	39.0%	34.0%

Non-deductible expenses	224.3%	19.3%
Non-taxable income	-2.2%	-6.0%
Effective tax rate	261.1%	47.3%

The Company’s effective tax rate of 261% and 47.3% for the year ended December 31, 2015 reflects non-deductible losses of $24,901 due to the change in fair value of the Company’s warrant liability during the year ended December 31, 2015 which contributed to 122.5 percentage points in the reconciliation of the Company’s effective income tax rate to the statutory rate and non-deductible losses of $10,858 and $10,807 due to the change in fair value of the Company’s earnout share liability during the year ended December 31, 2015 and 2014, respectively, which contributed to 53.4 percentage points and 20.4 percentage points in the reconciliation of the Company’s effective income tax rate to the statutory rate.. There were no other individual items that contributed 5 percentage points or more in the reconciliation of the Company’s effective tax rate and the statutory rate during the years ended December 31, 2015 and none during the year ended December 31, 2014.

The Company has the following net deferred tax assets and liabilities:

	December 31,
	2015	2014
Deferred tax assets:
Accounts Receivable Clients - not delivered FOB	$2,402	$1,260
Unbilled receivables on uncompleted contracts	-	2,452
Depreciation	327	1,542
Financial Liabilities	0	5
Deferred profit on other assets	433	-
Provision Inventory obsolescence	-	114
Total deferred tax assets	3,162	$5,373
Less: Current portion of deferred tax assets	2,271	4,960
Long term portion of deferred tax assets	891	413

Deferred tax liabilities:
Inventory - not delivered FOB	$1,646	$984
Unbilled receivables uncompleted contracts	3,947	6,325
Depreciation	311	485
Financials Liabilities	2	-
Provision Accounts Receivable		622
Total deferred tax liabilities	$5,905	$8,416
Less: Current portion of deferred tax liability	5,654	8,008
Long term portion of deferred tax liability	251	408

Net deferred tax liability	$2,744	$3,043

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of December 31, 2015. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business and may be subject to inspection by the Colombian tax authorities for a period of up to two years until the statute of limitations period elapses.

Note 13.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Quotes	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	428	-	-
Earnout Shares Liability	-	-	34,154
Warrant Liability	-	-	31,213

Interest Rate Swap Derivative Liability	-	42	-

	Quotes	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	667	-	-
Earnout Shares Liability			29,061
Warrant Liability	-	-	19,991

Interest Rate Swap Derivative Liability	-	134	-

As of December 31, 2015, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 10 – Debt. The fair value of long term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long term debt:

	December 31
	2015	2014
Fair Value	138,347	43,266
Carrying Value	121,493	39,273

Note 14.	Related Parties

The Company’s major related party entities disclosed in this footnote are: (i) ES Windows LLC (“ESW LLC”), a Florida LLC that imports and resells the Company’s products and is owned by related party members, (ii) Ventanas Solar S.A. (“VS”), an importer and installer based in Panama and owned by related party family members, and (iii) Union Temporal ESW (“UT ESW”), a temporary contractual joint venture with Ventanar S. A. under Colombian law that is managed by related parties and that expires at the end of its applicable contract.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	At December 31,	At December 31,
	2015	2014
Assets
Current Assets
Due from ESW LLC	$17,887	$13,814
Due from VS	6,895	7,979
Due from UT ESW	-	2,001
Due from other related parties	3,291	4,770
	$28,073	$28,564

Long Term Trade receivable from VS	$2,536	$4,220
Investments	64	84

Liabilities
Due to related parties	$(1,283)	$(1,999)

	December 31,	December 31,
	2015	2014

Revenues	$58,200	$47,630
Interest Income	451	-

Expenses-
Fees paid to Directors and Officers	1,871	1,327
Paid to other related parties	3,036	3,549

Sales to other related parties were less than $0.1 million in the year ended December 31, 2015 and 2014.

Due from other related parties as of December 31, 2015 includes $657 due from Daesmo, $524 from Consorcio Ventanar ESW – Boca Grande. Also included within due from other related parties is a loan to Finsocial, a company that makes loans to public school system teachers with balances were $256 and $2,255 as of December 31, 2015 and 2014, respectively.

Paid to other related parties during the year ended December 31, 2015 include charitable contributions to the Company’s foundation for $1,234, sales commissions for $1,107 and other services for $694 .

During 2015 and 2014, the Company and VS executed a short-term payment agreement and a three-year payment agreement that were mainly created to fund working capital to VS due the timing difference between the collections from VS’s customers. The interest rate of these payment agreements are Libor + 4.7% paid semiannually and Libor +6.5% paid monthly for the short-term agreement and the three-year agreement, respectively.

In December 2014, ESW LLC, a related party, guaranteed a mortgage loan for $3,920 for the acquisition of real properties in Miami-Dade County, Florida by Tecnoglass RE LLC, a wholly owned subsidiary of the Company.

Analysis of variable interest entities

The Company conducted an evaluation of its involvement with all its significant related party business entities as of December 31, 2015 and 2014 in order to determine whether these entities were variable interest entities (“VIE”) requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated the purpose for which these entities were created and the nature of the risks in the entities as required by the guidance under ASC 810-10-25 - Consolidation and related Subsections.

From all the entities analyzed, only two entities, ESW LLC and VS, resulted in having variable interests. However, as of the date of the initial evaluation and for the year ended December 31, 2015, the Company concluded that both entities are not deemed VIEs and as such these entities should not be consolidated within the Company’s consolidated financial statements.

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

Note 15.	Derivative Financial Instruments

In 2012, the Company entered into three interest rate swaps (IRS) contracts as economic hedges against interest rate risk through 2017, and two currency forward contracts as economic hedges against foreign currency rate risk on U.S. dollar loans. The currency forwards expired in January 2014. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. Changes in the fair value of the derivatives are recorded in current earnings. The derivatives were recorded as a liability on the Company’s balance sheet at an aggregate fair value of $42 and $134 as of December 31, 2015 and 2014, respectively.

Note 16.	Warrant Liability and Earnout Shares Liability

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

	December 31,
	2015	2014
Stock Price	$13.74	$10.15
Dividend Yield	*	N/A
Risk-free rate	0.65%	0.67%
Expected Term	0.97	1.97
Expected Volatility (level 3 input)	37.69%	33.62%

 *A quarterly dividend of $0.125 per share commencing in the second quarter of 2016 was assumed.

Changes in assumptions could have significant impact on the fair valuation attributed to the Company’s warrants. When these assumptions change or become known in the future, such differences will impact the liability carrying value in the period in which they change or become known. The company performed a sensitivity analysis on the redeemable and non-redeemable warrants to assess the impact of a change in the assumptions.

•	The value of the redeemable warrants is sensitive to changes in the Company's common share price. An increase or decrease in the common share price of 5% would result in a increase or decrease in the value of the redeemable warrants of approximately 4.5% and 11.5% respectively. The potential increase is limited by the redemption feature. The value of the redeemable warrants is not particularly sensitive to changes in volatility (a 5% increase or decrease would result in a less than a 1% change in the value of the redeemable warrants), or the risk-free rate (a 50bps increase or decrease would result in less than a 0.25% change in value of the redeemable warrants). The value of the redeemable warrants are, in fact, almost completely insensitive to any changes in the risk-free rate or volatility. This is due to combination of the following circumstances 1) being close to their maximum value (i.e $13.74 common stock price vs. $14.00 redemption price), 2) their short remaining life (~1 year), and 3) the likelihood of exercise before the first dividend payment.

•	The value of the non-redeemable warrants is sensitive to changes in the Company's common share price. An increase or decrease in the common share price of 5% would result in an increase or decrease in the value of the non-redeemable warrants of approximately 11.5%, respectively. The value of the non-redeemable warrants is not particularly sensitive to changes in volatility assumption (a 5% increase or decrease would result in a less than a 1% change in the non-redeemable warrant value), or changes in the risk-free rate assumption (a 50bps increase or decrease would result in less than a 0.25% change in the non-redeemable warrant value).

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$19,991
Fair value adjustment for year ended December 31, 2015	11,222
Balance at December 31, 2015	$31,213

The Company’s warrants are exercisable by the warrant holder in either of two modes: (i) by making a cash payment at the exercise price and receiving ordinary shares (“cash exercise”), or (ii) by applying a formula in the warrant agreement that is based on the market price of the shares on the NASDAQ market in order to receive ordinary shares for the warrant with no cash payment (“cashless exercise”). Of 2,428,494 aggregate warrants exercised since the merger in December 2013, warrant holders exercised 102,570 warrants for an equal number of shares on a cash basis, and 2,325,924 warrants for 1,001,848 ordinary shares on a cashless basis.

When the warrants are exercised for ordinary shares, the Company re-measures the fair value of the exercised warrants as of the date of exercise using quoted prices on the OTC Pink Markets and records the change in fair value in the consolidated statement of operations, and records the fair value of the exercised warrants as additional paid-in capital in the shareholders equity section of the Company’s balance sheet. In the year ended December 31, 2015, the Company recorded $ 8,591 in the consolidated statement of operations for the change in fair value of exercised warrants and recorded $13,679 as additional paid-in capital in the shareholders equity section of the Company’s consolidated balance sheet as below:

	Number of Warrants	Average Value	Fair Value
Opening balance as of January 1, 2015	9,097,430	$2.19	$19,991

Change in fair value to the date of cashless exercise charged to income statement	2,325,924	$3.69	$8,591
Fair value of warrants exercised credited to shareholders equity	2,325,924	$5.88	$(13,679)
Change in fair value of unexercised warrants remaining at December 31, 2015	6,771,506	$2.41	$16,310

Closing balance as of December 31, 2015	6,771,506	$4.61	$31,213

Net gain on exercise of warrants	2,325,924	$2.19	$(5,088)
Total change in warrant liability due exercise of warrants and change in fair value of remaining warrants	-	-	$11,222

Earnout Shares Liability

The fair value of the earnout shares liability is calculated using a Monte Carlo simulation, whereby future net revenue was simulated over the earnout period using a geometric Brownian Motion. Our model utilized management’s forecasted net sales and was performed in a risk-neutral environment. The inputs to the model were as follows:

	December 31,
	2015	2014
Stock Price	$13.74	$10.15
Risk-free rate	0.41%	0.67%
Expected Term	1 year	2 years
Asset Volatility (level 3 input)	38%	34%
EquityVolatility (level 3 input)	45%	40%

 *A quarterly dividend of $0.125 per share commencing in the second quarter of 2016 was assumed.

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

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2013	$18,254
Fair value adjustment for year ended December 31, 2014	10,807
Balance - December 31, 2014	29,061
Fair value adjustment for year ended December 31, 2015	10,858
Fair value of earnout shares issued credited to shareholders equity	(5,765)
Balance at December 31, 2015	$34,154

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

Note 17.	Commitments and Contingencies

Guarantees

Guarantees on behalf of or from related parties are disclosed in Note 14 - Related Parties.

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

Tecnoglass S.A. is also a named defendant in in the matter of Diplomat Properties, Limited Partnership as assignee of Shower Concepts, Inc. v. Tecnoglass Colombia, S.A. in the 17 th Judicial Circuit in and for Broward County, Florida. Plaintiff Diplomat Properties, Limited (“Diplomat”) has asserted a claim for indemnification against TG and Tecnoglass USA, Inc. The claim arises from the supplying of glass shower doors to a hotel/spa in Broward County, Florida. Specifically, in 2006, Diplomat commenced arbitration against Shower Concepts, Inc. seeking damages for breach of contract due to fractures in the installed glass shower doors. Diplomat initiated a complaint asserting various claims which were dismissed with prejudice. The only remaining claim against the Tecnoglass entities is common law indemnification. TG denies liability and asserts that Shower Concepts was at fault and that as a joint tort feasor, it cannot sue for indemnity. A trial date has not yet been set for this case. The claim was settled in December 2015 at no cost to the Company.

C.I. Energia Solar S.A. filed a lawsuit against Bagatelos Arch Glass in Colombia for $1,560 and in March 2, 2016 also filed a lawsuit against Bagatelos Architectural Glass Systems, Inc (“Bagatelos”) in California. The Company’s claim arises from Bagatelos refusing to pay outstanding accounts with the Company alleging mounting damages in Company products that render them outside the terms of sale. The law suit was first filed in Colombia where the court is likely to have jurisdiction since Bagatelos travelled to the factory and inspected the products and fabrication. It is likely that a court in California shall recognize a foreign-country judgment and it is highly likely that the lawsuit filed in California will be placed on temporary hold until a final resolution in the Colombian lawsuit has been completed. Management and ES’ counsel believes that court is likely to rule in favor of the Company and the Company will be able to recover outstanding amount from Bagatelos.

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

Note 18.	Shareholder’s Equity

Preferred Shares

TGI is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2015, a total of 29,395,636 Ordinary shares were issued and outstanding which includes 2,500,000 Earnout shares which have been issued and placed in escrow but have no voting rights. The Earnout shares are not considered issued and outstanding as a matter of Cayman Islands law.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates to least 50% of subscribed and paid in capital.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Numerator for basic and diluted earnings per shares
Net (Loss) Income	(12,765)	9,511

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	25,447,564	24,347,620
Effect of dilutive warrants and earnout shares	3,502,078	3,890,059
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	28,949,642	28,237,679

Basic earnings per ordinary share	(0.50)	0.39
Diluted earnings per ordinary share	(0.50)	0.34

Calculation of earnings per share for the year ended December 31, 2015 excludes the effect of 3,502,079 dilutive securities because their inclusion would be antidilutive due to the net loss for the period.

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

Pursuant to the merger agreement and plan of reorganization and on filing of financial statements for the fiscal year ended December 31, 2014, Energy Holding Corporation received an aggregate of 500,000 ordinary shares based on its achievement of specified EBITDA targets set forth in such agreement and the Company will issue 1,000,000 ordinary shares upon achievement of specified EBITDA target in the fiscal year ended December 31, 2015. Energy Holding Corp. also has the contractual right to receive an additional 1,500,000 ordinary shares, to be released upon the attainment of specified share price targets or targets based on our EBITDA in the fiscal year ending December 31, 2016. The following table sets forth the targets and the number of earnout shares issuable to Tecnoglass Holding shareholders upon the achievement of such targets:

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

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2015, no awards had been made under the 2013 Plan.

Registration Statements and Company Securities

On February 11, 2014, the Registrant filed a registration statement on Form S-3 (Registration No. 333-193882), which was subsequently amended on Form S-1 and declared effective by the Securities and Exchange Commission on June 16, 2014 (“2014 Registration Statement”). The 2014 Registration Statement also constituted a Post-Effective Amendment No. 1 to Form S-1 to the Registrant’s Registration Statement No. 333-178061 declared effective on March 16, 2012 (“2012 Registration Statement”).

The Company filed post-effective amendments to the registration statement on Form S-1 filed on Form S-3 pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended, to update the 2014 Registration Statement and 2012 Registration Statement to include the audited consolidated financial statements and the notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 15, 2015 and certain other information in such Registration Statements.

The post effective amendments relate to up to 5,904,484 ordinary shares and 3,416,681 warrants of the Company which may be sold from time to time representing up to (i) 649,382 ordinary shares issued pursuant to two subscription agreements in connection with our initial business combination, (ii) 1,040,000 ordinary shares issued in connection with our formation, (iii) 30,018 ordinary shares and 30,018 warrants underlying unit purchase options originally issued in connection with our initial public offering, (iv) 3,386,663 warrants, or ‘‘insider warrants,’’ (and 3,386,663 ordinary shares underlying the insider warrants) purchased in a private placement that was consummated simultaneously with our initial public offering, (v) 78,401 ordinary shares underlying warrants, or ‘‘working capital warrants,’’ issued upon conversion of a promissory note issued in consideration of a working capital loan Securityholder, (vi) 206,547 ordinary shares underlying warrants, or ‘‘insider warrants,’’ purchased in a private placement that was consummated simultaneously with our initial public offering, and (vii) 95,693 ordinary shares sold pursuant to a subscription agreement in March 2014, and (viii) 417,780 ordinary shares issued upon exercise of certain insider warrants and unit purchase options. No additional securities were registered under the registration statement or the amendments thereto. As of the latest practicable  date before  these financial statements were available for publication, the registration statement had not been declared effective by the SEC.

The Company has not receive any proceeds from the sale of the securities in the registration statement, although the Company could receive up to $56.0 million upon the exercise of all of the insider warrants and working capital warrants, up to $1.0 million upon the exercise of the unit purchase options, up to $0.8 million upon the exercise of the warrants underlying such unit purchase options and up to $20.7 million upon the exercise of the warrants issued in the Public Offering. Any amounts received from such exercises will be used for working capital and other general corporate purposes.

On July 9, 2015, the Company filed an Offer to Exchange Warrants to Acquire Ordinary Shares Of Tecnoglass Inc. for Ordinary Shares of Tecnoglass Inc. (the “Exchange Offer”) in a registration statement on Form S-4 and amendments thereto. The Exchange Offer proposes to acquire all of the Company’s outstanding warrants in exchange for ordinary shares of the Company at conversion ratio of 2.3 in exchange for one ordinary share and subsequently amending its filing on March 11, 2016 to offer an exchange ratio 2.5 warrants for each ordinary share. warrants. The Exchange Offer will remain open for a period of 30 days once exchange documentation is sent to warrant holders and the first quarterly dividend payment as approved by the Board of Directors will be made to shareholders of record 15 days after the end of the Exchange Offer. As of the latest practicable date before these consolidated financial statements were available for publication, the SEC had not yet declared effective the Exchange Offer.

Issuance of Common Stock

In March 2014, the Company entered into an agreement with an affiliate of A Lorne Weil, the Company’s Non-Executive Chairman of the board, for the sale of 95,693 ordinary shares at a price of approximately $10.45 per share in a private placement transaction, for proceeds to the company of $1.0 million.

Following the SEC’s Notice of Effectiveness dated June .16, 2014 of the Company’s registration statement on Form S-1 that registered the IPO Warrants and Working Capital Warrants, 102,570 warrants were exercised by warrant holders as of December 31, 2015 resulting in the issuance of the same number of shares and cash proceeds of $821.

In December 2014, the Company entered into two asset purchase agreements with Glasswall LLC, a south Florida based manufacturer of impact resistant windows and door systems. Total consideration paid by the Company was $9,000, of which 4,000 were paid with the issuance of 388,199 ordinary shares issued to Glasswall at $10.30 per share.

In April 2015, 500,000 shares were issued to Energy Holding Corporation, the sole shareholder of Tecnoglass Holding based on its achievement of the specific EBITDA targets for the year ended December 31, 2014.

From July 6, 2015 to December 31, 2015, 200,000 working capital warrants, 609,255 insider warrants and 1,516,669 warrants issued in our initial public offering were exercised on a “cashless basis” which resulted in the issuance of 1,001,848 ordinary shares as more fully described in Note 15 to these financial statements.

In November and December of 2015, the Company issued 592,656 shares in connection with the exercise of 803,462 unit purchase options and the underlying warrants.

The issuances of stock in 2015 are summarized as follows:

Shares issued for achievement of EBITDA targets	500,000
Shares issued for warrant exercises	1,001,848
Shares issued for exercise of unit purchase options	592,656
Total ordinary shares issued	2,094,504

As of March 28th, 2016, the latest practicable date before these consolidated financial statements were available for publication, 102,570 warrants have been exercised for proceeds of $820,560. As of the same date, an additional 200,000 working capital warrants, 609,255 insider warrants and 1,516,669 warrants issued in our initial public offering have been exercised on a ‘‘cashless basis’’ as more fully described in the Notes 16 to these financial statements.

Note 19.	Business Combinations

In June 2014, we acquired selected assets of RC Aluminum Industries, Inc. (“RC Aluminum”) for $1,900. RC Aluminum designs, manufactures and installs glass products for architects, designers, developers and general contractors. The primary assets acquired include Miami-Dade County Notices of Acceptance (NOA) form more than 50 products manufactured and sold by RC Aluminum and the right to complete two of RC Aluminum’s contracted projects with an estimated value of approximately $12 million. The assets acquired from RC Aluminum were recorded as intangible assets at fair values including transaction costs of $1,094 for the NOA permitted designs and $850 for the customer list of projects.

In December 2014, we acquired assets of Glasswall, LLC, a Miami, South Florida based manufacturer of impact-resistant windows and door systems used in high-rise commercial and residential buildings. As part of the transaction, we acquired a 160,000 square foot warehouse / manufacturing / office facility in Miami for $5,167, and manufacturing and assembly equipment, and Miami-Dade NOAs for products manufactured and sold by Glasswall and other tangible and intangible assets for $4,134 accounted under other assets as of December 31, 2014.

Total consideration consisted 388,199 ordinary shares for $4,000 in our stock and $5,301 million in cash financed in part by a 15-year, $3.920 term loan that we secured to acquire the facilities. The allocation of the consideration transferred was based on management’s judgement after evaluation of several factors, including a preliminary valuation assessment. Finalization of the analysis resulted in a change in the composition of other assets into equipment, intangible assets, and goodwill. ASC 805 provides for measurement period adjustments, which is the period of time during which the acquirer may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final acquisition date fair value.

The following table summarizes the purchase price allocation of consideration transferred:

	Preliminary Purchase Price Allocation	Measurement period adjustments	Final Purchase Price Allocation
Land	1,952		1,952
Buildings	3,215		3,215
Equipment	-	1,170	1,170
Intangibles (NOAs)	-	1,500	1,500
Goodwill	-	1,330	1,330
Other Assets	4,134	(4,000)	134
Total	9,301		9,301

Consideration Transferred:
Liabilities assumed (mortgage)	3,920
Common Stock	4,000
Cash	1,381
Total consideration transferred	9,301

The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The only identifiable intangible asset subject to amortization was the NOAs amounting to $1.5 million, which have a remaining useful life of 10 years. See Note 7 – Goodwill and Intangible Assets for additional information.

Note 20.	Segment and Geographic Information

The Company has one operating segment, Architectural Glass and Windows, which is also its reporting segment, comprising the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and windows products sold to the construction industry.

In reviewing the Company’s segmentation, the Company followed guidance under ASC 280-10-50-1 which states that “an operating segment is a component of a public entity that has all of the following characteristics: (i) it engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity), (ii) its operating results are regularly reviewed by the public entity’s chief operating decision maker [CODM] to make decisions about resources to be allocated to the segment and assess its performance, and (iii) its discrete financial information is available. Based on the Company’s review discussed below, the Company believes that its identification of a single operating and reportable segment – Architectural Glass and Windows - is consistent with the objectives and basic principles of Segment Reporting, which are to “help financial statement readers better understand the public entity's performance, better assess its prospects for future net cash flows and make more informed judgments about the public entity as a whole.”

The following tables present geographical information about external customers and revenues from external customer by product groups. Geographical information is based on the location where there the sale was originated.

	December 31,
	2015	2014
Colombia	$81,290	$80,062
United States	141,801	101,612
Panama	7,329	11,351
Other	8,413	4,427
Total Revenues	$238,833	$197,452

	December 31,
	2015	2014
Glass and framing components	$85,034	$69,122
Windows and architectural systems	153,799	128,330
Total Revenues	$238,833	$197,452

Excluding related parties, only one customer accounted for more than 10% or more of our net sales, amounting to 32.0 million or 13% of sales each one during the year ended December 31, 2015. The loss of such customer would not have a material adverse effect on the Company.

Note 21.	Operating Expenses

Selling expenses for the years ended December 31, 2015 and 2014 were comprised of the following:

	December 31,
	2015	2014
Personnel	$4,906	$5,318
Shipping and Handling	11,202	7,994
Sales commissions	4,073	2,652
Allowance for doubtful accounts and write-off’s	1,286	20
Services	1,735	970
Packaging	1,092	929
Other Selling Expenses	3,285	4,854
Total Selling Expense	$27,579	$22,737

General and administrative expenses for the years ended December 31, 2015 and 2014 were comprised of the following:

	December 31,
	2015	2014
Personnel	$4,359	$4,454
Professional Fees	3,645	3,070
Taxes	1,530	582
Services	2,462	2,315
Depreciation and Amortization	2,303	1,315
Other expenses	4,621	4,591
Total General and administrative expenses	$18,920	$16,327

Note 22.	Non-Operating Income, net

Non-operating income (net) on our consolidated statement of operations amounted to $13,877 and $12,235, for the years ended December 31, 2015 and 2014, respectively. Included within these amounts there were net gains from foreign currency transactions amounting to $10,059 and $10,790, for the years ended December 31, 2015 and 2014, respectively.

Note 23.	Subsequent Events

On January 6, 2016, the Company’s shares commenced trading on the Bolsa de Valores de Colombia (“BVC”), the principal stock exchange of Colombia, under the symbol TGLSC, The listing of the Company’s shares on the BVC is secondary to the primary listing on the NASDAQ Market. No new shares were issued in connection with the admission to trading on the BVC.

On January 7, 2016, the Company entered into a $109.5 million, seven-year senior secured credit facility. Proceeds from the new facility were used to refinance $83.5 million of existing debt, with the remaining $26.0 million available to the Company for capital expenditures and working capital needs. Approximately $51.6 million of the new facility were used to refinance short term debt as long term debt. The Company’s consolidated balance sheets as of December 31, 2015 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date.. The new facility features two tranches, including one tranche denominated in USD representing 71% of the facility and another tranche denominated in Colombian Pesos (COP) representing the remaining 29%. Borrowings under the facility will bear interest at a weighted average interest rate of 7% for the first year, and thereafter at a rate of LIBOR plus 5.25% and DTF (Colombian index) plus 5.00% for the respective USD and COP denominated tranches.

On March 11, 2016, the Company filed a second amendment to its Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) in connection with a proposed exchange of its warrants for its ordinary shares. Under the original terms of the warrant exchange offer, each of Company’s warrant holders had the opportunity to receive one ordinary share of the Company in exchange for every 2.3 of the Company’s outstanding warrants tendered by the holder and exchanged pursuant to the offer. The amended filing changed the exchange ratio from 2.3 to 2.5 to reflect the Company’s most recent stock price movement. The Exchange Offer will commence as soon as practicable after the registration statement becomes effective and is expected to remain open for not less than 30 days.

During March, 2016, the Company entered into a credit facility, denominated in Colombian Pesos, for an equivalent amount of US$ 25 million, and immediately placed it in a short term cash deposit in U.S. dollars, with the objective of hedging its net assets foreign currency exposure risk, estimated in the same amount. This facility will be repaid with the cash from the deposit upon maturity. Additionally, the Company entered into a short term facility for approximately US$6 million to cover specific seasonal working capital needs which will be repaid out of our cash flow from operations.