Form 10-Q
period 2016-03-31
Tecnoglass Inc.
filed 2016-06-03
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934s

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

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$18,194	$18,496
Investments	26,697	1,470
Trade accounts receivable, net	64,999	52,515
Due from related parties	33,620	28,073
Inventories	55,341	46,011
Other current assets	26,134	20,814
Total current assets	$224,985	$167,379

Long term assets:
Property, plant and equipment, net	$145,738	$135,974
Long term receivables from related parties	2,536	2,536
Other long term assets	10,638	10,310
Total long term assets	158,912	148,820
Total assets	$383,897	$316,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long term debt	$60,365	$16,921
Note payable to shareholder	79	79
Trade accounts payable	41,919	39,142
Due to related parties	1,698	1,283
Current portion of customer advances on uncompleted contracts	12,578	11,841
Earnout Share Liability	12,650	13,740
Warrant liability	25,080	31,213
Other current liabilities	27,536	22,530
Total current liabilities	$181,905	$136,749

Long term liabilities:
Earnout Share Liability	$17,800	$20,414
Customer advances on uncompleted contracts	8,931	4,404
Long term debt	126,494	121,493
Total Long Term Liabilities	153,225	146,311
Total liabilities	$335,130	$283,060
COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 26,914,764 and 26,895,636 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Legal Reserves	1,367	1,367
Additional paid-in capital	45,806	45,584
Retained earnings	31,018	17,354
Accumulated other comprehensive (loss)	(29,427)	(31,169)
Total shareholders’ equity	48,767	33,139
Total liabilities and shareholders’ equity	$383,897	$316,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015

Operating Revenues:
External customers	$46,263	$38,100
Related parties	14,640	13,943
Total operating revenues	60,903	52,043
Cost of sales	37,694	33,433
Gross profit	23,209	18,610

Operating expenses	(11,717)	(10,608)

Operating income	11,492	8,002

Gain on change in fair value of warrant liability	5,911	5,078
Gain on change in fair value of earnout share liability	3,704	1,981
Non-operating (loss)/income, net	(676)	3,725
Interest expense	(3,124)	(2,152)

Income before taxes	17,307	16,634

Income tax provision	3,643	4,772

Net income	$13,664	$11,862

Comprehensive income:

Net income	13,664	11,862
Foreign currency translation adjustments	1,742	(5,167)

Total comprehensive income	$15,406	$6,695

Basic income per share	$0.51	$0.48

Diluted income per share	$0.47	$0.42

Basic weighted average common shares outstanding	26,907,391	24,801,132

Diluted weighted average common shares outstanding	29,328,407	28,114,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,664	$11,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,261	2,501
Loss on disposition of assets	-	(9)
Change in fair value of derivative liability	(10)	(18)
Change in fair value of investments	(21)	-
Change in fair value of warrant liability	(5,911)	(5,078)
Change in fair value of earnout share liability	(3,704)	(1,981)
Deferred income taxes	387	(157)
Changes in operating assets and liabilities:
Trade accounts receivable	(9,560)	(5,099)
Inventories	(6,877)	(4,928)
Prepaid expenses and other current assets	165	153
Other assets	(6,279)	(3,325)
Trade accounts payable	1,017	4,398
Customer advances on uncompleted contracts	4,261	5,954
Related parties	(3,620)	(4,397)
Other current liabilities	3,091	5,463
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(10,136)	5,339

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	234	255
Purchase of investments	(23,621)	(403)
Acquisition of property and equipment	-	(4,769)
CASH USED IN INVESTING ACTIVITIES	(23,387)	(4,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	124,570	22,255
Repayments of debt	(91,649)	(21,767)
CASH PROVIDED BY FINANCING ACTIVITIES	32,921	488

Effect of exchange rate changes on cash and cash equivalents	300	292

NET (DECREASE) INCREASE IN CASH	(302)	1,202
Cash and equivalents - Beginning of period	18,496	15,930
Cash and equivalents - End of period	$18,194	$17,132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,203	$1,385
Taxes	$4,440	$1,423

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease and debt	$6,883	$9,100

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

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports more than half of its production to foreign countries.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

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

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Estimates inherent in the preparation of these, consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants and other derivative financial instruments. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material, except for earnout share liability and warrant liability further discussed below in this note and Notes 11 and 12, respectively. These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the results of the period presented.

Note 2. Summary of significant accounting policies

Foreign Currency Translation

The consolidated financial statements are presented in U.S. Dollars, the reporting currency. Our foreign subsidiaries’ local currency is the Colombian Peso, which is also their functional currency as determined by the analysis of markets, costs and expenses, assets, liabilities, financing and cash flow indicators. As such, our subsidiaries’ assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with equity being translated at the historical rates. Revenues and expenses of our foreign subsidiaries are translated at the average exchange rates for the period. The resulting cumulative foreign currency translation adjustments from this process are included as a component of accumulated other comprehensive income (loss). Therefore, the U.S. Dollar value of these items in our financial statements fluctuates from period to period.

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

Revenues from fixed price contracts, which amount to approximately 17% of the Company’s sales for the quarter ended March 31, 2016 are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of products, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and have not had a material effect on the Company’s financial statements.

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

Warrant liability

The Company accounts for the warrants against its ordinary shares as a derivative liability. The Company classifies the warrant instrument as a liability at its fair value because the warrants do not meet the criteria for equity treatment under guidance contained in ASC 815-40-15-7D. This liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until the warrants are exercised by warrant holder or they expire, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

The Company determines the fair value of warrant liability at each reporting period using the Binomial Lattice options pricing model. In general, the inputs used are unobservable and the fair value measurement of the warrant liability is classified as a Level 3 measurement under guidance for fair value measurements hierarchy of categorization to reflect the level of judgment and observability of the inputs involved in estimating fair values. Refer to Note 12 for additional details about the Company’s warrants.

When the warrants are exercised for ordinary shares, the Company remeasures the fair value of the exercised warrants as of the date of exercise using available fair value methods and records the change in fair value from the last reporting date to the date of exercise in the Company’s condensed consolidated statement of operations. The fair value of the exercised warrants on the date of exercise is recorded as a charge to additional paid-in capital in shareholders equity.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company considered the dilutive effect of warrants to purchase ordinary shares, unit purchase options exercisable into ordinary shares, and shares issuable under the earnout agreement in the calculation of diluted income per share, which resulted in 2,421,017 and 3,313,119 shares of dilutive securities for the three-month period ended March 31, 2016 and 2015, respectively.

The following table sets forth the computation of the basic and diluted earnings per share for the three-month periods ended March 31, 2016 and 2015:

	2016	2015
Numerator for basic and diluted earnings per shares
Net Income	$13,664	$11,862

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	26,907,391	24,801,132
Effect of dilutive warrants and earnout shares	2,421,017	3,313,119
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	29,328,407	28,114,251

Basic earnings per ordinary share	$0.51	$0.48
Diluted earnings per ordinary share	$0.47	$0.42

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

Non-Operating Income, net

The Company recognizes non -operating income from foreign currency transaction gains and losses, interest income on receivables, proceeds from sales of scrap materials and other activities not related to the Company’s operations. Foreign currency transaction gains and losses occur when monetary assets, liabilities, payments and receipts that are denominated in currencies other than the Company’s functional currency are recorded in the Colombian peso accounts of the Company in Columbia. The Company recorded a net loss of $1,257 due to foreign currency transactions during the three months ended March 31, 2016 compared with a net gain of $3,361 during the same period of 2015.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the three-month periods ended March 31, 2016 and 2015 were $2,930 and $2,248, respectively.

Recently Issued Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. Early adoption is permitted. Below is the description of ASU 2014-09 which the Company is currently evaluating.

In September 25, 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Early adoption is permitted. The Company early adopted ASU 2015-16.

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

Note 3. - Investments

As of March 31, 2016, the Company had a 180 day term cash deposit for $25,000 resulting from a transaction made in February 2016, in which the Company entered into a Colombian Peso denominated credit facility for an equivalent amount of $25 million, and immediately placed it in a 180 day term cash deposit in U.S Dollars with the objective of hedging its monetary assets’ and liabilities’ foreign currency exposure risk. This facility will be repaid with the cash from the deposit upon maturity.

Note 4. - Inventories, net

Inventories are comprised of the following:

	March 31, 2016	December 31, 2015
Raw materials	$40,437	$36,254
Work in process	7,496	3,451
Finished goods	3,387	2,875
Stores and spares	3,755	3,190
Packing material	266	241
	$55,341	$46,011

Note 5. Other Current Assets and Other Long Term Assets

Other current assets are comprised of the following:

	March 31, 2016	December 31, 2015
Unbilled receivables on uncompleted contracts	$12,761	$9,868
Prepaid Expenses	1,588	3,152
Advances and other receivables	11,785	7,794
Other current assets	$26,134	$20,814

Other long term assets are comprised of the following:

	March 31, 2016	December 31, 2015
Intangible assets	$1,798	$1,920
Goodwill	1,330	1,330
Deferred income taxes	389	640
Income producing real estate investments	6,424	6,420
Other assets	697	-
Other long term assets	$10,638	$10,310

Intangible assets are comprised of Miami-Dade County Notices of Acceptance (“NOAs”), The weighted average amortization period is 10 years.

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31, 2016	December 31, 2015
Building	$46,258	$41,804
Machinery and equipment	115,733	107,179
Office equipment and software	4,186	3,528
Vehicles	1,569	1,402
Furniture and fixtures	1,973	1,569
Total property, plant and equipment	169,719	155,482
Accumulated depreciation and amortization	(38,060)	(33,018)
Net value of property and equipment	131,659	122,464
Land	14,079	13,510
Total property, plant and equipment, net	$145,738	$135,974

Depreciation and amortization expense, inclusive of capital lease amortization, for the three-month periods ended March 31, 2016 and 2015 amounted to $2,676 and $1,982, respectively.

Note 7. Debt

At March 31, 2016, the Company owed $186,859 under its various borrowing arrangements with several banks in Colombia, Panama, the United States and including obligations under various capital leases. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.3% to 18.3%. These loans are generally secured by substantially all of the Company’s accounts receivable and / or inventory. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

The mortgage loan with TD Bank secured by Tecno RE in December 2014 to finance the acquisition of real property in Miami-Dade County, Florida contained a covenant requiring a 1.0:1 debt service coverage ratio measured on an annual basis. At December 31, 2015 and March 31, 2016, the Company did not meet the required covenant and received a waiver from TD Bank to defer testing of the covenant until December 31, 2016 with no other remedy or conditions imposed.

	March 31, 2016	December 31, 2015
Obligations under borrowing arrangements	$186,859	$138,413
Less: Current portion of long-term debt and other current borrowings	60,365	16,921
Long-term debt	$126,494	$121,493

Maturities of long term debt and other current borrowings are as follows as of March 31, 2016:

2017	$60,365
2018	10,165
2019	11,344
2020	16,747
2021	24,308
Thereafter	63,930
Total	$186,859

The Company had $13,306 and $8,524 of real property, plant and equipment pledged to secure $ 68,447 and $48,056 under various lines of credit as of March 31, 2016 and December 31, 2015, respectively.

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

In February 2016, the Company entered into a Colombian Peso denominated credit facility for an equivalent amount of $ 25 million, and immediately placed it in a 180 day term cash deposit in U.S Dollars with the objective of hedging its monetary assets’ and liabilities’ foreign currency exposure risk. Additionally, the Company entered into a short term facility for approximately $6 million to cover specific seasonal working capital needs which will be repaid out of our cash flow from operations.

Regarding its short term debt, the Company is expected to use the proceeds from its aforementioned $25 million short term deposit to cancel the equivalent in Peso denominated debt in July, 2016. The remaining short term debt is expected to be repaid with the projected cash flow from operations or refinanced by longer term facilities available to the Company.

Revolving Lines of Credit

The Company has approximately $3.7 million available in two lines of credit under a revolving note arrangement as of March 31, 2016. The floating interest rates on the revolving notes are between DTF+4.2% and DTF+6%. DTF, the primary measure of interest rates in Colombia, was 6.4% and 5.2% as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, $9,487 and $4,640 was outstanding under these lines, respectively.

Proceeds from debt and repayments of debt for the three months ended March 31, 2016 and 2015 are as follows:

	March 31,
	2016	2015
Proceeds from debt	$124,570	$22,255
Repayments of debt	$(91,649)	$(21,767)

The Company acquired assets under capital leases and debt during the three months ended March 31, 2016 and 2015 for $6,883 and $9,100, respectively.

Interest expense for the three-month periods ended March 31, 2016 and 2015 was $3,124 and $2,152, respectively.

Note 8. Income Taxes

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

The following table summarizes income tax rates under the tax reform law:

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	2016	2015
Current income tax
Colombia	$3,256	$4,929
Deferred income tax
Colombia	387	(157)
Total Provision for Income tax	$3,643	$4,772

Effective tax rate	21.1%	28.7%

The Company's effective tax rates for the three-month periods ended March 31,2016 and 2015 reflect the non-cash, non-deductible losses and non-taxable gains from changes in the fair values of the Company’s warrant and earnout shares liabilities in the table below:

	Three months ended March 31,
	2016	2015
Change in fair value of warrant liability	$(5,911)	$(5,078)
Change in fair value of earnout shares liability	(3,704)	(1,981)
Total non-cash, nontaxable effects of changes in fair value of liabilities	$(9,615)	$(7,059)

In addition, the Company’s statutory tax rate increased from 39% in 2015 to 40% in 2016 because of the tax reform mentioned above.

Note 9. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2016:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability			25,080
Earnout shares liability			30,450
Interest Rate Swap Derivative Liability		33
Marketable Equity Securities	448
Short term investments		25,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability			31,213
Earnout shares liability			34,154
Interest Rate Swap Derivative Liability		42
Marketable Equity Securities	428

As of December 31, 2015, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 – Debt. The fair value of long term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long term debt:

	March 31, 2016	December 31, 2015
Fair Value	145,877	138,347
Carrying Value	126,494	121,493

Note 10. Segment and Geographic Information

The Company operates a single segment business for product consisting of four geographical sales territories as follows:

	Three months ended March 31,
	2016	2015
Colombia	$18,578	$17,382
United States	37,166	31,678
Panama	2,914	1,468
Other	2,245	1,515
Total Revenues	$60,903	$52,043

Note 11. Earnout Share Liability

The earnout shares liability is subject to re-measurement at each balance sheet date until the shares are released or until the expiration of the liability at December 31, 2016 under the governing agreement, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The earnout shares are expected to be released in up to ten business days from the date the Company files its Annual Report with the SEC

When the earnout shares are released from the escrow account upon achievement of the conditions set forth in the earnout share agreement, the Company records the fair value of the released shares out of the earnout share liability and into common stock and additional paid-in capital within the shareholders equity section of the Company’s condensed consolidated balance sheets.

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

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2015	$34,154
Fair value adjustment - three months ended March 31, 2016	(3,704)
Balance - March 31, 2016	$30,450

The main variable that affected the change in fair value of the earnout share liability was the stock price which declined from $13.74 to $12.65 as of December 31, 2015 and March 31, 2016, respectively.

Note 12. Warrant Liability

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

The inputs to the model were as follows:

	March 31, 2016	December 31, 2015

Stock Price	$12.65	$13.74
Dividend Yield*	$0.125	$0.125
Risk-free rate	0.49%	0.65%
Expected Term	0.72	0.97
Expected Volatility	41.16%	37.69%

 *A quarterly dividend of $0.125 per share commencing in the second quarter of 2016 was assumed.

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2015	$31,213
Adjustment to fair value of warrants excercised cashlessly	(222)
Adjustment to fair value of unexcercised warrants	(5,911)
Balance - March 31, 2016	$25,080

The main variable that affected the change in fair value of the warrant liability was the stock price which declined from $13.74 to $12.65 as of December 31, 2015 and March 31, 2016, respectively.

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

Of 2,480,289 aggregate warrants exercised since the merger in December 2013, warrant holders exercised 102,570 warrants for an equal number of shares on a cash basis, and 2,377,719 warrants for 1,020,976 ordinary shares on a cashless basis.

Note 13. Related Parties

The Company’s major related party entities are: ESWindows LLC (“ESW LLC”), a Florida limited liability company partially owned by the Company’s Chief Executive Officer and Chief Operating Officer, Ventanas Solar S.A. (“VS”), an importer and installer based in Panama owned by related party family members, and Union Temporal ESW (“UT ESW”), a temporary contractual joint venture under Colombian law with Ventanar S. A. managed by related parties that expires at the end of its applicable contracts.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended March 31,
	2016	2015
Revenues
Sales to ESW LLC	$11,669	$11,871
Sales to VS	2,689	1,046
Sales to other related parties	282	1,026
Sales to related parties	$14,640	$13,943

Expenses
Fees paid to Directors and Officers	359	523
Payments to other related parties	713	446
	1,072	969

	March 31,	December 31,
	2016	2015
Current Assets
Due from ESW LLC	$20,951	$17,887
Due from VS	8,898	6,895
Due from other related parties	3,671	3,291
	$33,620	$28,073

Long term payment agreement from VS	$2,536	$2,536

Liabilities
Due to related parties	$1,594	$1,283

Due from other related parties as of March 31, 2016 includes $617 due from Daesmo, $654 from Consorcio Ventanar ESW – Boca Grande. Also included within due from other related parties is a loan to Finsocial, a company that makes loans to public school system teachers with balances were $266 and $256 as of March 31, 2016 and December 31, 2015, respectively.

Payments to other related parties during the three month period ended March 31, 2016 include charitable contributions to the Company’s foundation for $332 and sales commissions for $246.

During 2015 and 2014, the Company and VS executed a short-term payment agreement and a three-year payment agreement that were mainly created to fund working capital to VS due the timing difference between the collections from VS’s customers. The interest rate of these payment agreements are Libor + 4.7% paid semiannually and Libor +6.5% paid monthly for the short-term agreement and the three-year agreement, respectively. The Company and VS subsequently normalized the short term agreement to pay the totality of the obligation by December of 2016.

In December 2014, ESW LLC, a related party, guaranteed a mortgage loan for $3,920 for the acquisition of real properties in Miami-Dade County, Florida by Tecnoglass RE LLC, a wholly owned subsidiary of the Company.

Analysis of Variable Interest Entities

The Company conducted an evaluation as a reporting entity of its involvement with certain significant related party business entities as of March 31, 2016 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated the purpose for which these entities were created and the nature of the risks in the entities as required by the guidance under ASC 810-10-25 - Consolidation and related Subsections.

From all the entities analyzed, only two entities, ESW LLC and VS, resulted in having variable interests. However, as of the date of the initial evaluation and for the three months ended March 31, 2016, the Company concluded that both entities are not deemed VIEs and as such these entities should not be consolidated within the Company’s consolidated financial statements.

Note 14. Note Payable to Shareholder

From September 5, 2013 to November 7, 2013, A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $80 remained unpaid as of March 31, 2016 and December 31, 2015.

Note 15. Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap contracts as economic hedges against interest rate risk through 2017. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts are recorded on the balance sheet as liabilities as of March 31, 2016 at an aggregate fair value of $33 Changes in the fair value of the derivatives are recorded in current earnings.

Note 16. Commitments and Contingencies

Guarantees

Guarantees on behalf of, or from related parties are disclosed in Note 13 - Related Parties

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

Note 17. Subsequent Events

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

Liquidity

As of March 31, 2016 and December 31, 2015, the Company had cash and cash equivalents of approximately $18.2 million and $18.5 million, respectively. The Company expects that cash flow from operations, proceeds from borrowings under the Company’s lines of credit, and the proceeds from the merger will be its primary sources of liquidity and will be sufficient to fund the Company’s cash requirements for the next twelve months.

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

Additionally, until the redemption of certain warrants and unit purchase options or their expiration in December 2016, we could receive up to $55.6 million from the exercise of warrants and unit purchase options comprised of: up to $33.5 million upon the exercise of all of the insider warrants and working capital warrants, up to $1.0 million upon the exercise of the unit purchase options, up to $0.8 million upon the exercise of the warrants underlying such unit purchase options and up to $20.3 million upon the exercise of the warrants issued in our IPO. As of March 31, 2015, 102,570 warrants have been exercised for proceeds of $0.8 million. During the three month period ended March 31, 2016 there were no warrants exercised for cash.

Capital Resources

New investments

During the quarter ended in March 31, 2016, the Company made significant capital expenditures of approximately $6.9 million. This includes approximately $2.5 million of construction of a new warehouse and improvements to the plant and office buildings and approximately $3.9 million in several pieces of machinery and equipment.

Results of Operations

	For the three months ended March 31
	2016	2015
Operating revenues	$60,903	$52,043
Cost of sales	37,694	33,433
Gross Profit	23,209	18,610
Selling, general and administrative expenses	(11,717)	(10,608)
Operating income	11,492	8,002
Non-operating income, net	(676)	3,725
Interest Expense	(3,124)	(2,152)
Change in fair value of warrant liability	5,911	5,078
Change in fair value of earnout share liability	3,704	1,981
Income tax provision	(3,643)	(4,772)
Net income (loss)	$13,664	$11,862

Comparison of quarterly periods ended March 31, 2016 and March 31, 2015

The Company’s net operating revenues increased $8.9 million or 17% from $52.0 million to $60.9 million for the quarterly period ended March 31, 2016 compared the quarterly period ended March 31, 2015.

Sales in the U.S. market for the quarterly period ended March 31, 2016 increased $5.5 million or 17 % compared to the quarterly period ended March 31, 2015. The Company’s sales in the American market continue to grow primarily in the South Florida region, where the Company has historically had a stronger presence as a supplier of windows and doors for high-rise buildings. Sales in the Colombian market increased $1.2 million, or 7% in spite of having grown 41% in terms of local currency but exchange rates were unfavorable during the period. Sales to Panama increased $1.4 million, from $1.5 million during the three months ended march 31, 2015 to $2.9 million during the three months ended March 31, 2016.

Sales margins calculated by dividing the gross profit by operating revenues increased from 35.8 % to 38.1% in the quarterly periods ended March 31, 2016 and 2015. We believe this is the result of a combination of favorable exchange rates for fixed costs in Colombian pesos, as well as a higher degree of vertical integration in which more Company products are used as raw materials to manufacture other finished goods. The amount of Company products used to manufacture other products increased from 25% of total consolidated sales during the quarterly period ended March 31, 2015 to 33% during the quarterly period ended March 31, 2016.

Selling, general and administrative Expenses increased 10% from $10.6 million to $11.7 million, or in the quarterly period ended March 31, 2016 when compared to the quarterly period ended March 31, 2015. The increase was primarily the result of a $0.7 million increase in shipping expense as sales to distant markets increase, a $0.3 million increase in a Colombian tax on financial transactions associated in part with the disbursements and repayments of the syndicate loan mentioned above in the liquidity section of this discussion, and other smaller increases offset by small decreases, such as amortization expense, which decreased $0.3 due to some of the Company’s NOAs being fully amortized.

A non-cash, gain of $3.7 million arose from the decrease in the fair value of the earnout share liability in the three-month period ended March 31, 2016 amounting to $30.5 million which represents 8% of total assets, relative to its fair value at December 31, 2015, which amounted to $34.2 million, or 11% of total assets. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements

During the three months ended March 31, 2016 the company reported net non-operating loss of $0.7 million comprised of $0.7 million income from rental income, gain on sale of scrap materials and interest income offset by a net loss of $1.3 million in foreign currency transactions, compared with net non-operating income of $3.7 million during the same period of 2015, primarily comprised of net foreign currency transaction gains of $3.5 million.

An non-cash, non-operating gain of $5.9 million arose from the increase in the fair value of the warrant liability in the three-month period ended March 31, 2016 amounting to $25.1 million which represents 7% of total assets, relative to its fair value at December 31, 2015, which amounted to $31.2 million, or 10% of total assets.. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands. See the footnotes to the financial statements.

As a result of the foregoing, the Company recorded a net income for the three month period ended March 31, 2016 of $13.7 million compared to net income of $11.9 million net in the three month period ended March 31, 2015.

During the three month periods ended March 31, 2016 and 2015, $10.1 million and $5.3 million were used in and provided by operating activities, respectively. The principal use of cash was an increase in trade accounts receivable which increased to $9.5 million in the three months ended March 31, 2016 compared with a use of $5.1 million during the same period of 2015 as a result of higher sales and part of the Company’s strategy to increase sales, as well as purchase of inventories which have increased from $4.9 million during the three months ended March 31, 2015 to $6.9 million during the same period of 2015 as the Company builds up inventories of raw materials for expected future sales.

During the three months ended March 31, 2016, cash from investment activities increased to $23.4 million compared with $4.9 million during the same period of 2015 because the Company purchased a US Dollar denominated deposit for $25 million with a Colombian Peso denominated obligation to hedge foreign currency exposure of its monetary assets and liabilities. This transaction also contributed to the increase in cash provided by financing activities, which increased from $0.5 million during the three months ended March 31, 2015 to $32.9 million during the three months ended March 31, 2016.

During the three months ended in March 31, 2016, the Company made capital expenditures for $6.9 million that were financed with bank loans and capital leases.

	Three months ended
	March 31, 2016	March 31, 2015

Cash Flow from Operating Activities	$(10,136)	5,339
Cash Flow from Investing Activities	(23,387)	(4,917)
Cash Flow from Financing Activities	32,921	488
Effect of exchange rates on Cash and Cash Equivalents	300	292
Cash Balance - Beginning of Period	18,496	15,930
Cash Balance - End of Period	$18,194	17,132

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Tecnoglass, Inc. “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of certain material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 were not effective as of March 31, 2016. To address the material weaknesses in our internal control over financial reporting the Company performed additional manual procedures and analysis such as validation of sources of information that impact financial statements including revenue recognition, receivables, disbursements, reconciliation of accounting modules versus the general ledger, inventory count review and analysis, related party reconciliations, analytical reviews of property plant and equipment, gross margins, payroll and translation of financial statements into USGAAP and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q. Notwithstanding the material weaknesses in our internal control over financial reporting, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

For the quarter ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: June 3, 2016