Form 10-Q
period 2016-06-30
Tecnoglass Inc.
filed 2016-08-05
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,916,071 ordinary shares as of June 30, 2016.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$29,535	$18,496
Investments	26,860	1,470
Trade accounts receivable, net	72,862	52,515
Due from related parties	36,953	28,073
Inventories	59,296	46,011
Other current assets	25,436	20,814
Total current assets	$250,942	$167,379

Long term assets:
Property, plant and equipment, net	$157,422	$135,974
Long term receivables from related parties	1,688	2,536
Other long term assets	11,001	10,310
Total long term assets	170,111	148,820
Total assets	$421,053	$316,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long term debt	$69,961	$16,921
Note payable to shareholder	79	79
Trade accounts payable	59,452	39,142
Due to related parties	1,991	1,283
Current portion of customer advances on uncompleted contracts	11,646	11,841
Earnout Share Liability	15,429	13,740
Warrant liability	18,378	31,213
Other current liabilities	18,559	22,530
Total current liabilities	$195,495	$136,749

Long term liabilities:
Earnout Share Liability	$-	$20,414
Customer advances on uncompleted contracts	6,299	4,404
Long term debt	140,925	121,493
Total Long Term Liabilities	147,224	146,311
Total liabilities	$342,719	$283,060
COMMITMENTS AND CONTINGENCIES

Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 27,916,071 and 26,895,636 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Legal Reserves	1,367	1,367
Additional paid-in capital	57,511	45,584
Retained earnings	45,391	17,354
Accumulated other comprehensive (loss)	(25,938)	(31,169)
Total shareholders’ equity	78,334	33,139
Total liabilities and shareholders’ equity	$421,053	$316,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenues:
External customers	$63,408	$45,830	$109,671	$83,930
Related parties	14,105	12,223	28,745	26,166
Total operating revenues	77,513	58,053	138,416	110,096
Cost of sales	51,048	37,179	88,742	70,612
Gross Profit	26,465	20,874	49,674	39,484

Operating expenses	(13,996)	(11,566)	(25,713)	(22,174)

Operating income	12,469	9,308	23,961	17,310

Gain (Loss) on change in fair value of earnout shares liability	3,330	(9,653)	7,034	(7,672)
Gain (Loss) on change in fair value of warrant liability	6,687	(16,391)	12,598	(11,313)
Non-operating income (loss), net	(56)	1,417	(732)	5,142
Interest expense	(4,242)	(2,050)	(7,366)	(4,202)

Income (Loss) before taxes	18,188	(17,369)	35,495	(735)

Income tax provision	3,815	3,631	7,458	8,403

Net income (loss)	$14,373	$(21,000)	$28,037	$(9,138)

Comprehensive income (loss):
Net income (loss)	$14,373	$(21,000)	$28,037	$(9,138)

Foreign currency translation adjustments	3,489	(410)	5,231	(5,577)

Total comprehensive income (loss)	$17,862	$(21,410)	$33,268	$(14,715)

Basic income (loss) per share	$0.53	$(0.84)	$1.04	$(0.37)

Diluted income (loss) per share	$0.47	$(0.84)	$0.91	$(0.37)

Basic weighted average common shares outstanding	27,234,664	25,147,286	27,071,931	24,975,165

Diluted weighted average common shares outstanding	30,744,863	25,147,286	30,757,310	24,975,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,037	$(9,138)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debt	-	428
Provision for obsolete inventories	-	(281)
Director share-based compensation	166	-
Depreciation and amortization	6,920	5,246
Change in fair value of investments	(27)	-
Change in fair value of derivative liability	(19)	(42)
Change in fair value of warrant liability	(12,598)	11,313
Change in fair value of earnout share liability	(7,034)	7,672
Deferred income taxes	(204)	(854)
Changes in operating assets and liabilities:
Trade accounts receivable	(15,087)	(12,894)
Inventories	(8,887)	(13,721)
Prepaid expenses and other current assets	816	198
Other assets	(5,546)	(4,297)
Trade accounts payable	16,043	12,685
Customer advances on uncompleted contracts	373	8,254
Related parties	(4,839)	(2,740)
Other current liabilities	(5,487)	5,418
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(7,373)	7,247

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	417	435
Proceeds from sale of property and equipment	-	34
Purchase of investments	(22,765)	(1,148)
Acquisition of property and equipment	(5,113)	(15,188)
CASH USED IN INVESTING ACTIVITIES	(27,461)	(15,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	156,200	57,462
Repayments of debt	(109,993)	(49,093)
CASH PROVIDED BY FINANCING ACTIVITIES	46,207	8,369

Effect of exchange rate changes on cash and cash equivalents	(334)	339

NET INCREASE IN CASH	11,039	88
Cash and equivalents - Beginning of period	18,496	15,930
Cash and equivalents - End of period	$29,535	$16,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,063	$3,239
Taxes	$13,677	$7,188

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease and debt	$11,438	$20,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the six months ended June 30, 2016

(In thousands, except share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity

Balance at December 31, 2015	26,895,636	3	45,583	1,367	17,354	(31,169)	33,139

Issuance of common stock	1,000,000	-	11,690	-	-	-	11,690

Exercise of warrants	20,435	-	238	-	-	-	238

Exercise of Unit Purchase Options	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	5,231	5,231

Net income	-	-	-	-	28,037	-	28,037

Balance at June 30, 2016	27,916,071	3	57,511	1,367	45,391	(25,938)	78,334

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

Basis of Presentation and Use of Estimates

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

These unaudited condensed consolidated financial statements include the consolidated results of TGI, its indirect wholly owned subsidiaries TG and ES, and its direct subsidiaries Tecno LLC and Tecno RE. Material intercompany accounts, transactions and profits are eliminated in consolidation.

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Estimates inherent in the preparation of these, condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants, earnout shares, investments and other derivative financial instruments. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material, except for earnout share liability and warrant liability further discussed below in this note and Notes 11 and 12, respectively. These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented, and are of a normal, recurring nature.

Note 2. Summary of significant accounting policies

Foreign Currency Translation

The condensed consolidated financial statements are presented in U.S. Dollars, the reporting currency. Our foreign subsidiaries’ local currency is the Colombian Peso, which is also their functional currency as determined by the analysis of markets, costs and expenses, assets, liabilities, financing and cash flow indicators. As such, our subsidiaries’ assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with equity being translated at the historical rates. Revenues and expenses of our foreign subsidiaries are translated at the average exchange rates for the period. The resulting cumulative foreign currency translation adjustments from this process are included as a component of accumulated other comprehensive income (loss). Therefore, the U.S. Dollar value of these items in our financial statements fluctuates from period to period.

Also, exchange gains and losses arising from transactions denominated in a currency other than the functional currency are included in the condensed consolidated statement of operations as foreign exchange gains and losses within non-operating income, net.

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

Revenues from fixed price contracts, which amount to approximately 16% and 20% of the Company’s sales for the six months ended June 30, 2016 and 2015, respectively, and are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of products, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and have not had a material effect on the Company’s financial statements.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Interest incurred while acquired property is under construction and installation are capitalized. Repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income as a reduction to, or increase in operating expenses. Depreciation is computed on a straight-line basis, based on the following estimated useful lives:

Buildings	20 years
Machinery and equipment	10 years
Furniture and fixtures	10 years
Office equipment and software	5 years
Vehicles	5 years

Earnout shares liability

In accordance with ASC 815 - Derivatives and hedging, the Company’s EBITDA/Ordinary Share Price Shares (“Earnout Shares”) are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive income. This liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until released or until the expiration of the liability on December 31, 2016 under the governing agreement, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

When the earnout shares are released from the escrow account upon achievement of the conditions set forth in the earnout share agreement, the Company records the fair value of the released shares out of the earnout share liability and into common stock and additional paid-in capital within the shareholders equity section of the Company’s condensed consolidated balance sheet.

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

When the warrants are exercised for ordinary shares, the Company remeasures the fair value of the exercised warrants as of the date of exercise using the over-the-counter fair market value and records the change in fair value from the last reporting date to the date of exercise in the Company’s condensed consolidated statement of operations. The fair value of the exercised warrants on the date of exercise is recorded as a charge to additional paid-in capital in shareholders’ equity.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding the effects of any potentially dilutive securities. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, earnout shares, and other potential ordinary shares outstanding during the period. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company considered the dilutive effect of warrants to purchase ordinary shares, unit purchase options exercisable into ordinary shares, and shares issuable under the earnout agreement in the calculation of diluted income per share, which resulted in 3,510,199 and 3,685,379 shares of dilutive securities for the three and six-month period ended June 30, 2016, and 3,927,132 and 3,417,463 shares of dilutive securities for the three and six-month period ended June 30, 2015, which were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive given the net loss in both periods of 2015.

The following table sets forth the computation of the basic and diluted earnings per share for the three and six-month periods ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net Income (Loss)	$14,373	$(21,000)	$28,037	$(9,138)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	27,234,664	25,147,286	27,071,931	24,975,165
Effect of dilutive warrants and earnout shares	3,510,199	-	3,685,379	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	30,744,863	25,147,286	30,757,310	24,975,165

Basic earnings per ordinary share	$0.53	$(0.84)	$1.04	$(0.37)
Diluted earnings per ordinary share	$0.47	$(0.84)	$0.91	$(0.37)

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service, and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products. The Company evaluated historical information regarding claims for replacements under warranties and concluded that the costs that the Company has incurred in relation to these warranties have not been material.

Non-Operating Income, net

The Company recognizes non-operating income from foreign currency transaction gains and losses, interest income on receivables, proceeds from sales of scrap materials and other activities not related to the Company’s operations. Foreign currency transaction gains and losses occur when monetary assets, liabilities, payments and receipts that are denominated in currencies other than the Company’s functional currency are recorded in the Colombian peso accounts of the Company in Colombia. The Company recorded a net loss of $2,266 due to foreign currency transactions during the six months ended June 30, 2016 compared with a net gain of $3,373 during the same period of 2015 as a result of fluctuations in the U.S. dollar to Colombian Peso exchange rate.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the six-month periods ended June 30, 2016 and 2015 were $6,927 and $5,105, respectively.

Recently Issued Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date.” ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. Early adoption is permitted. Below is the description of ASU 2014-09 which the Company is currently evaluating.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

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

On February 25, 2016, the FASB released ASU 2016-02, “Leases - ASC 842”, completing its project to overhaul lease accounting under ASC 840. The new guidance requires the recognition of most leases on its balance sheet. Also, a modified retrospective transition will be required, although there are significant elective transition reliefs available for both lessors and lessees. This standard is effective for public companies in fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of analyzing the new standard.

Note 3. - Investments

The Company’s investments are comprised of marketable securities and short term deposits amounting to $26,860 and $1,470 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the Company had a 180 day restricted term cash deposit for $25,000 resulting from a transaction made in February 2016, in which the Company entered into a Colombian Peso denominated credit facility for an equivalent amount of $25 million, and immediately placed it in a 180 day term cash deposit in U.S Dollars with the objective of hedging its monetary assets’ and liabilities’ foreign currency exposure risk. This facility will be repaid with the cash from the deposit upon maturity.

Note 4. - Inventories, net

Inventories are comprised of the following:

	June 30, 2016	December 31, 2015
Raw materials	$45,332	$36,254
Work in process	6,223	3,451
Finished goods	3,188	2,875
Stores and spares	4,319	3,190
Packing material	234	241
	$59,296	$46,011

Note 5. Other Current Assets and Other Long Term Assets

Other current assets are comprised of the following:

	June 30, 2016	December 31, 2015
Unbilled receivables on uncompleted contracts	$10,953	$9,868
Prepaid Expenses	971	3,152
Prepaid Taxes	11,594	6,069
Advances and other receivables	1,918	1,725
Other current assets	$25,436	$20,814

Other long term assets are comprised of the following:

	June 30, 2016	December 31, 2015
Intangible assets	$1,625	$1,920
Goodwill	1,330	1,330
Deferred income taxes	384	640
Income producing real estate investments	7,162	6,420
Other assets	500	-
Other long term assets	$11,001	$10,310

Intangible assets are comprised of Miami-Dade County Notices of Acceptance (“NOAs”). The weighted average amortization period is 10 years.

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30, 2016	December 31, 2015
Building	$50,405	$41,804
Machinery and equipment	123,286	105,000
Office equipment and software	4,489	3,528
Vehicles	1,693	1,402
Furniture and fixtures	2,119	1,569
Total property, plant and equipment	181,992	153,303
Accumulated depreciation and amortization	(42,608)	(33,018)
Net value of property and equipment	139,384	120,285
Land	18,038	15,689
Total property, plant and equipment, net	$157,422	$135,974

Depreciation and amortization expense, inclusive of capital lease amortization, for the three and six month periods ended June 30, 2016 amounted to $3,009 and $5,685, respectively, and $2,234 and $4,216 for the three and six months period of 2015.

Note 7. Debt

At June 30, 2016, the Company owed $210,886 under its various borrowing arrangements with several banks in Colombia, Panama, the United States and including obligations under various capital leases. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 3.9% to 18.8% and a weighted average of 8.4%. These loans are generally secured by substantially all of the Company’s accounts receivable and / or inventory. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

Tecnoglass’ wholly owned subsidiary, Tecno RE (“the Obligor”), obtained a $3,920 loan in December 2014 from TD Bank N.A (“the Bank”), for the acquisition of property and equipment from Glasswall LLC and for which ES Windows Inc., a Related Party, is guarantor.   The obligation requires the Obligor to be in compliance with certain administrative and financial covenants. As of June 30 2016, the “Minimum Debt Service Ratio” of 1.0:1.0 was not met as some non-recurring expenses were presented during the period of testing; nevertheless, the Obligor has obtained a waiver from the Bank through December 31, 2016 at which point the covenant will be tested again.

The Company’s debt is comprised of the following:

	June 30, 2016	December 31, 2015
Revolving lines of credit	$11,229	$4,640
Loans	173,610	107,692
Capital Lease	26,047	26,082

Obligations under borrowing arrangements	210,886	138,414
Less: Current portion of long-term debt and other current borrowings	69,961	16,921
Long-term debt	$140,925	$121,493

Maturities of long term debt and other current borrowings are as follows as of June 30, 2016:

2017	$69,961
2018	11,819
2019	13,352
2020	19,758
2021	27,318
Thereafter	68,678
Total	$210,886

The Company had $13,609 and $8,524 of property, plant and equipment pledged to secure $ 96,742 and $48,056 under various lines of credit as of June 30, 2016 and December 31, 2015, respectively.

On January 7, 2016, the Company entered into a $109.5 million, seven-year senior secured credit facility. Proceeds from the new facility were used to refinance $83.5 million of existing debt, with the remaining $26.0 million available to the Company for capital expenditures and working capital needs. Approximately $51.6 million of the new facility were used to refinance current borrowings into long term debt. The Company’s condensed consolidated balance sheets as of December 31, 2015 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date. The new facility features two tranches, including one tranche denominated in USD representing 71% of the facility and another tranche denominated in Colombian Pesos (COP) representing the remaining 29%. Borrowings under the facility will bear interest at a weighted average interest rate of 7% for the first year, and thereafter at a rate of LIBOR plus 5.25% and DTF (Colombian index) plus 5.00% for the respective USD and COP denominated tranches. The Senior Secured Facility includes financial covenants that are tested twice each year as of June 30 and December 31.  As of June 30, 2016, the Company was in full compliance with its financial covenants.

In February 2016, the Company entered into a Colombian Peso denominated credit facility for an equivalent amount of $25 million, and immediately placed it in a 180 day term cash deposit in U.S Dollars with the objective of hedging its monetary assets’ and liabilities’ foreign currency exposure risk. This credit facility will be repaid with proceeds from said term deposit upon maturity in August of 2016, decreasing the investment account by US$25 million and the local denominated debt by the peso amount equivalent to the monetized dollars at the date of repayment.

Revolving Lines of Credit

The Company has approximately $2,488 available in two lines of credit under a revolving note arrangement as of June 30, 2016. The floating interest rates on the revolving notes are between DTF+4.2% and DTF+6.5%. DTF, the primary measure of interest rates in Colombia, was 6.9% and 5.2% as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, $11,229 and $4,640 were outstanding under these lines, respectively.

Proceeds from debt and repayments of debt for the six months ended June 30, 2016 and 2015 are as follows:

	June 30,
	2016	2015
Proceeds from debt	$156, 200	$57,462
Repayments of debt	$(109,993)	$(49,093)

Capital lease obligations

The Company acquired assets under capital leases and debt during the six months ended June 30, 2016 and 2015 for $11,438 and $20,180, respectively.

The future minimum lease payments under all capital leases at June 30, 2016 are as follows:

2017	3,180
2018	2,673
2019	3,457
2020	4,082
2021	4,303
Thereafter	8,352
Total	26,047

Interest expense for the six-month periods ended June 30, 2016 and 2015 was $7,366 and $4,202, respectively.

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

The following table summarizes income tax rates under the tax reform law:

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Current income tax
Foreign	$4,406	$4,328	$7,662	$9,257
Deferred income tax
Foreign	(591)	(697)	(204)	(854)
Total Provision for Income tax	$3,815	$3,631	$7,458	$8,403

Effective tax rate	21.0%	-20.9%	21.0%	-1,143.3%

The Company’s effective tax rates for the three-month periods ended June 30, 2016 and 2015 reflect the non-cash, non-deductible losses and non-taxable gains from changes in the fair values of the Company’s warrant and earnout shares liabilities in the table below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Change in fair value of warrant liability	$6,687	$(16,391)	$12,598	$(11,313)
Change in fair value of earnout shares liability	3,330	(9,653)	7,034	(7,672)
Total non-cash, nontaxable effects of changes in fair value of liabilities	$10,017	$(26,044)	$19,632	$(18,985)

In addition, the Company’s statutory tax rate increased from 39% in 2015 to 40% in 2016 because of the tax reform mentioned above.

Note 9. Fair Value Measurements

The Company accounts for financial assets and liabilities in accordance with accounting standards that define fair value and establish a framework for measuring fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined by the lowest level inputs that are significant to the fair value measurement. Results of operations are impacted by the movement in the level 2 and 3 instruments on a periodic basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2016:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	18,378
Earnout shares liability	-	-	15,429
Interest Rate Swap Derivative Liability	-	25	-
Marketable Equity Securities	498	-	-
Short term investments		25,000	-

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	31,213
Earnout shares liability	-	-	34,154
Interest Rate Swap Derivative Liability	-	42	-
Marketable Equity Securities	428	-	-

As of December 31, 2015, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 - Debt. The fair value of long term debt was calculated based on an analysis of future cash flows discounted with our weighted average cost of debt which is based on market rates, which are level 2 inputs. Other financial instruments such as accounts receivable have carrying values that approximate fair value as they are short-term in nature.

The following table summarizes the fair value and carrying amounts of our long term debt:

	June 30, 2016	December 31, 2015
Fair Value	$160,902	$138,347

Gross Carrying Value	143,344	121,493
Deferred financing expense	(2,419)	-
Net Carrying Value	$140,925	$121,493

Note 10. Segment and Geographic Information

The Company operates a single reportable segment business for product consisting of four geographical sales territories as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Colombia	$28,300	$21,869	$46,878	$39,251
United States	45,474	33,344	82,640	65,022
Panama	1,511	1,355	4,425	2,823
Other	2,228	1,485	4,473	3,000
Total Revenues	$77,513	$58,053	$138,416	$110,096

Note 11. Earnout Share Liability

The earnout shares liability is subject to re-measurement at each balance sheet date until the shares are released or until the expiration of the liability at December 31, 2016 under the governing agreement, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The earnout shares are expected to be released in up to ten business days from the date the Company files its Annual Report with the SEC.

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

Out of the 3,000,000 earnout shares initially placed in escrow, 500,000 shares were released in April of 2015 upon achievement of the EBITDA target for the fiscal year ended December 31, 2014 and 1,000,000 shares were released in June 2016 upon achievement of the EBITDA target for the fiscal year ended December 31, 2015.

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance – December 31, 2015	$34,154
Fair value adjustment - three months ended March 31, 2016	(3,704)
Balance – March 31, 2016	30,450
Fair value adjustment of released earn out shares - three months ended June 30, 2016	(11,691)
Fair value adjustment of outstanding earn out shares - three months ended June 30, 2016	(3,330)
Balance – June 30, 2016	$15,429

The main variable that affected the change in fair value of the earnout share liability was the stock price which declined from $13.74 to $11.31 as of December 31, 2015 and June 30, 2016, respectively.

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

The inputs to the model were as follows:

	June 30, 2016	December 31, 2015

Stock Price	$11.31	$13.74
Dividend Yield*	$0.125	$0.125
Risk-free rate	0.49%	0.65%
Expected Term	0.47	0.97
Expected Volatility	35.68%	37.69%

*A quarterly dividend of $0.125 per share commencing in the third quarter of 2016 was assumed.

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance – December 31, 2015	$31,213
Adjustment to fair value of warrants exercised cashlessly	(222)
Adjustment to fair value of unexercised warrants	(5,911)
Balance – March 31, 2016	25,080
Adjustment to fair value of warrants exercised cashlessly	(15)
Adjustment to fair value of unexercised warrants	(6,687)
Balance – June 30, 2016	$18,378

The main variable that affected the change in fair value of the warrant liability was the stock price which declined from $13.74 to $11.31 as of December 31, 2015 and June 30, 2016, respectively.

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

When the warrants are exercised for ordinary shares, the Company re-measures the fair value of the exercised warrants as of the date of exercise using quoted prices on the OTC Pink Markets and records the change in fair value in the condensed consolidated statement of operations, and records the fair value of the exercised warrants as additional paid-in capital in the shareholders’ equity section of the Company’s balance sheet.

Of 2,483,839 aggregate warrants exercised since the merger in December 2013, warrant holders exercised 102,570 warrants for an equal number of shares on a cash basis, and 2,381,269 warrants for 1,019,669 ordinary shares on a cashless basis.

Note 13. Related Parties

The Company’s major related party entities are: ES Windows LLC (“ESW LLC”), a Florida limited liability company partially owned by the Company’s Chief Executive Officer and Chief Operating Officer, Ventanas Solar S.A. (“VS”), an importer and installer based in Panama owned by related party family members, and Union Temporal ESW (“UT ESW”), a temporary contractual joint venture under Colombian law with Ventanar S. A. managed by related parties that expires at the end of its applicable contracts.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Sales to ESW LLC	$12,645	$11,027	$24,314	$22,898
Sales to VS	1,257	1,553	3,946	2,599
Sales to other related parties	203	(357)	485	669
	14,105	12,223	28,745	26,166

Expenses
Fees paid to directors and officers	$477	$388	$836	$777
Payments to other related parties	720	396	1,433	865

	June 30, 2016	December 31, 2015
Current Assets
Due from ESW LLC	$24,778	$17,887
Due from VS	8,913	6,895
Due from other related parties	3,262	3,291
	$36,953	$28,073

Long term payment agreement from VS	$1,688	$2,536

Liabilities
Due to related parties	$1,991	$1,283

Due from other related parties as of June 30, 2016 includes $568 due from Daesmo, and $503 from Consorcio Ventanar ESW - Boca Grande. Also included within due from other related parties is a loan to Finsocial, a company that makes loans to public school system teachers with balances of $276 and $256 as of June 30, 2016 and December 31, 2015, respectively. Related party receivables continue to be paid as per the contractual agreements currently in place.

Payments to other related parties during the six-month period ended June 30, 2016 include charitable contributions to the Company’s foundation for $696 and sales commissions for $416.

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

Analysis of Variable Interest Entities

The Company conducted an evaluation as a reporting entity of its involvement with certain significant related party business entities as of June 30, 2016 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated the purpose for which these entities were created and the nature of the risks in the entities as required by the guidance under ASC 810-10-25 - Consolidation and related Subsections.

From all the entities analyzed, only two entities, ESW LLC and VS, resulted in having variable interests. However, as of the date of the initial evaluation and for the six months ended June 30, 2016, the Company concluded that both entities are not deemed VIEs and as such these entities should not be consolidated within the Company’s condensed consolidated financial statements.

Note 14. Note Payable to Shareholder

From September 5, 2013 to November 7, 2013, A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $79 remained unpaid as of June 30, 2016 and December 31, 2015.

Note 15. Derivative Financial Instruments

In 2012, the Company entered into two interest rate swap contracts as economic hedges against interest rate risk through 2017. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. The derivative contracts are recorded on the balance sheet as liabilities as of June 30, 2016 at an aggregate fair value of $25. Changes in the fair value of the derivatives are recorded in current earnings.

Note 16. Commitments and Contingencies

Guarantees

Guarantees on behalf of, or from related parties are disclosed in Note 13 - Related Parties.

Legal Matters

C.I. Energia Solar S.A. filed a lawsuit against Bagatelos Arch Glass in Colombia in March 2, 2016 and also filed a lawsuit against Bagatelos Architectural Glass Systems, Inc (“Bagatelos”) in California. The Company’s claim arises from Bagatelos refusing to pay outstanding accounts with the Company alleging mounting damages in Company products that render them outside the terms of sale. The law suit was first filed in Colombia where the court is likely to have jurisdiction since Bagatelos travelled to the factory and inspected the products and fabrication. It is likely that a court in California shall recognize a foreign-country judgment and it is highly likely that the lawsuit filed in California will be placed on temporary hold until a final resolution in the Colombian lawsuit has been completed. Based on a payment order by Colombian authorities in addition to a lien imposed on Bagatelos pending international processing, management and ES’ counsel believes that court is likely to rule in favor of the Company and the Company will be able to recover the outstanding amount of $2,021 from Bagatelos.

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

Note 17. Subsequent Events

In the first week of July 2016, the Company paid $10.5 million to acquire a lot adjacent to the Company’s facilities to expand the Company’s manufacturing facilities. During the last week of July, the Company obtained a short term $10 million working capital facility to address seasonal income tax payments and growth related working capital needs. This facility has an original term of six months and carries a 6.5% fixed annual interest rate.

As the currency rates have stabilized over the last months, the Company’s fluctuations in its FX gains and losses account have significantly subsided. That being said, we are working on unwinding the existing $25 million time deposit to repay the equivalent Peso denominated debt which the Company had entered into as a way of balancing its monetary balance sheet accounts to minimize its FX volatility. As such, our restricted investments will decrease by $25 million and our short term debt in Pesos will decrease by the commensurate amount at the time of monetizing the funds.

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

Overview

Tecnoglass Inc. (“TGI,” the “Company,” “we,” “us” or “our”) is a holding company operating through its indirect, wholly owned subsidiaries: TG, which manufactures, markets and exports a variety of glass products since 1994 and established the Alutions plant in 2007 for aluminum products, and ES, a leader in the production of high-end windows and architectural glass systems. The Company has more than 30 years’ experience in the glass and aluminum structure assembly market in Colombia.

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

Liquidity

As of June 30, 2016 and December 31, 2015, the Company had cash and cash equivalents of approximately $29.5 million and $18.5 million, respectively. The cash and cash equivalent balances as of June 30, 2016 reflect approximately $10.5 million of proceeds from debt that was disbursed to the Company during the last week of June for the purchase of land adjacent to the Company’s current facilities (transaction completed during the first week of July). The Company’s primary sources of liquidity to support its working capital needs and short term capital expenditures will be its operational cash flow, its readily available cash balance and its available lines of credit with financial institutions.

On January 7, 2016, we entered into a $109.5 million, seven-year senior secured credit facility. Proceeds from the new facility were used to refinance $83.5 million of existing debt, with the remaining $26.0 million available to the Company for capital expenditures and working capital needs. Approximately $51.6 million of the new facility were used to refinance current borrowings into long term debt. The Company’s condensed consolidated balance sheets as of December 31, 2015 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date. The new facility features two tranches, including one tranche denominated in USD representing 71% of the facility and another tranche denominated in Colombian Pesos (COP) representing the remaining 29%. Borrowings under the facility will bear interest at a weighted average interest rate of 7% for the first year, and thereafter at a rate of LIBOR plus 5.25% and DTF (Colombian index) plus 5.00% for the respective USD and COP denominated tranches. The Senior Secured Facility includes financial covenants that are tested twice each year as of June 30 and December 31. As of June 30, 2016, the Company was in full compliance with its financial covenants.

Capital Resources

New investments

During the six months ended in June 30, 2016, the Company made significant capital expenditures of approximately $16.5 million, of which $5.1 million were paid for in cash and $11.4 million were acquired with capital lease and debt. This includes approximately $3.3 million in the construction of a new warehouse, improvements to the plant and office buildings and approximately $11.8 million in several pieces of machinery and equipment.

Results of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating Revenues	$77,513	$58,053	$138,416	$110,096
Cost of sales	51,048	37,179	88,742	70,612
Gross profit	26,465	20,874	49,674	39,484
Operating expenses	(13,996)	(11,566)	(25,713)	(22,174)

Operating income	12,469	9,308	23,961	17,310
Non-operating income (loss), net	(56)	1,417	(732)	5,142
Interest Expense	(4,242)	(2,050)	(7,366)	(4,202)
Change in fair value of earnout shares liability	3,330	(9,653)	7,034	(7,672)
Change in fair value of warrant liability	6,687	(16,391)	12,598	(11,313)
Income tax provision	(3,815)	(3,631)	(7,458)	(8,403)
Net income (loss)	$14,373	$(21,000)	$28,037	$(9,138)

Comparison of quarterly periods ended June 30, 2016 and June 30, 2015

Revenues

The Company’s net operating revenues increased $19.4 million or 34% from $58.1 million to $77.5 million for the quarterly period ended June 30, 2016 compared the quarterly period ended June 30, 2015.

Sales in the U.S. market for the quarterly period ended June 30, 2016 increased $12.1 million or 36% compared to the quarterly period ended June 30, 2015. The Company’s sales in the American market continue to grow primarily in the South Florida region, where the Company has historically had a stronger presence as a supplier of windows and doors for high-rise buildings. Sales in the Colombian market increased $6.4 million, or 29%. Sales to Panama increased $0.2 million or 12% in the three months ended June 30, 2015 compared to the three months ended June 30, 2016.

Margins

Sales margins calculated by dividing the gross profit by operating revenues decreased from 36% to 34% in the quarterly periods ended June 30, 2016 and 2015. The margin compression in the second quarter of the year is associated with carrying inventory purchased in US Dollars and taken into our functional currency (Peso) at historical FX rates at a time where the Peso was devaluated vs. the Dollar. At the time that the inventory was used, and coupled with a Peso revaluation at that subsequent time, a higher Cost of Goods Sold was accounted for when translated into US Dollars (thus creating a margin compression when expressed in US Dollars).

Expenses

Operating expenses increased 21% from $11.6 million to $14.0 million, for the quarterly period ended June, 2016 when compared to the quarterly period ended June 30, 2015. The increase was primarily the result of a $1.1 million increases in shipping expenses as associated with incremental business in more distant markets. The Company’ personnel charged to operating expenses have increased by $0.6 million as the Company’s operations increase and in preparation for expected continued growth. During the quarter ended June 30, 2016, the Company had a higher expense in professional fees of $0.5 million principally related to financial reporting during the second quarter of 2016.

Warrants Liability

A non-cash, gain of $6.7 million arose from the decrease in the fair value of the warrant liability in the three-month period ended June 30, 2016 amounting to $18.4 million which represents 4% of total assets, relative to its fair value at December 31, 2015, which amounted to $31.2 million, or 10% of total assets. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands.

Earnout Shares Liability

An non-cash, non-operating gain of $3.3 million arose from the increase in the fair value of the earnout shares liability in the three-month period ended June 30, 2016 amounting to $15.4 million which represents 4% of total assets, relative to its fair value at December 31, 2015, which amounted to $31.2 million, or 11% of total assets. The fair value of the earnout shares liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands.

Non-operating Income (Loss)

During the three months ended June 30, 2016 the Company reported net non-operating loss of $0.1 million comprised income from rental properties, gain on sale of scrap materials and interest income offset by a net loss of $1.0 million in foreign currency transactions, compared with net non-operating income of $1.4 million during the same period of 2015, which included a loss of $0.2 million due to foreign currency exchange.

As a result of the foregoing, the Company recorded a net income for the three month period ended June 30, 2016 of $14.4 million compared to net loss of $21.0 million net in the three month period ended June 30, 2015.

Results of operations for the six months ended June 30, 2016 and 2015

Revenues

The Company’s net operating revenues increased $28.3 million or 26% from $110.1 million to $138.4 million for the six month period ended June 30, 2016 compared the six month period ended June 30, 2015.

Sales in the U.S. market for the six months ended June 30, 2016 increased $17.6 million or 27% compared to six months ended June 30, 2015. The Company’s sales in the American market continue to grow primarily in the South Florida region, where the Company has historically had a stronger presence as a supplier of windows and doors for high-rise buildings. Sales in the Colombian market increased $7.6 million, or 19%, from $39.3 million to $46.9 million. Sales to Panama increased $17.6 million, or 57% for the six months ended June 30, 2016 compared to the same period of 2016.

Margins

Sales margins calculated by dividing the gross profit by operating revenues remained stable at 35.9% in the six-month periods ended June 30, 2016 and 2015. We believe this is the result of a combination of improvements in raw material efficiencies partially offset by increases in cost of labor of $1.5 million, or 13% as well as a $3.5 million or 48% increase in maintenance and depreciation of recently acquired assets primarily related to the soft coating plant that are not yet operating at full capacity.

Expenses

Operating Expenses increased 16% from $22.2 million to $25.7, in the six month period ended June 30, 2016 when compared to the six month period ended June 30, 2015. The increase was primarily associated with a $1.9 million increase in shipping expenses as sales to distant markets increase and to other smaller increases related to personnel expenses, a Colombian tax on financial transactions and other financing expenses that were partially offset by a decreases in amortization expense and receivable write-offs, such as amortization expense, which decreased $0.5 million due to some of the Company’s NOAs being fully amortized.

Warrants Liability

A non-cash, gain of $12.6 million arose from the decrease in the fair value of the warrants liability in the first half of 2016 amounting to $18.4 million which represents 4% of total assets, relative to its fair value at December 31, 2015, which amounted to $31.2 million, or 10% of total assets. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands.

Earnout Shares Liability

An non-cash, non-operating gain of $7.0 million arose from the increase in the fair value of the earnout shares liability in the six-month period ended June 30, 2016 amounting to $15.4 million which represents 4% of total assets, relative to its fair value at December 31, 2015, which amounted to $34.2 million, or 11% of total assets. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands.

Non-operating Income (Loss)

During the six months ended June 30, 2016 the Company reported net non-operating loss of $0.7 million comprised of $1.5 million in income from rental properties, gain on sale of scrap materials and interest income offset by a net loss of $2.3 million in foreign currency transactions, compared with net non-operating income of $5.1 million during the same period of 2015, primarily comprised of net foreign currency transaction gains of $3.4 million.

As a result of the foregoing, the Company recorded a net income for the six month period ended June 30, 2016 of $28.0 million compared to a net loss of $9.1 million net in the six month period ended June 30, 2015.

Cash Flow from Operations, Investing and Financing Activities

During the six month period ended June 30, 2016 and 2015, $7.4 million and $7.2 million were used and provided by operating activities, respectively. The principal use of cash was an increase in trade accounts receivable which totaled $15.1 million in the six months ended June 30, 2016 period compared with a use of $12.9 million during the same period of 2015 as a result of higher sales and as the Company extends incremental credit terms to some of its main customers, in order to seek added flexibility to better compete for large, long-lead projects as part of the Company’s strategy to increase sales, as well as purchase of inventories which amounted to $8.9 million during the six months ended June 30, 2016 and $13.7 million during the same period of 2015 as the Company builds up inventories of raw materials, commensurate with current and expected future sales. This was offset by an increase in cash generated by trade accounts payables which increased to $16.0 million during the six months ended June 30, 2016, compared with $12.7 million during the same period of 2015. Trade accounts receivable and related party receivables continue to increase commensurate with the increase in sales but also as related to the type of more sophisticated, long-lead projects in which the Company is currently bidding. These projects typically have a longer cash cycle as distributors also have to collect from end-users, and for that, certain performance conditions must always be met. That being said, and despite its nominal increase in receivables, the Company doesn’t foresee a deterioration in its ability to collect from its direct or indirect clients.

During the six months ended June 30, 2016, cash from investing activities increased to $27.5 million compared with $15.9 million during the same period of 2015 because the Company purchased a US Dollar denominated deposit for $25 million with a Colombian Peso denominated obligation to hedge foreign currency exposure of its monetary assets and liabilities. Cash provided by financing activities increased from $8.4 million during the six months ended June 30, 2015 to $46.2 million during the six months ended June 30, 2016, primarily due to increases in proceeds from debt. As of June 30, 2016 the Company held approximately $10.5 million in cash proceeds from debt for the purchase of a piece of land adjacent to the Company’s facilities which was paid and acquired in July of 2016. As can be seen in the statement of cash flows, the Company has used the proceeds of the debt increase to support its rapid expansion and the related Capital Expenditures and working capital needs

During the six months ended in June 30, 2016, and in addition to the cash capital expenditures of $5.1 million during the period the Company made capital expenditures for $11.4 million that were primarily financed with bank loans and capital leases.

	Six-month period ended
	June 30, 2016	June 30, 2015
Cash Flow from Operating Activities	$(7,373)	$7,247
Cash Flow from Investing Activities	(27,461)	(15,867)
Cash Flow from Financing Activities	46,207	8,369
Effect of exchange rates on cash and cash equivalents	(334)	339
Cash Balance - Beginning of Period	18,496	15,930
Cash Balance - End of Period	$29,535	$16,018

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of Tecnoglass, Inc.’s “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were not effective as of June 30, 2016. Notwithstanding the material weaknesses in our internal control over financial reporting, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Remediation Plan for Material Weaknesses

During the first half of 2016, we have been executing our remediation plan, as designed, to strengthen our internal control system regarding the material weaknesses in Entity Level Controls, Financial Closing and Reporting and Information Technology General Controls. In the second half of the year, we will continue executing the remediation plan, including the design and operating effectiveness testing of internal controls relevant for external financial reporting.

Changes in Internal Control Over Financial Reporting

For the quarter ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

PART II-OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 5, 2016

