Form 10-Q
period 2016-09-30
Tecnoglass Inc.
filed 2016-10-31
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,146,390 ordinary shares as of September 30, 2016.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$18,125	$18,496
Investments	2,016	1,470
Trade accounts receivable, net	84,629	52,515
Due from related parties	32,350	28,073
Inventories	60,747	46,011
Other current assets	26,324	20,814
Total current assets	$224,191	$167,379

Long term assets:
Property, plant and equipment, net	$174,818	$135,974
Long term receivables from related parties	1,688	2,536
Other long term assets	11,075	10,310
Total long term assets	187,581	148,820
Total assets	$411,772	$316,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long term debt	$62,401	$16,921
Note payable to shareholder	79	79
Trade accounts payable	49,984	39,142
Due to related parties	1,780	1,283
Dividends payable	4,857	-
Current portion of customer advances on uncompleted contracts	10,836	11,841
Earnout Share Liability	18,060	13,740
Warrant liability	4,963	31,213
Other current liabilities	18,059	22,530
Total current liabilities	$171,019	$136,749

Long term liabilities:
Earnout Share Liability	$-	$20,414
Customer advances on uncompleted contracts	4,847	4,404
Long term debt	140,189	121,493
Total Long Term Liabilities	145,036	146,311
Total liabilities	$316,055	$283,060
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 30,146,390 and 26,895,636 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3	3
Legal Reserves	1,367	1,367
Additional paid-in capital	95,403	45,584
Retained earnings	21,423	17,354
Accumulated other comprehensive (loss)	(22,479)	(31,169)
Total shareholders’ equity	95,717	33,139
Total liabilities and shareholders’ equity	$411,772	$316,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating revenues:
External customers	$65,429	$47,148	$175,100	$131,078
Related parties	14,596	15,744	43,341	41,910
Total operating revenues	80,025	62,892	218,441	172,988
Cost of sales	50,407	39,186	139,149	109,798
Gross Profit	29,618	23,706	79,292	63,190

Operating expenses	(14,284)	(12,890)	(39,997)	(35,064)

Operating income	15,334	10,816	39,295	28,126

Gain (Loss) on change in fair value of earnout shares liabilities	(2,630)	(2,519)	4,404	(10,191)
Gain (Loss) on change in fair value of warrant liability	(12,885)	(10,148)	(287)	(21,461)
Non-operating income (loss), net	630	2,608	2,164	4,377
Foreign currency transactions gains (losses)	2,434	8,136	168	11,509
Interest expense	(4,771)	(2,307)	(12,137)	(6,509)

Income (Loss) before taxes	(1,888)	6,586	33,607	5,851

Income tax provision	6,035	8,524	13,493	16,927

Net income (loss)	$(7,923)	$(1,938)	$20,114	$(11,076)

Comprehensive income (loss):
Net income (loss)	$(7,923)	$(1,938)	$20,114	$(11,076)

Foreign currency translation adjustments	3,459	(14,111)	8,690	(19,688)

Total comprehensive income (loss)	$(4,464)	$(16,049)	$28,804	$(30,764)

Basic income (loss) per share	$(0.28)	$(0.08)	$0.73	$(0.44)

Diluted income (loss) per share	$(0.28)	$(0.08)	$0.65	$(0.44)

Basic weighted average common shares outstanding	28,312,368	25,426,250	27,489,954	25,127,179

Diluted weighted average common shares outstanding	28,312,368	25,426,250	30,746,922	25,127,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,114	$(11,076)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debt	-	1,210
Provision for obsolete inventories	-	(265)
Director share-based compensation	229	-
Depreciation and amortization	10,912	8,331
Other income and expenses	(58)	105
Change in fair value of warrant liability	287	21,461
Change in fair value of earnout share liability	(4,404)	10,191
Deferred income taxes	(233)	(1,058)
Changes in operating assets and liabilities:
Trade accounts receivable	(25,600)	(18,429)
Inventories	(9,699)	(21,129)
Prepaid expenses and other current assets	1,184	360
Other assets	(6,702)	(5,849)
Trade accounts payable	6,710	20,566
Customer advances on uncompleted contracts	(1,958)	5,324
Related parties	(392)	(10,766)
Other current liabilities	(4,474)	11,266
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(14,084)	10,242

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	24,226	376
Proceeds from sale of property and equipment	-	143
Purchase of investments	(25,077)	(1,444)
Acquisition of property and equipment	(15,862)	(18,228)
CASH USED IN INVESTING ACTIVITIES	(16,713)	(19,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of Unit Purchase Options	404	-
Proceeds from debt	187,442	79,608
Repayments of debt	(158,181)	(72,461)
CASH PROVIDED BY FINANCING ACTIVITIES	29,665	7,147

Effect of exchange rate changes on cash and cash equivalents	761	2,705

NET (DECREASE) INCREASE IN CASH	(371)	941
Cash and equivalents - Beginning of period	18,496	15,930
Cash and equivalents - End of period	$18,125	$16,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,718	$4,778
Taxes	$20,415	$7,018

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease and debt	$19,249	$44,624
Ordinary shares issued in cashless exercise of warrants	$26,537	$-
Shares issued under earnout share program	$11,690	$5,765
Dividend Payable	$4,963	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the nine months ended September 30, 2016

(In thousands, except share data)

(Unaudited)

	Ordinary Shares, $0.0001		Additional			Accumulated Other	Total
	Par Value		Paid in	Legal	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	(Loss)	Equity
Balance at December 30, 2015	26,895,636	$3	$45,584	$1,367	$17,354	$(31,169)	$33,139

Cash Dividend	-	-	-	-	(4,857)	-	(4,857)

Earnout shares released	1,000,000	-	11,690	-	-	-	11,690

Stock dividend	-	-	11,188	-	(11,188)	-	-

Exercise of warrants	2,212,043	-	26,537	-	-	-	26,537

Exercise of Unit Purchase Options	38,711	-	404	-	-	-	404

Foreign currency translation	-	-	-	-	-	8,690	8,690

Net income	-	-	-	-	20,114	-	20,114

Balance at September 30, 2016	30,146,390	$3	$95,403	$1,367	$21,423	$(22,479)	$95,717

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

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Estimates inherent in the preparation of these, condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants, earnout shares, investments and other derivative financial instruments. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material, except for earnout share liability and warrant liability further discussed below in this note and Notes 10 and 11, respectively. These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented, and are of a normal, recurring nature.

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

Revenues from fixed price contracts, which amount to 17% and 20% of the Company’s sales for the nine months ended September 30, 2016 and 2015, respectively, and are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of products, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and have not had a material effect on the Company’s financial statements.

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

Earnout shares liability

In accordance with ASC 815 - Derivatives and hedging, the Company’s obligation to issue ordinary shares upon the achievement of certain financial targets (“Earnout Shares”) are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive income. This liability is subject to re-measurement at each balance sheet date and adjusted at each reporting period until released or until the expiration of the liability upon the release of the Company’s audited financial statements for the year ended December 31, 2016 under the governing agreement, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

When the earnout shares are released from the escrow account upon achievement of the conditions set forth in the earnout share agreement, the Company records the fair value of the released shares out of the earnout share liability and into ordinary shares and additional paid-in capital within the shareholders equity section of the Company’s condensed consolidated balance sheet.

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

The calculation of diluted earnings per share for the nine months ended September 30, 2016 reflects 3,256,968 dilutive securities, including 1,313,139 related to the annualized dividend declared of $0.50 per share authorized on August 4, 2016 by the Board of Directors.

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net Income (Loss)	$(7,923)	$(1,938)	$20,114	$(11,076)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	28,312,368	25,426,250	27,489,954	25,125,179
Effect of dilutive warrants, options, earnout shares, and stock dividends declared	-	-	3,256,968	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	28,312,368	25,426,250	30,746,922	25,127,179

Basic earnings per ordinary share	$(0.28)	$(0.08)	$0.73	$(0.44)
Diluted earnings per ordinary share	$(0.28)	$(0.08)	$0.65	$(0.44)

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

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the nine months ended September 30, 2016 and 2015 were $10,891 and $8,207, respectively.

Dividends Payable

The company accounts for its dividend declared as a liability under ASC 480 - Distinguishing Liabilities from Equity since the shareholder have the option to elect cash or stock, and reclassifies from dividend payable to additional paid-in capital when shareholders elects a stock dividend instead of cash. The dividend payable is not subject to re-measurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

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

Note 3. - Inventories, net

Inventories are comprised of the following:

	September 30, 2016	December 31, 2015
Raw materials	$42,656	$36,254
Work in process	6,356	3,451
Finished goods	6,634	2,875
Stores and spares	4,842	3,190
Packing material	259	241
	$60,747	$46,011

Note 4. Other Current Assets and Other Long Term Assets

Other current assets are comprised of the following:

	September 30, 2016	December 31, 2015
Unbilled receivables on uncompleted contracts	$10,302	$9,868
Prepaid Expenses	607	3,152
Prepaid Taxes	13,188	6,069
Advances and other receivables	2,227	1,725
Other current assets	$26,324	$20,814

Other long term assets are comprised of the following:

	September 30, 2016	December 31, 2015
Intangible assets	$1,453	$1,920
Goodwill	1,330	1,330
Deferred income taxes	371	640
Real estate investments	7,921	6,420
Other long term assets	$11,075	$10,310

Intangible assets are comprised of Miami-Dade County Notices of Acceptance (“NOAs”). The weighted average amortization period is 10 years.

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30, 2016	December 31, 2015
Building	$52,674	$41,804
Machinery and equipment	132,338	105,000
Office equipment and software	4,870	3,528
Vehicles	1,716	1,402
Furniture and fixtures	2,209	1,569
Total property, plant and equipment	193,807	153,303
Accumulated depreciation and amortization	(47,057)	(33,018)
Net value of property and equipment	146,750	120,285
Land	28,068	15,689
Total property, plant and equipment, net	$174,818	$135,974

Depreciation and amortization expense, inclusive of capital lease amortization, for the three and nine months ended September 30, 2016 amounted to $3,992 and $10,912, respectively, and $3,085 and $8,331 for the three and nine months ended September 30, 2015.

Note 6. Debt

As of September 30, 2016, the Company owed $202,590 under its various borrowing arrangements with several banks in Colombia, Panama, the United States and including obligations under various capital leases. The bank obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.7% to 22.9% and a weighted average of 8.6%. Certain obligations include covenants and events of default including requirements that the Company maintain a minimum debt to EBITDA ratio, a minimum debt service ratio, total debt to total assets ratio and sales growth ratios.

Tecnoglass’ wholly owned subsidiary, Tecno RE (“the Obligor”), obtained a $3,920 loan in December 2014 from TD Bank N.A (“the Bank”), for the acquisition of property and equipment from Glasswall LLC and for which ES Windows LLC., a Related Party, is guarantor. The obligation requires the Obligor to be in compliance with certain administrative and financial covenants. As of December 31, 2015, the “Minimum Debt Service Ratio” of 1.0:1.0 was not met but the Obligor obtained a waiver from the Bank through December 31, 2016 at which point the covenant will be tested again and the Obligor expects to be in compliance.

The Company’s debt is comprised of the following:

	September 30, 2016	December 31, 2015
Revolving lines of credit	$12,536	$4,640
Loans	164,326	107,692
Capital Lease	25,728	26,082

Obligations under borrowing arrangements	202,590	138,414
Less: Current portion of long-term debt and other current borrowings	62,401	16,921
Long-term debt	$140,189	$121,493

Maturities of long term debt and other current borrowings are as follows as of September 30, 2016:

2017	$62,401
2018	13,510
2019	16,571
2020	24,005
2021	29,718
Thereafter	56,385
Total	$202,590

The Company had $13,717, and $8,524 of property, plant and equipment pledged to secure $103,207 and $48,056 under various lines of credit as of September 30, 2016 and December 31, 2015, respectively. The Company also had $11,200 and $7,066 of inventories pledged as of September 30, 2016 and December 31, 2015, respectively, to secure the same amounts of debt.

On January 7, 2016, the Company entered into a $109.5 million, seven-year senior secured credit facility. Proceeds from the new facility were used to refinance $83.5 million of existing debt, with the remaining $26.0 million available to the Company for capital expenditures and working capital needs. Approximately $51.6 million of the new facility were used to refinance current borrowings into long term debt. The Company’s condensed consolidated balance sheets as of December 31, 2015 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date. The new facility features two tranches, including one tranche denominated in USD representing 71% of the facility and another tranche denominated in Colombian Pesos (COP) representing the remaining 29%. Borrowings under the facility will bear interest at a weighted average interest rate of 7% for the first year, and thereafter at a rate of LIBOR plus 5.25% and DTF (Colombian index) plus 5.00% for the respective USD and COP denominated tranches. The Senior Secured Facility includes financial covenants that are tested twice each year as of June 30 and December 31. The Company has been in compliance with these covenants and expects to continue to comply.

In February 2016, the Company entered into a Colombian Peso denominated credit facility for an equivalent amount of $25 million, and immediately placed it in a 180 day term cash deposit in U.S Dollars with the objective of hedging its monetary assets’ and liabilities’ foreign currency exposure risk. This credit facility was repaid in August 2016 with proceeds from aforementioned deposit, decreasing the investment account by $25 million and the local denominated debt by the peso amount equivalent to the monetized dollars at the date of repayment.

In October 2016, the Company obtained formal Board approval to issue unregistered bonds to qualified institutional buyers in reliance on Rule 144A and to persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended, for up to of $225 million which will refinance a substantial portion of all its existing debt and support general corporate purposes mainly related to supporting bonding requirements for new projects. The bonds will be senior unsecured and will have a maturity of up to seven years with a bullet structure and a coupon paid semi-annually. The bonds will not have been registered under the Securities Act of 1933, as amended, and management does not intend to register these bonds with the SEC in the future. The bonds may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Revolving Lines of Credit

The Company has approximately $1,353 available in two lines of credit under a revolving note arrangement as of September 30, 2016. The floating interest rates on the revolving notes are between DTF+4.2% and DTF+7.0%. DTF, the primary measure of interest rates in Colombia, was 7.13% and 5.2% as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, $12,536 and $4,640 were outstanding under these lines, respectively.

Capital lease obligations

The Company acquired assets under capital leases and debt during the nine months ended September 30, 2016 and 2015 for $19,249 and $44,624, respectively.

The future minimum lease payments under all capital leases at September 30, 2016 are as follows:

2017	3,089
2018	2,975
2019	3,489
2020	4,075
2021	4,418
Thereafter	7,682
Total	25,728

Note 7. Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia. Colombia’s Tax Statute was reformed in December 2014. A general corporate income Tax Rate applies at 25% and a CREE Tax based on taxable income applies at a rate of 9% to certain taxpayers including the Company. Prior to the reform, the CREE Tax would only apply up to tax years 2015. The reform made the CREE tax rate of 9% permanent and an additional CREE Surtax will apply for the years 2015 through 2018 at varying rates.

The following table summarizes income tax rates under the tax reform law:

	2015	2016	2017	2018	2019
Income Tax	25%	25%	25%	25%	25%
CREE Tax	9%	9%	9%	9%	9%
CREE Surtax	5%	6%	8%	9%	-
Total Tax on Income	39%	40%	42%	43%	34%

The components of income tax expense (benefit) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Current income tax
Foreign	$6,063	$8,728	$13,725	$17,985
Deferred income tax
Foreign	(28)	(204)	(232)	(1,058)
Total Provision for Income tax	$6,035	$8,524	$13,493	$16,927

Effective tax rate	-320%	129%	40%	289%

The Company’s effective tax rates for the periods ended September 30, 2016 and 2015 reflect the non-cash, non-deductible losses and non-taxable gains from changes in the fair values of the Company’s warrant and earnout shares liabilities in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Change in fair value of warrant liability	$(12,885)	$(10,148)	$(287)	$(21,461)
Change in fair value of earnout shares liability	(2,630)	(2,519)	4,404	(10,191)
Total non-cash, nontaxable effects of changes in fair value of liabilities	$(15,515)	$12,667	$4,117	$(31,652)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2016:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	4,963
Earnout shares liability	-	-	18,060
Interest Rate Swap Derivative Liability	-	18	-
Marketable Equity Securities	535	-	-

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015:

	Quotes Prices	Significant	Significant
	in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant Liability	-	-	31,213
Earnout shares liability	-	-	34,154
Interest Rate Swap Derivative Liability	-	42	-
Marketable Equity Securities	428	-	-

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

The following table summarizes the fair value and carrying amounts of our long term debt:

	September 30, 2016	December 31, 2015
Fair Value	$159,763	$138,347

Gross Carrying Value	142,584	121,493
Deferred financing expense	(2,394)	-
Net Carrying Value	$140,190	$121,493

Note 9. Segment and Geographic Information

The Company operates a single reportable segment business for product consisting of four geographical sales territories as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Colombia	$26,461	$17,591	$73,339	$56,842
United States	49,870	42,942	132,510	107,964
Panama	3,096	2,000	7,521	4,823
Other	598	359	5,071	3,359
Total Revenues	$80,025	$62,892	$218,441	$172,988

Note 10. Earnout Share Liability

The earnout shares liability is subject to re-measurement at each balance sheet date until the shares are released or until the expiration of the liability at December 31, 2016 under the governing agreement, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The earnout shares are expected to be released within ten business days from the date the Company files its Annual Report with the SEC.

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

Out of the 3,000,000 earnout shares initially placed in escrow, 500,000 shares were released in April 2015 upon achievement of the EBITDA target for the fiscal year ended December 31, 2014 and 1,000,000 shares were released in June 2016 upon achievement of the EBITDA target for the fiscal year ended December 31, 2015.

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance – December 31, 2015	$34,154
Fair value adjustment - three months ended March 31, 2016	(3,704)
Balance – March 31, 2016	30,450
Fair value adjustment of released earn out shares - three months ended June 30, 2016	(11,691)
Fair value adjustment of outstanding earn out shares - three months ended June 30, 2016	(3,330)
Balance – June 30, 2016	$15,429
Fair value adjustment of outstanding earn out shares - three months ended September 30, 2016	2,631
Balance – September 30, 2016	$18,060

The change in fair value of the earnout share liability was heavily impacted by the release of 1,000,000 shares, which reduced the number of earnout shares outstanding and the stock price which declined from $13.74 to $12.04 as of December 31, 2015 to September 30, 2016, respectively. As of September 30, 2016, the earnout share liability was recorded for the full amount of shares pending release as the EBITDA target for the year was already met for the period.

Note 11. Warrant Liability

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

The inputs to the model were as follows:

	September 30, 2016	December 31, 2015

Stock Price	$12.04	$13.74
Dividend Yield*	$0.125	$0.125
Risk-free rate	0.49%	0.65%
Expected Term	0.22	0.97
Expected Volatility	28.13%	37.69%

*A quarterly dividend of $0.125 per share commencing in the third quarter of 2016 was assumed.

The table below provides a reconciliation of the beginning and ending balances for the warrant liability measured using significant unobservable inputs (Level 3):

Balance – December 31, 2015	$31,213
Adjustment to fair value of warrants exercised cashlessly	(222)
Adjustment to fair value of unexercised warrants	(5,911)
Balance – March 31, 2016	25,080
Adjustment to fair value of warrants exercised cashlessly	(15)
Adjustment to fair value of unexercised warrants	(6,687)
Balance – June 30, 2016	18,378
Adjustment to fair value of warrants exercised cashlessly	(26,300)
Adjustment to fair value of unexercised warrants	12,885
Balance – September, 2016	$4,963

The main variable that affected the change in fair value of the warrant liability was the stock price which declined from $13.74 to $12.04 from December 31, 2015 to September 30, 2016, respectively.

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

On August 4, 2016, the Company commenced a warrant exchange offer, under which each Tecnoglass warrant holder had the opportunity to receive one Tecnoglass ordinary share in exchange for every 2.5 of the Company’s outstanding warrants tendered by the holder and exchanged pursuant to the offer. As of the expiration of the exchange offer period on September 8, 2016, 5,479,049 outstanding warrants, or approximately 82% of the outstanding warrants, were tendered. Those tenders were accepted by Tecnoglass, which issued 2,191,608 new ordinary shares on September 14, 2016. As a result, the warrant liability decreased by $26,300 and the additional paid in capital increased by the same amount.

Of 7,962,888 aggregate warrants exercised since the Merger in December 2013, warrant holders exercised 102,570 warrants for an equal number of shares on a cash basis, and 7,860,318 warrants for 3,211,277 ordinary shares on a cashless basis.

Note 12. Related Parties

The Company’s major related party entities are: ESWindows LLC (“ESW LLC”), a Florida limited liability company substantially owned by the Company’s Chief Executive Officer and Chief Operating Officer, Ventanas Solar S.A. (“VS”), an importer and installer based in Panama owned by related party family members, and Union Temporal ESW (“UT ESW”), a temporary contractual joint venture under Colombian law with Ventanar S. A. managed by related parties that expires at the end of its applicable contracts.

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Sales to ESW LLC	$11,599	$14,366	$35,913	$37,264
Sales to VS	2,554	1,229	6,500	3,828
Sales to other related parties	443	149	928	818
	14,596	15,744	43,341	41,910

Expenses
Fees paid to directors and officers	$418	$235	$1,254	$1,012
Payments to other related parties	647	385	2.080	1,250

	September 30, 2016	December 31, 2015
Current Assets
Due from ESW LLC	$19,814	$17,887
Due from VS	10,772	6,895
Due from other related parties	1,764	3,291
	$32,350	$28,073

Long term payment agreement from VS	$1,688	$2,536

Liabilities
Due to related parties	$1,780	$1,283

Due from other related parties as of September 30, 2016 includes $502 due from Daesmo, and $460 from Consorcio Ventanar ESW - Boca Grande, and $660 from A Construir SA. Also included within due from other related parties is a loan to Finsocial, a company that makes loans to public school system teachers with balances of $0 and $256 as of September 30, 2016 and December 31, 2015, respectively. Related party receivables continue to be paid as per the contractual agreements currently in place.

Payments to other related parties during the nine months ended September 30, 2016 include charitable contributions to the Company’s foundation for $1,044 and sales commissions for $933.

During 2015 and 2014, the Company and VS executed a short-term payment agreement and a three-year payment agreement that were mainly created to fund working capital to VS due the timing difference between the collections from VS’s customers. The interest rate of these payment agreements are Libor + 4.7% paid semiannually and Libor +6.5% paid monthly for the the three-year agreement and short-term agreement , respectively. In August 2016 the Company received full payment from VS on the short-term payment agreement.

In December 2014, ESW LLC, a related party, guaranteed a mortgage loan for $3,920 for the acquisition of real properties in Miami-Dade County, Florida by Tecno RE.

Analysis of Variable Interest Entities

The Company conducted an evaluation as a reporting entity of its involvement with certain significant related party business entities as of December 31, 2015 in order to determine whether these entities were variable interest entities requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated the purpose for which these entities were created and the nature of the risks in the entities as required by the guidance under ASC 810-10-25 - Consolidation and related Subsections.

From all the entities analyzed, only two entities, ESW LLC and VS, resulted in having variable interests. However, as of the date of the initial evaluation, the Company concluded that both entities are not deemed VIEs and as such these entities should not be consolidated within the Company’s condensed consolidated financial statements.

Note 13. Note Payable to Shareholder and Dividends Payable

From September 5, 2013 to November 7, 2013, A. Lorne Weil, the Company’s non-executive Chairman of the Board, loaned the Company $150 of which $70 was paid at closing of the Merger and $79 remained unpaid as of September 30, 2016 and December 31, 2015.

On August 4, 2016, the Company’s Board of Directors authorized the payment of regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis. The first quarterly dividend will be paid on November 1, 2016. The dividend will be paid in cash or ordinary shares, chosen at the option of holders of ordinary shares during an election period that began on September 23, 2016 and lasted until October 14, 2016. The value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares was the average of the closing price of the Company’s ordinary shares on NASDAQ during the three-day period from October 12, 2016 through October 14, 2016. Those holders that did not provide a choice during the election period, were paid out in cash. Energy Holding Corporation, the majority shareholder of the Company, has irrevocably elected to receive such dividend and the next three quarterly dividend payments in ordinary shares, as opposed to cash As a result, the Company has a dividend payable amounting to $4,857 as of September 30, 2016.

The company analyzed the accounting guidance under ASC 505 and determined that this guidance is not applicable since the dividend are shares of the same class in which each shareholder is given an election to receive cash or shares. As such, the company analyzed the dividend under ASC 480 — Distinguishing Liabilities from Equity and concluded that the dividend should be accounted for as a liability since the dividend is a fixed monetary amount known at inception. A reclassification from dividend payable to additional paid-in capital was done for the stocks dividend elections that shareholders have already made.

Note 14. Commitments and Contingencies

Guarantees

Guarantees on behalf of, or from related parties are disclosed in Note 12 - Related Parties.

Legal Matters

On March 2, 2016 ES filed a lawsuit against Bagatelos Architectural Glass Systems, Inc (“Bagatelos”) in Colombia. In addition, we also filed a lawsuit against Bagatelos in the State of California for breach of contract. In order to lift the lien declared by the Court in California, Bagatelos submitted a bond for $2.0 million in favor of ES and subject to the court’s ruling. This bond is a “mechanics lien surety bond” which guarantees ES, who had placed a lien on the property, payment that is still due with interest and cost should the company wins the case. The Parties have begun discovery and mediation has been scheduled for January 11, 2017. Bagatelos as defendant presented a cross complaint on September 23rd, 2016 seeking damages. Although we already received a payment order from the Colombian judge, the Company continues to pursue its rights, remedies and defenses in the U.S. We received on October 11, 2016 a case update from our U.S. counsel stating that due to ES’ favorable terms and conditions and the fact that Bagatelos has overstated their claim and ignored their contractual duties and it is probable that the Company will be able to recover the outstanding amount of $2,021.

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

Note 15. Subsequent Events

On November 1, 2016, the Company will pay $789 and issue 275,049 shares for the first quarterly dividend to shareholders of record at the close of business on September 23, 2016.

In October 2016, the Company obtained formal Board approval to issue unregistered bonds to qualified institutional buyers in reliance on Rule 144A and to persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended, for up to of $225 million which will refinance a substantial portion of all its existing debt and support general corporate purposes mainly related to supporting bonding requirements for new projects. The bonds will be senior unsecured and will have a maturity of up to seven years with a bullet structure and a coupon paid semi-annually. The bonds have not been registered under the Securities Act of 1933, as amended, and management does not intend to register these bonds with the SEC in the future. The bonds may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

As part of our continued strategy to vertically integrate our operations, we intend to directly or indirectly acquire 100% of the equity of ESW LLC, a Florida-based related party company that acts as one of ES’s importers and distributors in the U.S. Although no binding agreement has been entered into as of the date of this filing, we expect the transaction to be completed prior to December 31, 2016 for a purchase price of approximately $14.5 million. This transaction is not considered a significant acquisition as defined per Rule 1-02 (W) of Regulation S-X, and will be accounted for as a common control acquisition under ASC 805. This calls for financial information as of December 31, 2015 to be retrospectively adjusted to furnish comparative information indicating that financial data of previously separate entities are combined. ESW LLC’s unaudited financial statements shows total net assets of $4.8 million and $3.9 million as of December 31, 2015 and September 30, 2016, respectively, and net income of $1.9 million and $358 thousands for the twelve months ended December 31, 2015 and the nine months ended September 30, 2016, respectively.

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

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to more than 900 customers in North, Central and South America, and exports more than half of its production to foreign countries.

In Panama, ES sells products primarily to companies participating in large construction projects in the higher income areas of the city. For example, ES products were supplied in the construction of the tallest building in Central and South America, The Point, as well as in the construction of the most modern hotels in the region such as Megapolis. ES products were supplied in the Soho Plaza, a complex of a shopping mall and two skyscrapers.

TG sells to its customers using several sales teams based out of Colombia to specifically target regional markets in South, Central and North America. In addition, TG has approximately ten free-lance sales representatives based in North America.

ES sells its products through four sales teams based out of Colombia, , Panama and the US. The Colombia sales team is the largest sales group and has deep contacts throughout the construction industry, and markets ES’s products and installation services. Sales forces in Panama and the US are not through subsidiaries but arms-length agreements with sales representatives.

As part of our continued strategy to vertically integrate our operations, we intend to directly or indirectly acquire 100% of the equity of ESW LLC, a Florida-based company that acts as one of ES’s importers and distributors in the U.S.  We expect the transaction to be completed prior to December 31, 2016 for a purchase price of approximately $14.5 million. This transaction is not considered a significant acquisition as defined per Rule 1-02 (W) of Regulation S-X.

Liquidity

As of September 30, 2016 and December 31, 2015, the Company had cash and cash equivalents of approximately $18.1 million and $18.5 million, respectively. The Company’s primary sources of liquidity to support its working capital needs and short term capital expenditures will be its readily available cash balance and its available lines of credit with financial institutions.

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

On August 4, 2016, the Company's Board of Directors authorized the payment of regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis. The first quarterly dividend will be paid on November 1, 2016, to shareholders of record at the close of business on September 23, 2016. The dividend was payable in cash or ordinary shares, to be chosen at the option of holders of ordinary shares during an election period that began on September 23, 2016 and ended on October 14, 2016. The value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares was the average of the closing price of the Company's ordinary shares on NASDAQ during the three day period from October 12, 2016 through October 14, 2016. Those holders that did not provide a choice during this election period, the dividend for this first election period were paid out in cash. Energy Holding Corporation, the majority shareholder of the Company, has irrevocably elected to receive such dividend and the next three quarterly dividend payments in ordinary shares, as opposed to cash. As a result, the Company has a dividend payable amounting to $4,857 as of September 30, 2016.

In October 2016, the Company obtained formal Board approval to issue unregistered bonds to qualified institutional buyers in reliance on Rule 144A and to persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended, for up to of $225 million which will refinance a substantial portion of all its existing debt and support general corporate purposes mainly related to supporting bonding requirements for new projects. The bonds will not have been registered under the Securities Act of 1933, as amended and management does not intend to register these bonds with the SEC in the future. The bonds may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Capital Resources

New investments

During the nine months ended in September 30, 2016, the Company made capital expenditures of approximately $35.1 million, of which $15.9 million were paid for in cash and $19.2 million were acquired with capital lease and debt. This includes the construction of new warehouses, improvements to the plant and office buildings for approximately $5.5 million in and approximately $19.1 million in several pieces of machinery and equipment and $9.7 million for a lot of land adjacent to the Company’s current facilities, and other smaller fixed assets.

The Company expects that current installed capacity will be enough to service our backlog and expected sales through the year 2018. Capital expenditures in the near future are expected to be limited to maintaining installed capacity.

Results of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating Revenues	$80,025	$62,892	$218,441	$172,988
Cost of sales	50,407	39,186	139,149	109,798
Gross profit	29,618	23,706	79,292	63,190
Operating expenses	(14,284)	(12,890)	(39,997)	(35,064)

Operating income	15,334	10,816	39,295	28,126
Non-operating income (loss), net	3,064	10,744	2,332	15,886
Interest Expense	(4,771)	(2,307)	(12,137)	(6,509)
Change in fair value of earnout shares liability	(2,630)	(2,519)	4,404	(10,191)
Change in fair value of warrant liability	(12,885)	(10,148)	(287)	(21,461)
Income tax provision	(6,035)	(8,524)	(13,493)	(16,927)
Net income (loss)	$(7,923)	$(1,938)	$20,114	$(11,076)

Comparison of quarterly periods ended September 30, 2016 and September 30, 2015

Revenues

The Company’s net operating revenues increased $17.1 million or 27% from $62.9 million to $80.0 million for the quarterly period ended September 30, 2016 compared with the quarterly period ended September 30, 2015.

Sales in the U.S. market for the quarterly period ended September 30, 2016 increased $6.9 million or 16% compared to the quarterly period ended September 30, 2015. The Company’s sales in the American market continue to grow primarily in the South Florida region, where the Company has historically had a strong presence as a supplier of windows and doors for high-rise buildings. Sales in the Colombian market increased $8.8 million, or 50%, partly because of several large projects, including the latest phase of the Bogotá airport, that individually add important amounts to the sales growth compared to projects with smaller individual contributions to sales during the same period of 2015. Sales to Panama increased $1.1 million or 55% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as projects the Company partakes in in the country are being executed.

Margins

Sales margins calculated by dividing the gross profit by operating revenues remained relatively stable, decreasing slightly from 37.7% to 37.0% in the quarterly periods ended September 30, 2015 and 2016, respectively due to stable raw material margins and a growth in overhead proportional with the increase in sales.

Expenses

Operating expenses increased 11% from $12.9 million to $14.3 million, for the quarterly period ended September 30, 2016 when compared to the quarterly period ended September 30, 2015. The increase was primarily the result of a $0.8 million increase in shipping expenses associated with incremental business in more distant markets within the United States that require more land transportation to reach its final destination. The Company’ personnel expenses have also increased by $0.8 million.

Warrants Liability

A non-cash, non-operating loss of $12.9 million arose as an effect of $26.5 million credited to Additional paid in capital related to the exercise of warrants offset by a decrease in the fair value of the warrant liability in the three months ended September 30, 2016. On August 4, 2016, the Company commenced a warrant exchange offer, under which each Tecnoglass warrant holder had the opportunity to receive one Tecnoglass ordinary share in exchange for every 2.5 of the Company’s outstanding warrants tendered by the holder and exchanged pursuant to the offer. As of the expiration of the exchange offer period on September 8, 2016, 5,479,049 outstanding warrants, or approximately 82% of the outstanding warrants, were tendered. Those tenders were accepted by the Company, which issued 2,191,608 new ordinary shares on September 14, 2016.  The fair value of the warrant liability as of September 30, 2016 amounted to approximately $5.0 million which represents 1% of total assets, comparable to a fair value of approximately $18.4 million, or 5% of total assets as of June 30, 2016. The fair value of the warrant liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands.

Earnout Shares Liability

A non-cash, non-operating loss of $2.6 million arose from the increase in the fair value of the earnout shares liability in the three months ended September 30, 2016, as the liability amounted to $18.4 million, or 4% of total assets, relative to its fair value at June 30, 2015, which amounted to $34.2 million, or 11% of total assets. The fair value of the earnout shares liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands.

Non-operating Income (Loss)

During the three months ended September 30, 2016, the Company reported net non-operating gain of $3.1 million comprised of income from rental properties, gain on sale of scrap materials and a net gain of $2.4 million in foreign currency transactions, compared with net non-operating income of $10.8 million during the same period of 2015, which included a net gain of $8.2 million due to foreign currency exchange.

As a result of the foregoing, the Company recorded a net loss for the three months ended September 30, 2016 of $7.9 million compared to net loss of $1.9 million in the three months ended September 30, 2015.

Results of operations for the nine months ended September 30, 2016 and 2015

Revenues

The Company’s net operating revenues increased $45.5 million or 26% from $173.0 million to $218.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Sales in the U.S. market for the nine months ended September 30, 2016 increased $24.5 million or 23% compared to the nine months ended September 30, 2015. The Company’s sales in the American market continue to grow in the South Florida region, where the Company has historically had a stronger presence as a supplier of windows and doors for high-rise buildings, and in other markets including the northeast and other southern states. Sales in the Colombian market increased $16.5 million, or 29%, from $56.8 million to $73.4 million, partly because of several large projects, including the latest phase of the Bogotá airport, that individually add important amounts to the sales growth compared to projects with smaller individual contributions to sales during the same period of 2015. Sales to Panama increased $2.6 million, or 56% for the nine months ended September 30, 2016 compared to the same period of 2015 as projects the Company partakes in in the country are being executed.

Margins

Sales margins calculated by dividing the gross profit by operating revenues remained relatively stable, decreasing slightly from 36.5% to 36.3% in the nine months ended September 30, 2016 and 2015. We believe this is the result of a combination increases in cost of labor of $4.2 million, or 19%, as well as a $3.5 million or 56% increase in depreciation and amortization expense due to recently acquired assets primarily related to the soft coating plant that are not yet operating at full capacity offset by improvements in raw material efficiencies.

Expenses

Operating Expenses increased 14% from $35.1 million to $40.0, in the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. The increase was primarily associated with a $2.7 million increase, or 33% in shipping expenses as sales to distant markets increase, increases related to personnel expenses of $1.7 million, and smaller increases in professional fees, a Colombian tax on financial transactions and bank charges and commission expenses that were partially offset by a decreases in receivable write-offs and amortization expense, which decreased $0.9 million due to some of the Company’s NOAs being fully amortized.

Warrants Liability

A non-cash, loss of $0.3 million arose as an effect of $26,3 million credited to Additional paid in capital in the shareholders’ equity related to the exercise of warrants offset by a decrease in the fair value of the warrant liability in the nine months ended September 30, 2016 offset by. On August 4, 2016, the Company commenced a warrant exchange offer, under which each of Tecnoglass’ warrant holders had the opportunity to receive one Tecnoglass ordinary share in exchange for every 2.5 of the Company’s outstanding warrants tendered by the holder and exchanged pursuant to the offer. As of the expiration of the exchange offer period on September 8, 2016, 5,479,049 outstanding warrants, or approximately 82% of the outstanding warrants, were tendered. Those tenders were accepted by Tecnoglass, which issued 2,191,608 shares on September 14, 2016. The fair value of the warrant liability as of September 30, 2016 amounted to $5.0 million which represents 1% of total assets, comparable to a fair value of $31.2 million, or 10% of total assets as of December 31, 2015. The fair value of the warrants liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands.

Earnout Shares Liability

A non-cash, non-operating gain of $4.4 million arose from the increase in the fair value of the earnout shares liability in the nine months ended September 30, 2016, as the liability amounted to approximately $18.1 million, or 4% of total assets, relative to its fair value at December 31, 2015, which amounted to $34.2 million, or 11% of total assets. The fair value of the earnout shares liability changes in response to market factors not directly controlled by the Company such as the market price of the Company’s shares and the volatility index of comparable companies. There are no income tax effects as the Company is registered in the Cayman Islands.

Non-operating Income (Loss)

During the nine months ended September 30, 2016 the Company reported net non-operating income of $2.3 million comprised mostly of income from rental properties, gain on sale of scrap materials, interest income for $2.2 million and a net gain of $0.2 million in foreign currency transactions, compared with net non-operating income of $15.9 million during the same period of 2015, primarily comprised of net foreign currency transaction gains of $11.5 million.

As a result of the foregoing, the Company recorded a net income for the nine months ended September 30, 2016 of $20.1 million compared to a net loss of $11.1 million in the nine months ended September 30, 2015.

Cash Flow from Operations, Investing and Financing Activities

During the nine months ended September 30, 2016 and 2015, $14.1 million and $10.2 million were used and provided by operating activities, respectively. The principal use of cash was an increase in trade accounts receivable which totaled $25.6 million in the nine months ended September 30, 2016 due to incremental credit terms extended to our main client in Florida, and higher demand from our related parties. On a nominal basis, such receivables increased $32.1 million, including a $6.5 million effect of foreign currency translation, going from $52.5 million as of December 31, 2015 to $84.6 million as of September 30, 2016. Similarly, during the nine months ended September 30, 2015, the Company had a use of $18.4 million use of cash derived from an increase in accounts receivable associated with the revenue growth during the year.

Cash used from operating activities in the change in trade accounts receivable increased from $18,.4 million to $25.6 million for the nine months ended September 31, 2015 and 2016, respectively. This represents an increase of 38.9% which is commensurate with the 33.6% increase in operating revenues to external customers (going from of $131.1 million to $175.1 million). Other factors influencing the cash flow uses as it related to the Company’s account receivables are related to the type of more sophisticated, long-lead projects in which the Company is currently bidding. These projects typically have a longer cash cycle as distributors also have to collect from end-users, and for that, certain performance conditions must always be met. Secondly, the Company´s strategy continues to be to further penetrate additional, more distant markets within the United States, which also may contribute to longer collection cycles. Albeit these factors, the Company doesn’t foresee a deterioration in its ability to collect from its direct or indirect clients (as evidenced by its relatively stable days sales outstanding relation without accounting for foreign currency translation) and is rather focusing on ways to improve collection times with some of its most representative clients, including related parties.

Also, a principal use of cash was purchase of inventories which amounted to $9.7 million during the nine months ended September 30, 2016 and $21.1 million during the same period of 2015 as the Company builds up inventories of raw materials, commensurate with current and expected future sales. This was partially offset by cash generated by trade accounts payables which amounted to $6.7 million during the nine months ended September 30, 2016, compared with $20.6 million during the same period of 2015. Customer advances on uncompleted contracts, mainly comprised of ES long term projects, resulted in a use of $2.0 million during the nine months ended September 30, 2016 compared with $5.3 million provided during the same period of the previous year as numerous projects reached stages closer to completion in which the advances applied.

During the nine months ended September 30, 2016, cash used in investing activities decreased to $16.7 million compared with $19.2 million during the same period of 2015 primarily as a $2.4 million reduction in the acquisition of property, plant and equipment paid for with cash, while total acquisitions of property, and equipment, including property acquired through debt and capital leases also decreased $25.4 million between the nine months ended September 30, 2016 and September 30, 2015. During the nine months ended in September 30, 2016, and in addition to the cash capital expenditures of $15.8 million during the period the Company made capital expenditures for $19.2 million that were primarily financed with bank loans and capital leases.

Cash provided by financing activities increased from $7.1 million during the nine months ended September 30, 2015 to $29.7 million during the nine months ended September 30, 2016, primarily due to increases in proceeds from debt. As can be seen in the statement of cash flows, the Company has used the proceeds of the debt increase to support its rapid expansion and the related capital expenditures and working capital needs

	Nine months ended September 30,
	2016	2015
Cash Flow from Operating Activities	$(14,084)	$10,242
Cash Flow from Investing Activities	(16,713)	(19,153)
Cash Flow from Financing Activities	29,665	7,147
Effect of exchange rates on cash and cash equivalents	761	2,705
Cash Balance - Beginning of Period	18,496	15,930
Cash Balance - End of Period	$18,125	$16,871

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of Tecnoglass, Inc.´s “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were not effective as of September 30, 2016. Notwithstanding the material weaknesses in our internal control over financial reporting, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Remediation Plan for Material Weaknesses

During the first nine months of 2016, we have been executing our remediation plan, as designed, to strengthen our internal control system regarding the material weaknesses in Entity Level Controls, Financial Closing and Reporting and Information Technology General Controls. During the third quarter of 2016, we continued executing our remediation plan, and performed the design testing of internal controls relevant for external financial reporting. During the fourth quarter of the year, we will be testing the operating effectiveness of such controls.

Changes in Internal Control Over Financial Reporting

For the quarter ended September 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 31, 2016

