Form 10-K
period 2016-12-31
Tecnoglass Inc.
filed 2017-03-10
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ] No [X]

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

[X]

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

Yes [  ] No [X]

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $66,151,398 based on its last reported sales price of $11.31 on the NASDAQ Capital Market.

As of December 31, 2016, there were 33,172,144 ordinary shares, $0.0001 par value per share, outstanding.

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

Unless the context otherwise requires:

●	references to the “Company” , “TGI” and to “we, “ “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;

●	references to “Tecnoglass Holding” are to Tecno Corporation;

●	references to “Tecnoglass” and “TG” are to Tecnoglass S.A.;

●	references to “ES” are to C.I. Energía Solar S.A. E.S. Windows;

●	references to “ESW” are to ES Windows LLC, our indirect wholly-owned subsidiary, based in Florida. We recently acquired ESW, which was formerly a related party of ours.

●	References to “VS” are to Ventana Solar S.A., a Panama-based company with which we have a strategic commercial relationship

●	references to “Tecno LLC” are to Tecnoglass LLC;

●	references to “Tecno RE” are to Tecno RE LLC; and

●	references to “GM&P” are to Giovanni Monti and Partners Consulting and Glazing Contractors.

PART I

Item 1.	Business.

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

In December 2016, as part of our strategy to vertically integrate our operations, we acquired 100% of the stock of ESW LLC, 85.06% of which was acquired directly by the Company and 14.94% by our subsidiary ES, for a total purchase price of $13.5 million, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9.2 million based on a stock price of $12.50, (ii) approximately $2.3 million in cash, and (iii) approximately $2.0 million related to the assignment of certain accounts receivable.

As the Acquisition of ESW LLC was deemed to be a transaction between entities under common control, the assets and liabilities were transferred at the historical cost of ESW LLC, with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period they were controlled by the previous owners of ESW LLC in the Company’s financial statements. The following information includes the financial information as originally reported and as adjusted.

	December 31, 2015
	Prior to acquisition	Effect of Acquisition	After acquisition

Total Assets	$316,199	$5,212	$321,411
Total Sales	$238,833	$3,406	$242,239

Net income (loss)	$(12,765)	$1,745	$(11,020)
Basic income per share	$(0.50)	$0.09	$(0.42)
Diluted income per share	$(0.50)	$0.09	$(0.42)
Basic weighted average common shares outstanding	25,720,469	734,400	26,454,469
Diluted weighted average common shares outstanding	25,720,469	734,400	26,454,469

The number of basic and diluted weighted average common shares outstanding prior to the acquisition of ESW LLC includes 272,905 shares issued after the financial statements for the year ended December 31, 2015 were issued related to a stock dividend in November 2016.

The following table includes a reconciliation of the financial information for the year ended December 31, 2016 as being reported, the net effect of the ESW acquisition after elimination of intercompany transactions, and the financial information that would have been, had the Company not acquired ESW LLC:

	December 31, 2016
	Without acquisition	Net effect of acquisition	Considering acquisition

Total Assets	$392,527	$2,203	$394,730
Total Sales	$299,972	$5,044	$305,016

Net income (loss)	$23,277	$(97)	$23,180
Basic income per share	$0.82	$(0.03)	$0.79
Diluted income per share	$0.79	$(0.02)	$0.77
Basic weighted average common shares outstanding	28,497,054	734,400	29,231,054
Diluted weighted average common shares outstanding	29,519,068	734,400	30,253,068

Our Business

General

We are a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 2.7 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific.

We sell our products to more than 900 customers in North, Central and South America. The United States accounted for approximately 62% and 59% of our combined revenues in 2016 and 2015, respectively, while Colombia accounted for approximately 32% and 34%, and Panama for approximately 3% and 3% of our combined revenues in those years, respectively. Our tailored, high-end products are found on some of the world’s most distinctive properties, including the 50 UN Plaza (New York), UB Law (Baltimore) Fordham University Law School (New York), Soho Mall (Panama), Brickell City Centre (Miami), Wesleyan (Houston) and the El Dorado Airport (Bogota).

The Company is a leading manufacturer of a variety of glass products installed primarily in commercial and residential buildings, including tempered safety, double thermo-acoustic and laminated glass. Tecnoglass products are installed in hotels, residential buildings, commercial and corporate centers, universities, airports and hospitals in a variety of applications such as floating facades, curtain walls, windows, doors, handrails, interior and bathroom spatial dividers. In 2015 Tecnoglass established its Solartec plant, to produce low emissivity glass with high thermal insulation specifications using soft coat technology.

Tecnoglass also produces aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacture of windows. In 2007, Tecnoglass established its Alutions plant in Barranquilla, Colombia for extrusion, smelting, painting and anodizing processes, and for exporting, importing and marketing aluminum products. The Alutions plant contributes all of the raw materials needed for production of Tecnoglass aluminum products.

Glass Magazine ranked Tecnoglass as the second largest glass fabricator serving the U.S. market in 2016. We believe that it is the leading glass transformation company in Colombia, capturing 40% of the market share in the country by sales and volume.

The Company is also a leader in the production of high-end windows, with more than 33 years of experience in the glass and aluminum structure assembly market in Colombia. The Company designs, manufactures, markets and installs architectural systems for high, medium and low rise construction, glass and aluminum windows and doors, office dividers and interiors, floating facades and commercial display windows.

The Company has an important and dominant presence in the Florida market, which has historically represented (and continues to represent) a substantial portion of our total sales and backlog. The Company grew in the Florida market not only through sustained organic growth, but also through the asset acquisitions of Glasswall LLC and RC Aluminum, both in 2014, and the recent acquisition of ESW (formerly a related party), which would reinforce our vertical integration strategy and expansion strategy into U.S. markets. ES has expanded its U.S. sales outside of the Florida market for windows, and into the high-tech market for curtain walls, a product that is in high demand and we believe represents a new trend in architecture, and floating façades. For example, it has been used in El Dorado Airport (Bogotá), University of Baltimore Law School (Baltimore) and Via 57 West (New York). Due to the sophistication of these new products, we believe that we can generate higher margins through the sale of curtain walls as compared to traditional window frames or floor-to-ceiling windows. Curtain walls produced by the Company are composed of high performance materials produced by Alutions, our aluminum smelting plant, and our glass treatment plant.

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

In Panama, ES sells products primarily to companies participating in large construction projects in the exclusive areas of Panama City. For example, ES products were supplied in the construction of the tallest building in Central and South America, The Point, as well as in the construction of other modern hotels in the region, such as Megapolis, and in the development of the Soho Plaza, a complex consisting of a shopping mall and two skyscrapers.

As part of our strategy to vertically integrate our operations, on December 2, 2016 we acquired 100% of the stock of ESW LLC, for a total purchase price of $13.5 million. Since 2004, we have a strategic commercial relationship with ESW LLC, a Florida-based company partially owned by Christian T. Daes and José M. Daes, who are also our executive officers and directors, up onto recent acquisition. ESW LLC acts as one of ES’s importers and distributors in the U.S. and is a member of the American Architectural Manufacturers Association, a technical information center for the architecture industry with highest standards. ESW LLC sends project specifications and orders from its clients to ES, and in turn, receives pricing quotes from ES which are conveyed to the client.

As a subsequent event, on March 1, 2017, the Company entered into and consummated a purchase agreement with Giovanni Monti, the owner of 100% of the outstanding shares of GM&P. GM&P is a consulting and glazing contracting company located in Miami, Florida with over 15 years of experience in the design and installation of various building enclosure systems such as curtain window walls and a long-standing commercial relationship with the Company, working alongside it in different projects within the U.S, by providing engineering and installation services to those projects. The Company acquired all of the shares of GM&P for a purchase price of $35 million, of which the Company will pay $6 million of the purchase price in cash within the 60 days following the closing date and the remaining $29 million of the purchase price to be payable on or before September 1, 2017 in cash, our ordinary shares or a combination of both, at our sole option.

Competitive Strengths

Vertical Integration

We believe we are unique in vertically integrating the purchase of raw materials, the manufacture of glass and aluminum products and the subsequent production and distribution of customized glass and windows for architectural and industrial settings. By vertically integrating these functions, we are able to price our products competitively while maintaining strict quality control measures to guarantee the high quality of our products. Additionally, we benefit from significant advantages in efficiency and time-to-market for new or customized products. This vertically integrated model provides attractive margins with significant operating leverage.

Ideally situated, with easy access to cost-efficient transport hubs

Our principal manufacturing facilities are located in Barranquilla, Colombia, which is strategically located near three of the country’s major ports: Barranquilla, Cartagena and Santa Marta. These ports, which are no more than two hours’ drive from each other, provide us with maritime access to all major markets globally. The Barranquilla port is just 16 kilometers away from our production facilities, and shipping to Miami’s main port is a three-day journey, six days to New York and 11 days to Los Angeles (through the Panama Canal). Our location provides a significant competitive advantage in light of the relatively low cost of shipping our products from Barranquilla to the U.S. (particularly Florida) as compared to our main competitors located elsewhere, even including our competitors located in Midwest U.S. In addition to very positive impact on cost structure, our strategic location allows us to be more responsive to our customers’ requirements.

High Barriers to Entry

Entry into many of the markets that we serve is limited due to the technical certifications required on high specification building projects such as IGCC, IqNet Icontec 14001 and ISO9001. Our success in those markets is due in large part to our ability to produce sophisticated products, the breadth of our product offering and our reputation for delivering high quality, made-to-order architectural glass on time. These factors are required to compete successfully for multimillion dollar projects typical of our business. Given the vertically-integrated nature of our operations, including the aluminum extrusion products provided by TG, there is a more limited set of competitors and entry into these markets. In addition, the equipment needed to operate in the glass and window industry is expensive, requiring a significant upfront capital investment. In addition, our ES Windows University provides training to our employees ensuring a dedicated and loyal work force, giving us an advantage that potential competitors lack, as they may not be able to bear the cost of providing similar training or retaining similarly trained employees.

Innovation

We have made significant investments in machinery and equipment in order to deploy the latest technology in our production lines. We have state-of-the-art glass making equipment, glass laminating lines and high-volume insulating equipment, which allow for a more precise and high quality manufacturing less raw material waste and the chance of developing new products. Being able to employ state-of-the-art technology is a competitive differentiator that (i) allows us to produce higher-quality products creating a competitive pricing advantage that can translate into higher margins, (ii) allows for less material waste and a more energy efficient process, and (iii) enables the manufacturing of a broader array of products.

●	During the last two years, we acquired three aluminum extrusion presses that together added more than 1,000 tons of production capacity per month, along with related aluminum paint line and a new foundry, which investments totaled $80.2 million in 2015 and $42.5 million in the year ended December 31, 2016.

●	In August 2014, we entered into a contract to purchase equipment to produce soft coated low emissivity glass as part of our improvement plan, which started production in the last quarter of 2015 and was in production throughout 2016.

●	We purchased two glass-laminating and tempering furnaces that use state-of the-art technologies to produce tempered glass with no distortion using air cushion technology (TecnoAir) and to produce curved glass in a broad range of easily modifiable curvatures (TecnoBend). TecnoAir technology glass sheets “float” on air pressing systems rather than running on metallic rolls. TecnoBend has a flexible mold that permits different curved shapes to be employed in architectural structures.

●	For certain of our products, we offer DuPont Sentryglass®, laminated glass interlayers recognized as industry-leading laminated glass solutions with five times the resistance strength of competing materials.

●	We also use a laminator and jumbo tempering oven capable of producing extra-large slabs of laminated glass, which are sought after in the high-end window market. For example, our extra-large glass slabs have been recently used in El Dorado Airport (Bogotá).

These investments in machinery and equipment, together with our highly trained labor force, allow us to offer state-of-the-art custom designed products that are tailored to meet customer demands.

Competitive cost structure

We provide high quality products to our customers at competitive prices primarily as a result of the efficiencies we achieve through vertical integration and comparatively low labor costs. Our ES Windows University provides training to our employees ensuring a dedicated and loyal work force that works efficiently and also is less susceptible to workplace injuries. These competitive advantages give us greater flexibility in pricing without adversely affecting our profit margins and allow our products to be competitive in a variety of markets.

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

Management Experience

José Daes, our chief executive officer, and Christian Daes, our chief operating officer, have more than 30 years of industry experience, respectively. In addition, our executive management teams have worked together for many years at our operating subsidiaries. This long tenure in the industry, and as a team, has enabled our management to build significant relationships with both clients and field level management. We believe that these relationships, coupled with management’s strong technical expertise, create a significant competitive advantage.

Strong relationship with local communities

For several decades, we have had committed resources to improving the quality of life of our employees and the local communities surrounding our plants. As a result of these initiatives, we have developed close and cooperative relationships with local communities in Colombia, which are supported by several social responsibility initiatives we have undertaken. We view our employees as key to our historical and future success and therefore have focused initiatives of our non-for-profit, Fundación Tecnoglass, on offering our employees and their families the resources to purchase or improve their homes through the Programa de Mejora de Vivienda. Additionally, our foundation offers educational stipends for higher education pursuits. During 2016, 60 families were benefited from our Programa de Mejora de Vivienda, and currently we are sponsoring 128 employees and their children through our scholarship program, Programa de Becas. Fundación Tecnoglass also supports a school for primary and secondary education in the La Paz neighborhood in Barranquilla, Colombia, and, in collaboration with Fundación Pacific Rubiales, Fundación Colombia Somos Todos and soccer star James Rodriguez, we support children in vulnerable neighborhoods to thrive through sports, with around 400 children participating to date, among several other social welfare programs designed to lend support to the most vulnerable citizens in Barranquilla and its surrounding communities. All of these initiatives have allowed us to maintain an excellent relationship with our employees, in which we have been able to maintain a labor union free environment since our incorporation.

Strategy

We have identified the following items that we believe are important in advancing our business:

Development of additional high-value products supported by continued investments in equipment and state-of-the-art technology.

We have a track record of developing new products and will continue to focus on capitalizing on new product opportunities in the future. We constantly identify shifting global trends and growing marketplace needs, and design proposals to meet those needs. For instance, with the installation of our new soft coating facility, we are now able to manufacture low emissivity glass that is energy efficient and will allow us to service a growing market that demands “green” initiatives. We will seek to leverage our existing platform of cutting-edge production facilities to adapt our products to evolving demands for structural architectural glass in our current markets and evaluate opportunities to enter new markets. We expect our reputation and proven track-record of innovation will position us well to take advantage of these opportunities.

We made investments of an aggregate of $136.8 million from 2014 to 2015, and $42.5 million during the year ended December 31, 2016, including:

●	state-of-the-art glass-making equipment;

●	the installation of new laminating lines;

●	high-volume insulating equipment;

●	a new aluminum extrusion press with the capacity for an additional one thousand tons per month;

●	a new paint line with the capacity to treat one million pounds of aluminum per month; and

●	a new aluminum foundry.

Additionally, we are in the process of implementing new technologies to produce tempered glass that offers notably more transparency with significantly less distortion than industry standard using air cushion technology, as well as new technology used to produce curved glass in a broad range of easily modifiable curvatures. Additionally, in 2014 we started producing architectural systems that integrate LED lighting allowing the façade of the building to display different colors and patterns. We further intend to explore expanding our operation to provide value-added glass products such as our soft-coated low-emissivity window panes that minimize the effect of solar heat.

We believe these innovative products will provide us with a competitive edge. The continued development of new products with the corresponding investments in technology, allows us to support our track-record of innovation and allow for continued customer demand by fulfilling ever-changing needs.

Manufacture the highest quality products in the market through a rigorous quality assurance program

Our plants are organized internally by processes, each of which is independently and continually supervised by the Quality Assurance department. The Quality Assurance department maintains rigorous oversight over energy, water, recyclable waste and process optimization indicators, in order to produce high quality sustainable products. Our quality assurance control system has established the measures and indicators necessary for the inspections implemented over the reception of materials, production process and final products. Additionally, between 5% and 10% of our production, randomly chosen, is sent to our laboratories to verify compliance with a variety of quality standards, such as water leaks, functionality, manufacturing and accessories, through tests undertaken according to ASTM and AAMA rules. We have implemented these measures in order to reach an effective control in detecting potential issues and to take the specific actions to mitigate their occurrence. By providing the highest quality products and ensuring they meet the highest standards of quality, we seek to ensure customer satisfaction and loyalty.

Continued vertical integration provides margin enhancement

We benefit from having our key operating companies and processes operating together at a combined facility, providing advantages in meeting customer and market needs, controlling supply chain issues and managing operating costs. By continuing to operate as a vertically integrated company, we seek to further enhance productivity, create cost efficiencies and increase operating margins. In recent developments, we strive to further vertically integrate the operations of the Company through the acquisition of ESW LLC, an importer and distributor of Company products in the U.S in December 2016. Furthermore, on March 1, 2017, the Company acquired GM&P, a South Florida glazing contracting company to incorporate the design and installation of various building enclosure systems such as curtain window walls and a long-standing commercial relationship with the Company, working alongside it in different projects within the U.S, by providing engineering and installation services to those projects.

Leverage strength in Florida market to further penetrate U.S.

We believe we have an established and leading presence in the Florida construction market as providers of high value, impact-resistant glass products. ES’s hurricane-proof products are certified in compliance with the stringent requirements of hurricane-proof windows in accordance with applicable U.S. regulations. With a quality of product proven by our success and compliance in the impact-resistant market, we have successfully entered the U.S. remodeling and replacement parts market. In addition, we have grown geographically in the U.S., particularly into other coastal markets on the East Coast which are affected by hurricanes, significant temperature fluctuations and other extreme weather. As we continue to explore opportunities in other markets in the U.S., we intend to leverage the strong reputation we have developed in markets such as Florida to take advantage of a resurgent commercial and residential real estate sector.

Continue to leverage strength in Colombia market to further penetrate Latin America

With a strong base in Colombia, we have already successfully expanded into nearby geographies. Our glass products are featured in major construction projects in Argentina, Aruba, Costa Rica, Panama and Puerto Rico. As the construction market throughout Latin America grows, we are positioned to capture new growth in the markets we have currently penetrated, as well as in new high growth countries. We will also take advantage of our geographical location to deliver products to South American markets at relatively low shipping and operating cost.

Maintain fast and reliable delivery to customers due to strategic location

From the Port of Barranquilla, products can be transported to Panama by air in one hour and to Houston and Miami within two hours, within two days by sea to Panama and within four days by sea to Houston and Miami. Our ability to deliver our products on a timely basis complements the relatively low cost of shipping our products from Barranquilla to Florida and supports the value of our strategic location. As a result of this strategic location, we are able to meet the requirements of architectures and developers who seek to obtain building products on a schedule that does not interfere with their construction progress. As we target different projects and markets, we will seek to take advantage of our unique delivery capabilities to satisfy demands of the construction industry.

Products

The Company manufactures and sells the following products:

Soft Coat Glass - manufactured by depositing metal particles on the surface of the glass inside a vacuum chamber. This product offers excellent thermal insulation designed to improve energy efficiency of buildings.

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

The Company’s aluminum products sold through its Alutions brand include bars, plates, profiles, rods and tubes used primarily in the manufacture of architectural glass settings including windows, doors, spatial separators and similar products.

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

Sales, Marketing and Customer Service

Sales and marketing

Our sales strategy primarily focuses on attracting and retaining customers by consistently providing exceptional customer service, leading product quality, and competitive pricing. Our customers also value our shorter lead times, knowledge of building code requirements and technical expertise, which collectively generate significant customer loyalty. Our products are marketed using a combination of internal sales representatives, independent sales representatives and directly to distributors. Our internal sales representatives receive a portion of their performance-based compensation based on sales and profitability metrics. We primarily market our products based on product quality, outstanding service, shorter lead times and on-time delivery.

We employ a highly efficient number of in-house sales employees. Most of our sales and marketing efforts are handled by area sales representatives who work on a commission basis.

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

Customer Service

We believe that our ability to provide customers outstanding service quality serves as a strong competitive differentiator. Our customer relationships are established and maintained through the coordinated efforts of our sales and production teams. We employ a highly responsive and efficient team of professionals devoted to addressing customer support with the goal of resolving any issue in a timely manner. In order to promote customer loyalty and employee development, we developed ES Windows University with the primary objectives of training employees to be aware of client and supplier needs and familiarizing them with our strategic goals in order to improve the competitiveness, productivity and quality of all products offered.

Working Capital Requirements

Our principal use of cash is related to trade accounts receivable which amounted to $26.0 million and $29.4 million during the years ended December 31, 2016 and 2015, respectively. Such use is directly correlated with the company´s ongoing growth and an industry related longer cash cycle. These receivables are often associated to sophisticated, long-lead projects that typically have longer collection periods as distributors also have to collect from end-users, and for that, certain performance conditions must always be met. Additionally, the Company´s strategy continues to include further geographical diversification into more distant markets within the United States, which also may contribute to longer collection cycles. Albeit these factors, the Company doesn’t foresee a deterioration in its ability to collect from its direct or indirect clients (as evidenced by its relatively stable days sales outstanding relation without accounting for foreign currency translation) and by its very low receivables write-off. The Company continues to focus on ways to improve collection times with some of its most representative clients.

Our inventory requirements are not as significant since our products are made-to-order rather than build-to-stock and as such, inventory levels follow customer orders. During 2016, the Company spent a fair amount of time and resources undertaking “lean manufacturing” best practices with and external consultant and as a result, it was able to better manage inventory levels and improve turnover during the year.

Customers

Our customers include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. We have over 900 customers. Of our 100 most representative customers, which represent over 88% of our sales, about 52% are located in North America, 4% in Central America and the Caribbean, and 44% in South America. Only one customer, GM&P Consulting and Glazing, accounted for more than 10% or more of our net sales during 2016 and 2015 with 26% and 14% of sales during the year ended December 31, 2016 and 2015, respectively. On March 1, 2017 the Company entered into and consummated a purchase agreement with Giovanni Monti, the owner of 100% of the outstanding shares of GM&P. With the acquisition of GM&P, the Company has reduced its customer risk concentration and dependence on a single client.

Backlog

We had combined outstanding orders of $396 million as of December 31, 2016 as compared to $375 million as of December 31, 2015. We do not believe that backlog is indicative of our future results of operations or prospects. Although we seek commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. For the year ended December 31, 2016, three suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represent 38% of raw material purchases. For the year ended December 31, 2015, no single supplier accounted for more than 10% of raw material purchases.

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

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

TG Certifications include:

●	NTC-1578
●	ASTM E774 1997
●	ISO 9001: 2008 Certificate of Quality Assurance
●	ISO 14001: 2004 Certificate of Environmental Management
●	Safety Glazing Certification Council (SGCC) for tempered and laminated glass: ANZI
●	Z97 1-2004
●	International Glass Certification Council (IGCC) for insulated glass: ASTM E774 - 97
●	Pittsburgh Plate Glass (PPG) certified supplier
●	Member of ACOLVISE (Colombia Association of Safety Glass Transformers)

ES Certifications include:

●	NTC-ISO 9001: 2008 Certificate of Quality Assurance
●	NTC-ISO 14001: 2004 Certificate of Environmental Management
●	Member of the American Architectural Manufacturers Association (AAMA)
●	Complies with Miami-Dade County’s stringent safety code regulations for hurricane-proof windows

Competitors

We have local competitors in Colombia as well as competitors in the international markets in each of the glass, aluminum and finished products sectors. Glass Tecnología en Vidrios y Ventanas S.A., Arquicentro S.A., Aluminum Estructural S.A. and Ventanar Ltda, compete with us in the finished products market in Colombia. Apogee Enterprises, Inc., PGT, Inc. and WinDoor Inc. compete with us in the U.S. finished products market. Golden Glass Security, Vid-plex Universal S.A., Aluace Ltda and Laminados y Blindados compete with us locally in the glass and aluminum markets. Oldcastle, Inc., Trulite Inc., and PRL Glass Systems are among others that compete with us in the U.S. glass and aluminum products markets.

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

Also, we are subject to a potential revision of the United States-Colombia Free Trade Agreement (“USCOFTA”), which allows Colombian entities to export to USA without any tariffs. Mr. Donald Trump, US President, has made public announcements about the intention to re-negotiate certain terms of free trade agreements, which could potentially implement a tariff. However, the Company can mitigate this risk by transferring the price to its consumers and diversifying its business operations.

Research and Development

During the years ended December 31, 2016 and December 31, 2015, we spent approximately $2.2 million and $2.0 million, respectively, in research and development. The Company incurs in costs related to the development of new products and pays for external tests that need to be performed on our products in order to comply with strict building codes. The Company is fully permitted to commercialize hurricane windows in the Miami-Dade County, Florida, which has one of the most demanding certifications in the world of window frames.

Employees

As of December 31, 2016, we had a total of 5,853 employees, with 3,373 employed by ES, 2,459 employed by Tecnoglass and 21 employed by ESW LLC, none of whom is represented by a union. As of December 31, 2015, we had a total of 5,399 employees, with 3,250 employed by ES, 2,149 employed by Tecnoglass and 20 employed by ESW LLC. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. Management believes it has good relations with our employees. We provide ongoing training programs to our employees through the self-established E.S. Windows University.

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

At the closing of the Business Combination, 2,251,853 of the 4,200,000 public shares sold in our IPO were converted to cash at a conversion price of approximately $10.18 per share, or an aggregate of approximately $22.9 million of the approximately $42.7 million held in the trust account. As consideration for the Business Combination, we issued Energy Holding Corp., a holding company and sole shareholder of Tecnoglass Holding, of which former shareholders of TG and ES were the sole shareholders, an aggregate of 20,567,141 ordinary shares, or approximately 87% of the outstanding ordinary shares. Pursuant to the agreement and plan of reorganization, we also issued to Energy Holding Corp. an additional 500,000 ordinary shares upon the achievement of the specified EBITDA targets in the fiscal year ended December 31, 2014, 1,000,000 ordinary shares upon achievement of the specified EBITDA target in the fiscal year ended December 31, 2015 and 1,500,000 ordinary shares upon the achievement of the specified EBITDA target in the fiscal year ended December 31, 2016.

In connection with the Business Combination, we changed our name to “Tecnoglass Inc.” We also changed our fiscal year end from February 28 to December 31 in order to coincide with the fiscal year end of Tecnoglass Holding and its subsidiaries.

In 2014, we established two entities in South Florida, Tecno LLC and Tecno RE, to acquire manufacturing and sales-related assets to support sales and customer service in the United States.

In September 2016, we completed a warrant exchange whereby each warrant holder was given the opportunity to exchange 2.5 outstanding warrants for one ordinary share. As a result of the warrant exchange, 5,479,049 warrants, or 82% of the outstanding warrants were validly tendered. As of September 30, 2016, 1,275,823 warrants remained outstanding following completion of the warrant exchange referenced above. Of these, 1,265,842 warrants were exercised prior to the December 20, 2016 expiration, resulting in the issuance of 478,218 Tecnoglass common shares. The remaining unexercised warrants expired by their own terms on December 20, 2016.

As part of our strategy to vertically integrate our operations, on December 2, 2016 we acquired 100% of the equity of ESW LLC, for a total purchase price of $13.5 million. The acquisition was recorded retroactively starting from the first date of common control. Instead of using fair value, the Company consolidates the financial statements of the entity acquired using the existing carrying values.

As a subsequent event, on March 1, 2017 the Company entered into and consummated a purchase agreement with Giovanni Monti, the owner of 100% of the outstanding shares of GM&P. The Company acquired all of the shares of GM&P for a purchase price of $35 million, of which the Company will pay $6 million of the purchase price in cash within the 60 days following the closing date and the remaining $29 million of the purchase price to be payable on or before September 1, 2017 in cash, our ordinary shares or a combination of both, at our sole option.

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

We own and operate a 2.7 million square foot manufacturing complex located in Barranquilla, Colombia. This manufacturing campus houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has four lamination machines with independent assembly rooms, six specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as five silk-screening machines. The Alutions plant has an effective installed capacity of 1,000 tons per month and can create a variety of shapes and forms for windows, doors and related products. We also own three natural gas power generation plants with a capacity of 1,750 kilowatts each which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators.

In December 2014, we acquired a 123,399 square foot manufacturing and warehousing facility in a 215,908 square foot lot size in Miami-Dade County, Florida, United States. The facility houses manufacturing and assembly equipment, warehouse space, and administrative and sales offices.

During the first week of July 2016, TG paid $10.5 million to acquire a lot adjacent to the Company’s facilities to expand the manufacturing facilities.

We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3.	Legal Proceedings.

On March 2, 2016 ES filed a lawsuit against Bagatelos Architectural Glass Systems, Inc. (“Bagatelos”) in Colombia. In addition, we also filed a lawsuit against Bagatelos in the State of California for breach of contract. To lift the lien declared by the Court in California, Bagatelos submitted a bond for $2.0 million in favor of ES and its release is subject to the court’s ruling. This bond is a “mechanics lien surety bond” which guarantees ES payment of the amounts due with interest and costs should the Company win the case. Mediation scheduled for February 17, 2017 was unsuccessful and parties continue discovery. Bagatelos as defendant presented a cross complaint on September 23, 2016 seeking damages of approximately $3 million. Although we already received a payment order from the Colombian judge, the Company continues to pursue its rights, remedies and defenses in the U.S. We received on January 31, 2017 a case update from our U.S. counsel stating that due to ES’ favorable terms and conditions and the fact that Bagatelos has overstated their claim and ignored their contractual duties, it is probable that the Company will be able to recover the outstanding amount of $2.0 million.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares are listed on the NASDAQ Capital Market under the symbol TGLS. Effective January 6, 2016, the Company’s shares also commenced trading on the Bolsa de Valores de Colombia (“BVC”), the principal stock exchange of Colombia, under the symbol TGLSC. The listing of the Company’s shares on the BVC is secondary to the primary listing on the NASDAQ Market. No new shares were issued in connection with the admission to trading on the BVC.

The following table sets forth the high and low sales prices for our ordinary shares for the periods indicated below and starting from the first quarter of 2015.

	Ordinary Shares
Period	High	Low

Fiscal 2017:
First Quarter*	$12.34	$11.40

Fiscal 2016:
Fourth Quarter	$12.70	$10.87
Third Quarter	$12.93	$10.20
Second Quarter	$12.49	$10.25
First Quarter	$14.30	$9.82

Fiscal 2015:
Fourth Quarter	$15.59	$13.05
Third Quarter	$15.95	$12.39
Second Quarter	$13.74	$8.50
First Quarter	$10.73	$9.16

* Through March 1, 2017.

Holders

As of December 31, 2016, there were 339 holders of record of our ordinary shares.

Dividends

In August 2016, the Company’s Board of Directors authorized the payment of four regular quarterly dividends at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis. The first quarterly dividend was paid on November 1, 2016, to shareholders of record date September 23, 2016. The dividend was declared to be paid in the form of cash or ordinary shares at the option of record date shareholders during an election period which ended October 14, 2016. Approximately 20% of dividends, or 6.32 million shares, opted for cash distributions with the remainder receiving stock distributions aggregating to ordinary shares totaling 275,049 shares in an aggregate. On February 1, 2017, the Company issued 306,579 ordinary shares and paid $564 in connection with the second quarterly dividend.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2016.

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

ES sells products in Panama primarily to companies participating in large construction projects in the most exclusive areas of the city. For example, ES products were supplied in the construction of the tallest building in Central and South America, The Point, as well as in the construction of the most modern hotels in the region such as Megapolis. Based on ES’s knowledge of the construction market in Central America, ES products were supplied in the Soho Plaza, a complex.

How We Generate Revenue

The Company is a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 2.7 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific.

The Company’ glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, and digital print glass as well as mill finished, anodized, painted aluminum profiles and produces rods, tubes, bars and plates. Window production lines are defined depending on the different types of windows: normal, impact resistant, hurricane-proof, safety, soundproof and thermal. The Company produces fixed body, sliding windows, projecting windows, guillotine windows, sliding doors and swinging doors. ES produces façade products which include: floating facades, automatic doors, bathroom dividers and commercial display windows.

The Company sells to over 900 customers using several sales teams based out of Colombia to specifically target regional markets in South, Central and North America. The United States accounted for approximately 62% and 59% of our combined revenues in 2016 and 2015, respectively, while Colombia accounted for approximately 32% and 34%, and Panama for approximately 3% and 3% of our combined revenues in those years, respectively. Our tailored, high-end products are found on some of the world’s most distinctive properties, including the 50 UN Plaza (New York), UB Law (Baltimore) Fordham University Law School (New York), Soho Mall (Panama), Brickell City Centre (Miami), Wesleyan (Houston) and the El Dorado Airport (Bogota).

The Company sells its products through four main offices/sales teams based out of Colombia, Panama and the US. The Colombia sales team is our largest sales group, which has deep contacts throughout the construction industry. The Colombia sales team markets both the Company’s products as well as installation services. The Peruvian office is responsible for South American sales, excluding Colombia. Sales forces in Panama are not via subsidiaries but under agreements with sales representatives. The Company has two types of sales operations: Contract sales, which are the high-dollar, specifically-tailored customer projects; and Standard Form Sales.

In Colombia, the overall economy has slowed down as a direct result of the downturn in the commodity’s cycle. That being said, certain sectors of the economy have been growing above the overall average and contributing to current GDP growth which for the 2016 is estimated at a range between 2.0% and 2.8% (based on several sources that include de FMI and the Colombian Central Bank). The principal sectors that continue to evidence positive results are mainly related to the company’s manufacturing, infrastructure and construction activities. In relation to the construction industry, both commercial and residential construction activity has been growing at a steady pace during the last years; the Company’s results in Colombia will be directly impacted by the level of residential and commercial construction going forward as a significant proportion of our revenues are expected to continue being derived from local sales.

The U.S. market represents approximately 60% of our overall sales and is expected to continue being our most important market going forward. The U.S. construction market is currently experiencing a growth cycle as evidenced by the ABI (“Architectural Billing Index”) as of November 2016, and is showing expansion in the main sub-markets where Tecnoglass operates (mainly Florida, Texas and the Northeast Region). Our strategy going forward will be to continue to focus on the U.S. as our main geographical target given its significant size and business activity. The recent acquisition of ESW and GM&P reinforces this strategy. See the “Overview” section in Item 1 of this Form 10-K. Within the U.S., Tecnoglass is seeking to continue diversifying its presence across a broader footprint in order to mitigate its concentration risk, while searching for new partnerships and commercial relationships in large metropolitan areas other than those in Florida (where it has historically had a strong market position). Our relationship with distributors, installers and general contractors continue to be key in our market penetration strategy and in our sales efficiency in order to target a broad variety of end clients. Construction activity in both the commercial and the residential markets within the U.S. has a direct impact in our ability to grow sales and profit margins. Although our efficient cost structure enables us to better withstand fluctuations and cycles in construction activity, our overall results could be significantly correlated with such cycles.

As part of our strategy to vertically integrate our operations, on December 2, 2016 we acquired 100% of the stock of ESW LLC. Since 2004, we have a strategic commercial relationship with ESW LLC, a Florida-based company partially owned by Christian T. Daes and José M. Daes, who are also our executive officers and directors, up onto recent acquisition. ESW LLC acts as one of ES’s importers and distributors in the U.S. and is a member of the American Architectural Manufacturers Association, a technical information center for the architecture industry with highest standards. ESW LLC sends project specifications and orders from its clients to ES, and in turn, receives pricing quotes from ES which are conveyed to the client.

As a subsequent event, on March 1, 2017 the Company entered into and consummated a purchase agreement with Giovanni Monti, the owner of 100% of the outstanding shares of GM&P. GM&P is a consulting and glazing contracting company located in Miami, Florida with over 15 years of experience in the design and installation of various building enclosure systems such as curtain window walls and a long-standing commercial relationship with the Company, working alongside it in different projects within the U.S, by providing engineering and installation services to those projects.

Liquidity

As of December 31, 2016 and 2015, the Company had cash and cash equivalent of approximately $26.9 million and $22.7 respectively.

On January 7, 2016, we entered into a $109.5 million, seven-year senior secured credit facility. Proceeds from the new facility were used to refinance $83.5 million of existing debt, with the remaining $26.0 million available to the Company for capital expenditures and working capital needs. Approximately $51.6 million of the new facility were used to refinance current borrowings into long term debt. The Company’s consolidated balance sheet as of December 31, 2015 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date. The new facility features two tranches, including one tranche denominated in USD representing 71% of the facility and another tranche denominated in Colombian Pesos (COP) representing the remaining 29%. Borrowings under the facility will bear interest at a weighted average interest rate of 7% for the first year, and thereafter at a rate of LIBOR plus 5.25% and DTF (Colombian index) plus 5.00% for the respective USD and COP denominated tranches.

During the years ended December 31, 2016 and 2015, $3.1 million and $2.5 million were used in and provided by operating activities, respectively. A discussion of our cash flow from operations is was included below in the sub-section headed “Cash flow from Operations, Investing and Financing Activities” under the Results of Operation section of this management discussion and analysis.

On January 23, 2017, the Company successfully issued a U.S. dollar denominated, $210 million offering of 5-year senior unsecured notes at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to qualified institutional investors. The Company will use approximately $179 million of the proceeds to repay outstanding indebtedness and as a result will achieve a lower cost of debt and strengthen its capital structure given the non-amortizing structure of the new bond. The Company’s consolidated balance sheet as of December 31, 2016 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date.

Capital Resources

We transform glass and aluminum into high specification architectural glass which requires significant investments in state of the art technology. During the years ended December 31, 2016 and 2015, we made investments primarily in building and construction, and machinery and equipment in the amount of $42.7 million and $80.2 million, respectively.

In August 2014, we entered into a contract to purchase equipment from Magnetron Sputter Vacuum Deposition to produce soft coated low emissivity glass as part of our improvements plan that entered production in the last quarter of 2015. The investment for this project was approximately $45 million for the equipment and facilities, and was financed primarily with a credit facility with an export credit guarantee by the German Federal Government.

We expect that current installed capacity will be enough to service our backlog and expected sales through the year 2018. Capital expenditures in the near future are expected to be limited to maintaining installed capacity.

Results of Operations (Amounts in thousands)

	For the Years ended
	December 31,
	2016	2015 (1)

Net operating revenue	$305,016	$242,239
Cost of sales	192,369	151,381
Gross Profit	112,647	90,858
Operating expenses	64,799	51,267
Operating income	47,848	39,591
Change in fair value of warrant liability	776	(24,901)
Change in fair value of earnout share liability	4,674	(10,858)
Non-operating income, net	4,155	5,054
Foreign currency transaction gains (losses)	(1,387)	10,059
Interest expense	(16,814)	(9,274)
Income tax provision	(16,072)	(20,691)
Net income (loss)	$23,180	$(11,020)

(1) Prior-period financial information has been retroactively adjusted for the acquisitions transaction between entities under common control. See Notes 1 and 3 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Comparison of years ended December 31, 2016 and December 31, 2015

Revenue

Our operating revenue increased from $242.2 million in 2015 to $305.0 million in 2016, or 26%. The increase was mostly driven by a successful executing of our strategy to continue increasing our participation in the U.S. market as well as by construction growth in the other markets in which we participate.

The increase is partially due to high quality, reliability, and competitive prices which allowed us to further penetrate our existing markets and sell a larger volume of Company products. Sales in the U.S. market amounted to $190.0 million, an increase of $44.8 million or 31% over 2015. The increase is also partially due to a successful penetration of different markets within the country, especially the north east, going from a more Florida based business into a more diversified effort. Sales to the US markets include, in average, more sophisticated products than the other markets in which the Company participates which also makes them higher priced products. In December 31, 2016, the Company acquired ESW LLC, and as a result, sales to the U.S. market for the year ended December 31, 2015 are $3.4 million higher than the amount previously reported, as prior period financial information has been retroactively adjusted for the acquisition transaction between entities under common control. This acquisition had an impact of $4.9 million on U.S. sales during the year ended December 31, 2016.

Sales in Colombia, priced in Colombian pesos, increased by $17.5 million, or approximately 22%, however, in terms of local currency represented a 35% increase, offset by unfavorable exchange rates. Sales in Panama increased by $2.1 million, or 28.9%, and sales to other territories decreased by $1.6 million, which represents a 16% decrease, mainly related to a larger focus into the U.S market.

Cost of sales and gross profit margins

Cost of sales increased $41.0 million or 27% from $151.4 million during the year ended December 31, 2015 to $192.4 million during the year ended December 31, 2016, relatively proportional with growth in the Company’s operating revenue. Sales margins calculated by dividing the gross profit by operating revenue decreased slightly from 37.5% to 36.9% between the years ended December 31, 2016 and 2015, respectively. While the cost of raw material as a percentage of revenues decreased slightly, the improvement in raw material efficiency was offset by a $5.6 million increase in labor cost related to the hiring of new employees to be trained into the new lines and for the Low Emissivity glass plant and a $4.0 million increase in depreciation charged to the cost of goods sold as a result of the Company’s recent capital expenditures further discussed above in the capital resources section of this discussion.

Operating Expenses

Operating expenses increased 26%, or $13.5 million, from the year ended December 31, 2015 to December 31, 2016. Selling expense increased $4.6 million, or 17%, from $27.6 million in 2015 to $32.3 million in 2016. The principal factors of this increase was an increase of $3.6 million in shipping expense associated with incremental business in more distant markets within the United States that require more land transportation to reach its final destination. Additionally, personnel expense increased $0.6 million or 11%. The Company’s provision for bad debt and write off increased $3.2 million, from $1.5 million to $4.7 million.

General and Administrative expenses increased $5.7 million, or 26%, from $22.2 million to $27.9 million between the years ended December 31, 2015 and 2016.Main increase was associated with increases in personnel expense, which increased $1.9 million, an increase of $0.8 million in professional fees associated with business, accounting and legal and consulting. Additionally, the Company incurred in $1.4 million higher expenses associated with bank charges, fees and an increase in a Colombian tax on financial transactions associated with the refinance of a significant portion of the Company’s debt in January of 2016.

Change in Fair Value of Warrant Liability

We had a non-cash, non-operating gain of $0.8 related to the change in fair value of warrant liability during the year before its expiration on December 20, 2016. The Company had a loss of $24.9 million in the year ended December 31, 2015 from the change in fair value of the warrant liability. The change in fair value of the warrants is associated to external market factors such as the market price of our shares and the volatility index of comparable companies. There are no income tax effects of this warrant liability due to our Company being registered in the Cayman Islands. Management does not consider the effects of the change in the fair value of the warrants to be indicative of our ongoing operating performance and does not expect any such charges going forward as the totality of its warrants have either being exchanged, exercised, or expired by their own terms on December 20, 2016.

Change in Fair Value of Earnout share liability

We had a non-cash, non-operating gain of $4.7 million related to the change in fair value of the earnout liability during the year before the extinguishment of the liability on December 20, 2016. Through November 30, 2016, the Company had achieved an EBITDA substantially higher than the required EBITDA to release the shares. As a result, the Company instructed the Escrow Agent to release the remaining 1,500,000 ordinary shares of the Company held in escrow to Energy Holding Corp., the former stockholder of Tecnoglass, in accordance with the terms of the Escrow Agreement governing the EBITDA shares. The release of the shares under the Escrow Agreement prior to December 31, 2016 resulted in the reclassification of the earnout share liability to equity, once adjusted to fair value at the date of the release. In conjunction with the release of the shares, the Escrow Agreement has been terminated. The Company had a loss of $10.9 million in the year ended December 31, 2015 from the change in fair value of earnout share liability. The fair value of the earnout shares changes in response to market factors such as the market price of our shares and the volatility index of comparable companies and the Company’s forecasted EBITDA. There are no income tax effects of this earnout liability due to our Company being registered in the Cayman Islands. Management does not consider the effects of the change in the fair value of the earnout shares to be indicative of our ongoing operating performance.

Interest Expense

Between the years ended December 31, 2016 and 2015, interest expense increased by $7.5 million, or approximately 81%, from $9.3 million to $16.8 million as our debt increased from $139.1 million as of December 31, 2015 to $199.6 million in December 31, 2016 mainly as a result of our growth capital expenditure initiatives geared toward increasing our installed capacity.

Non-Operating Income and Foreign Currency Transaction Gains and Losses

Non-operating income decreased $0.9 million, from $5.1 million in the year ended December 31, 2015 to $4.2 million in the year ended December 31, 2016, primarily as a result of a decrease in interest income on receivable, as well as recoveries of scrap. During the year ended December 31, 2016, the Company recorded a foreign currency transaction loss of $1.4 million, compared with a gain of $10.1 million during the year ended December 31, 2015, related to the Company’s Colombian subsidiaries ES and TG which have the Colombian Peso as functional currency, yet have important US Dollar denominated transactions. Foreign currency transaction gains during the year ended December 31, 2015 are associated with foreign currency transactions as the Colombian peso devaluated 32% during the year ended December 2015 but remained relatively stable during the year ended December 31, 2016.

Income Tax Expense

Income tax expense decreased $4.6 million, from $20.7 million in 2015 to $16.1 million in 2016. This was primarily the result of lower taxable income in the Colombian subsidiaries which generate all of the Company’s income tax expense until the acquisition of ESW LLC in December, 2016. The reduction of taxable income in the Colombian subsidiaries is strongly related to the reduction of non-operating gains during fiscal year 2016. The Company’s effective tax rate of 261% for the year ended December 31, 2015 differs widely from the statutory rate of 39% because of the non-taxable non-operating losses due to changes in the fair value of warrant liability and earnout shares.

Cash flow from Operations, Investing and Financing Activities

During the years ended December 31, 2016 and 2015, $3.1 million and $2.5 million were used in and provided by operating activities, respectively. The principal use of cash was an increase in trade accounts receivable which amounted to $26.0 million and $29.4 million during the years ended December 31, 2016 and 2015, respectively, as a direct result of the company´s ongoing growth and an industry related longer cash cycle. The aforementioned factor influencing the cash flow uses as it relates to the Company’s account receivables are associated to more sophisticated, long-lead projects in which the Company is currently bidding. These projects typically have a longer cash cycle as distributors also have to collect from end-users, and for that, certain performance conditions must always be met. Secondly, the Company´s strategy continues to be to further penetrate additional, more distant markets within the United States, which also may contribute to longer collection cycles. Albeit these factors, the Company does not foresee a deterioration in its ability to collect from its direct or indirect clients (as evidenced by its relatively stable days sales outstanding relation without accounting for foreign currency translation). During the year ended December 31, 2016, the Company recorded a write off for $3.2 million of unbilled receivables as a onetime adjustment to a large project in which the Company has participated as well as $1.3 million write off of ESW LLC’s receivables prior to the acquisition by the Company, as well as $0.2 million of other provisions. The Company continues to focus on ways to improve collection times with some of its most representative clients.

Trade accounts payable during the year ended December 31, 2016 generated $1.6 million compared with $15.4 million generated during 2015 as the Company’s sought lean manufacturing initiatives to optimize inventory purchases and operate with lower levels. As a comparison, one of our main uses of cash in 2015 was related to the purchase of inventories which amounted to $29.2 million as the Company built up raw materials taking advantage of opportunistic buys, and commensurate with expected future sales at the time. In contrast, for 2016 we had a use of $4.3 million despite the robust growth during the year.

Customer advances on uncompleted contracts, mainly comprised of ES long term projects, resulted in a use of $6.8 million during the year ended December 31, 2016 compared with $6.3 million provided the previous year as numerous projects reached stages closer to completion in which the advances applied.

Taxes payable used $2.3 million during the year ended December 31, 2016 compared to $14.1 million generated during the year ended December 31, 2015. This is the result of the Colombian subsidiaries, which required a use of cash as the income tax provision for the year ended December 31, 2015 was $12.2 million higher than for the year ended December 31, 2014.

During the year ended December 31, 2016, cash used in investing activities increased to $24.7 million compared with $9.4 million during 2015 primarily as a $8.0 million increase in the acquisition of property, plant and equipment paid for with cash, while total acquisitions of property, and equipment, including property acquired through debt and capital lease decreased $37.7 million when comparing the year ended December 31, 2016 and 2015. During the year ended December 31, 2016, and in addition to the cash capital expenditures of $22.9 million during the period, the Company made capital expenditures for $19.6 million that were financed with bank loans and capital leases. The decrease in capital expenditures is related to the completion of the company´s growth phase to get its installed capacity to a more appropriate level to address future growth.

Cash provided by financing activities increased from $9.5 million during the year ended December 31, 2015 to $31.5 million the year ended December 31, 2016, primarily due to increases in proceeds from debt. As can be seen in the statement of cash flows, the Company has used the proceeds of the debt increase to repay short term obligations while preparing to close on the issuance of a long term note further described in the liquidity section above, as well as support its rapid expansion and the related capital expenditures and working capital needs.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

Future contractual obligations represent an impact to future cash flows as shown in the table for the period ended December 31, 2016:

	Payments Due by Period (In thousands)
Contractual Obligations	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$175,901	$2,651	$4,615	$4,657	$163,978
Capital Lease Obligations	23,696	-	-	-	23,696
Interest Obligations	68,373	15,101	29,999	14,897	8,376
Total	$267,970	$17,752	$34,614	$19,554	$196,050

Future interest obligations are estimated assuming constant reference rates for obligations with variable interest rates. The average interest rate is approximately 8.6% per annum for long term debt obligations respectively, and varies up or down in accordance with money market rates in Colombia. On January 23, 2017, the Company successfully issued a U.S. dollar denominated, $210 million offering of 5-year senior unsecured notes at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to qualified institutional investors. The Company will use approximately $179 million of the proceeds to repay outstanding indebtedness and as a result will achieve a lower cost of debt and strengthen its capital structure given the non-amortizing structure of the new bond. The Company’s consolidated balance sheets as of December 31, 2016 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date. The Company’s capital lease obligations amounting to $23,696 was prepaid in 2017 with proceeds from the 5 year senior note.

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

Revenues from fixed price contracts, which represent approximately 16.0% and 21.6% of the Company’s sales for the year ended December 31, 2016 and 2015, respectively, are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts typically have a duration ranging between one and three years. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of product, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. Change in contract estimates have not had a material effect on our financial statements.

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

Given the fact that the totality of our warrants has been either exchanged, exercised or expired by their own terms on December 20th, 2016, we do not expect to have to account for the fair value of these instruments going forward.

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

Given the fact that the 1,500,000 remaining earnout shares were awarded as a result of the Company meeting the required EBITDA target for 2016, we do not expect to have to account for the fair value of these instruments going forward.

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

Foreign currency transactions

The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies within non-operating income in the Company’s consolidated statement of operations. The average exchange rate for the Colombian peso, the functional currency of the Company’s main subsidiaries, was 3,050.98 pesos per USD $1 and 2,743.39 pesos per USD $1 during the years ended December 31, 2016 and December 31, 2015, respectively. The spot exchange rate for the Colombian peso, as of December 31, 2016 and December 31, 2015, was 3,000.71 pesos per USD $1 and 3,149.39 pesos per USD $1, respectively.

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

Examples of significant estimates used to value certain intangible assets acquired include but are not limited to:

●	sales volume, pricing and future cash flows of the business overall

●	future expected cash flows from customer relationships, and other identifiable intangible assets, including future price levels, rates of increase in revenue and appropriate attrition rate

●	the acquired company’s brand and competitive position, royalty rate, as well as assumptions about the period of time the acquired brand will continue to benefit to the combined company’s product portfolio

●	cost of capital, risk-adjusted discount rates and income tax rates

However, different assumptions regarding projected performance and other factors associated with the acquired assets may affect the amount recorded under each type of assets and liabilities, mainly between property, plant and equipment, intangibles assets, goodwill and deferred income tax liabilities and subsequent assessment could result in future impairment charges. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

Acquisitions under common control are recorded retroactively starting from the first date of common control. Instead of using fair value, the Company consolidates the financial statements of the entity acquired using the existing carrying values.

Dividend payments

We account for dividends declared as a liability under ASC 480, Distinguishing Liabilities from Equity, since our shareholders has the option to elect cash or stock. When the dividend is declared, we record the transaction as a reduction to retained earnings and an increase to dividends payable. We then reclassify stock dividends from dividends payable to additional paid-in capital when the shareholder elect a stock dividend instead of cash. The dividend payable is not subject to remeasurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were not effective as of December 31, 2016. Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2016 described below, we believe the consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

Our management, including the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

Based on this evaluation, our management concluded that, due to the material weakness described below, our internal control over financial reporting as of December 31, 2016, was not effective.

A “material weakness” is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company´s annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified, as of December 31, 2016, the following material weakness in our internal control over financial reporting:

●	Entity-Level Controls - The Company has not completed the process of establishing the proper design of the Entity Level Controls which support the effectiveness of the internal control over financial reporting, therefore, certain deficiencies in these controls may not provide reasonable assurance that the control environment for risk and fraud management is effective.

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

Remediation of Material Weaknesses regarding the Financial Closing and Reporting Process and the Information Technology General Controls (ITGC´s) identified for the Fiscal Year Ended December 31, 2015

As stated in our annual report on Form 10K, for the fiscal year ended December 31, 2015, management identified some material weaknesses regarding the Financial Closing and Reporting Process and the Information Technology General Controls (ITGC´s).

During 2016, the Company implemented the required controls and performed additional procedures in order to determine the effectiveness of the design and operation of such controls. The Company’s remediation actions included:

●	Financial Closing and Reporting Process: Implemented controls and enhanced procedures regarding warrant liabilities and earnout shares liabilities in order to account for changes in fair value accurately and properly at each reporting period until exercised or expired. Regarding the basis for calculating diluted earnings per share, we took into account the effect of dilutive earnout shares. Established common practices and procedures to record and present our shipping and handling costs in selling expenses. Established procedures for netting deferred taxes according to GAAP requirements. Implemented controls over the identification, accounting treatment, classification and nature of non-routine, unusual transactions, inclusive of significant related party transactions. Designed accounting policies, implemented quarterly and annual financial reporting timelines and constituted a Disclosure Committee where relevant matters regarding financial reporting are discussed and disclosures completeness and appropriateness is assessed.

●	Information Technology General Controls: Analyzed the information systems accesses and roles and identified Segregation of Duties conflicts. Implemented softwares for users and roles management and tracking and documenting Information Systems versioning. Constituted the IT Committee that ensures the adequate analysis and mitigation of inherent Segregation of Duties conflicts and ensures an adequate risk and impact analysis for the approval of changes to the company’s Information Systems. Controls to ensure appropriate software implementation were designed and implemented.

Management’s Actions to Remediate the Entity Level Controls Material Weakness

Management took the following steps to remediate this material weakness:

●	Designed and communicated our Code of Conduct for our employees and suppliers.

●	Implemented the reporting channel (i.e. Web Case Management and Hotline) with NAVEX Global.

●	The Ethics and Compliance and Financial Planning and Analysis divisions were created.

●	Implemented controls to prevent and deter Money Laundering practices.

●	Enhanced and expanded our USGAAP training program for our finance and accounting personnel considering relevant topics according the company´s transactions.

●	Assessed the Conflict of Interests of our employees.

●	Assessed the illegal acts, fraud and corruption risks and designed our anti-fraud and corruption policy. Related controls will be implemented and monitored during 2017.

●	Prepared the budget for the year 2017 which will be approved by the Board of Directors during the first quarter of 2017.

●	Developed the internal audit plan for strengthening our independent oversight of internal controls over financial reporting, enhancing our Entity Level Controls.

Internal Control Over Financial Reporting for recent acquisitions

As stated in Item 1 - “Our business”, during December, 2016, we acquired complete ownership of ESWindows LLC. For purposes of evaluating internal controls over financial reporting, we determined that the internal controls of the acquired company would be excluded from our internal control assessment as of December 31, 2016, due to the timing of the closing of this acquisition. For the year ended December 31, 2016, ESWindows LLC contributed approximately 0.6% of total assets, and 1.7% of total revenues.

Changes in Internal Control Over Financial Reporting

As discussed in the sections “Remediation of Material Weaknesses in Internal Control over Financial Reporting” and “Managements Actions to Remediate Material Weaknesses”, there were changes in our internal control over financial reporting during the year 2016.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	56	Chief Executive Officer and Director

Christian T. Daes	52	Chief Operating Officer and Director

Joaquin Fernandez	56	Chief Financial Officer

A. Lorne Weil	66	Non-Executive Chairman of the Board

Samuel R. Azout	57	Independent Director

Juan Carlos Vilariño	54	Independent Director

Martha (Stormy) L. Byorum	62	Independent Director

Julio A. Torres	49	Independent Director

José M. Daes has served as our chief executive officer and a director since December 2013 and has been involved with TG and ES since its inception. Mr. Daes has over 30 years’ experience starting and operating various businesses in Colombia and the U.S. Mr. Daes has served as chief executive officer of ES since its inception in 1984, responsible for all aspects of ES’s operations. Mr. Daes began his career in textiles, importing textiles from Japan to Colombia and later owned and operated an upscale clothing store with multiple locations in Miami. Mr. Daes is the older brother of Christian T. Daes, our chief operating officer and director.

We believe Mr. Daes is well-qualified to serve as a member of our board of directors due to his operational experience with ES and TG and his knowledge of the industry within which they operate.

Christian T. Daes has served as our chief operating officer and a director since December 2013 and has been involved with TG and ES since their inception. Mr. Daes has served as the chief executive officer of Tecnoglass since its inception in 1994, responsible for all aspects of Tecnoglass’ operations. Mr. Daes’ philanthropic activities include founding the Tecnoglass-ES Windows Foundation, which promotes local development, health and social programs in Barranquilla, Colombia. Mr. Daes is the younger brother of José M. Daes, our chief executive officer and director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2016, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

The audit committee has a written charter, a copy of which was filed with our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 5, 2016. The purpose of the audit committee is to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls. The audit committee’s duties, which are specified in the audit committee charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding its financial statements or accounting policies.

The audit committee has discussed with the independent auditors the matters required by the Public Company Accounting Oversight Board (“PCAOB”) auditing standard No. 16 - Communication with Audit Committees, including independent accountant’s independence.

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

Nominating Committee

We have a standing nominating committee, which consists of A. Lorne Weil, Martha L. Byorum, Samuel R. Azout and Juan Carlos Vilariño, with A. Lorne Weil serving as chairperson. Each member of the nominating committee is an “independent director” as defined under NASDAQ listing standards. Pursuant to its written charter, a copy of which was filed with our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 5, 2016, our nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors.

Guidelines for Selecting Director Nominees

The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Currently, the guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

We have a standing compensation committee consisting of Julio Torres, Samuel R. Azout and Juan Carlos Vilariño, with Julio Torres serving as chairperson. Pursuant to the compensation committee charter, a copy of which was filed with our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 5, 2016, the compensation committee oversees our compensation and employee benefit plans and practices, including our executive, director and other incentive and equity-based compensation plans. The specific responsibilities of the compensation committee include making recommendations to the board regarding executive compensation of our executive officers and non-employee directors, administering our 2013 Long-Term Incentive Equity Plan, and preparing and reviewing compensation-related disclosure, including a compensation discussion and analysis and compensation committee report (if required), for our filings with the Securities and Exchange Commission.

Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Islands courts to be contrary to public policy, such as to provide indemnification against willful fraud, willful misconduct, civil fraud or the consequences of committing a crime. Our third amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful neglect or willful default.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

No invitation whether directly or indirectly may be made to the public in the Cayman Islands to subscribe for the notes unless the Issuer is listed on the Cayman Islands Stock Exchange.

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

Prior to consummation of the Business Combination in December 2013, none of our executive officers or directors received compensation for services rendered to the Company. No compensation or fees of any kind, including finders, consulting or other similar fees, were paid to any of our initial shareholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they rendered in order to effectuate, the consummation of the initial business combination.

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2016 and 2015 of each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Total
Jose M. Daes (1)	2016	$720,000	$412,213	$1,132,213
Chief Executive Officer	2015	$720,000	$132,000	$852,000
Christian T. Daes (2)	2016	$720,000	$288,723	$1,008,723
Chief Operating Officer	2015	$438,000	$-	$438,000
Joaquin Fernández (3)	2016	$133,897	$-	$133,897
Chief Financial Officer	2015	$142,200	$12,000	$154,200

(1)	Mr. Daes was appointed Chief Executive Officer in December 2013 in connection with the Business Combination. Mr. Daes also serves as Chief Executive Officer of ES.

(2)	Mr. Daes was appointed Chief Operating Officer in December 2013 in connection with the Business Combination. Mr. Daes also serves as Chief Executive Officer of Tecnoglass.

(3)	Mr. Fernández was appointed Chief Financial Officer in December 2013 in connection the Business Combination. Mr. Fernández also serves as Chief Financial Officer of TG and ES.

Compensation Arrangements with Named Executive Officers

At present, we do not have employment agreements in place for our current executive officers. We have determined to continue the compensation arrangements that were in place for each Messrs. Daes and Daes with ES and Tecnoglass, respectively, prior to the Business Combination in December 2013 providing for an annual base salary of $720,000, and to provide an annual base salary to Mr. Fernandez equal to approximately $140,000. Fluctuation of the exact compensation per year is subject to local currency. Our Compensation Committee may determine to award a discretionary cash bonus to such executive officers as has been awarded in the past by Tecnoglass and ES, and may also determine to award to such executive officers share options, share appreciation rights or other awards under our 2013 Long-Term Equity Incentive Plan. We anticipate continuing these compensation arrangements until we enter into employment agreements with our executive officers. Upon entry into employment agreements with our executive officers, we will file a Current Report on Form 8-K to disclose the material terms of such agreements.

Equity Awards at Fiscal Year End

As of December 31, 2016, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Director Compensation

For the year ended December 31, 2015, we did not compensate any of our directors for their service on the board. However, we did reimburse our directors for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, in October 2015, the Company authorized to grant each non-employee director $50,000 worth of ordinary shares of the Company payable annually. The first payment was made in October 2016. In November 2016 the Company authorized additional payment of $8,000 on an annual basis to members of the Company´s Audit Committee and $18,000 on an annual basis to the chair of the Audit Committee, all of whom are members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2016 regarding the beneficial ownership of our ordinary shares by:

●	Each person known to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	Each director and each named executive officer; and
●	All current executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. This table is prepared solely based on information supplied to us by the listed beneficial owners, any Schedules 13D or 13G and other public documents filed with the SEC. The percentage of beneficial ownership is calculated based on 33,172,144 ordinary shares outstanding as of December 31, 2016.

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	227,664	(2)	*
Chief Executive Officer and Director
Christian T. Daes	168,912	(2)	*
Chief Operating Officer and Director
Samuel R. Azout	4,374		*
Director
Juan Carlos Vilariño	20,251		*
Director
Joaquin F. Fernandez	21,621,442	(3)	65,18%
Chief Financial Officer
A. Lorne Weil	99,902	(4)	*
Chairman of the Board
Julio A. Torres	104,374		*
Director
Martha L. Byorum	115,579		*
Director
All directors and executive officers as a group (8 persons)	22,362,498		67,41%
Five Percent Holders:
Energy Holding Corporation	21,621,442	(3)	65,18%
Red Oak Partners, LLC 304 Park Avenue South, 11th Floor, New York NY 10010	1,969,021		5,94%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Represents all ordinary shares held by Energy Holding Corporation, of which Messrs. Joaquin Fernandez and Alberto Velilla Becerra are directors and may be deemed to share voting and dispositive power over such shares.

(4)	Does not include 253,000 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children.

Equity Compensation Plans

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	-	-	1,593,917

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	1,593,917

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2016, no awards had been made under the 2013 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

E.S. Windows, LLC

As part of our strategy to vertically integrate our operations, on December 2, 2016 we acquired 100% of the stock of ESW, 85.06% of which was acquired directly by Tecnoglass and 14.94% by our subsidiary ES, for a total purchase price of $13.5 million, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9.2 million based on a stock price of $12.50, (ii) approximately $2.3 million in cash and (iii) approximately $2.0 million related to the assignment of certain accounts receivable. This transaction is not considered a significant acquisition, as defined under Rule 1-02 (W) of Regulation S-X, and was accounted for as a common control acquisition under ASC 805.

In accordance with procedures established in our Code of Ethics, the transaction was approved by our Audit Committee, comprised exclusively of independent directors, and consummation of the transaction was ratified by our full Board of Directors and the satisfaction of customary closing conditions.

Ventanas Solar S.A.

Ventanas Solar S.A., a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in US. The Company’s sales to VS for the year ended December 31, 2016 and 2015 were $8.3 million and $5.4 million, respectively. Outstanding receivables from VS at December 31, 2016 and 2015 were $9.1 million and $9.4 million, respectively.

We intend to directly or indirectly acquire 100% of the stock of VS in the near future, likely during the first half of 2017. Following the procedures established in our Code of Ethics, we also expect the terms of such transaction, when available, to be subject to review and approval by our Audit Committee and our Board of Directors based on analysis conducted by external advisor.

Business Combination Consideration

Energy Holding Corporation, the sole shareholder of Tecnoglass Holding whose shareholders are all of the former shareholders of Tecnoglass and ES, received 20,567,141 ordinary shares in consideration of all of the outstanding and issued ordinary shares of Tecnoglass Holding.

Pursuant to the agreement and plan of reorganization, we issued to Energy Holding Corp. an aggregate of 500,000 ordinary shares based on its achievement of specified EBITDA targets set forth in such agreement for the fiscal year ended December 31, 2014, 1,000,000 ordinary shares upon achievement of specified EBITDA targets in the fiscal year ended December 31, 2015 and 1,500,000 ordinary shares upon achievement of specified EBITDA targets in the fiscal year ended December 31, 2016.

Indemnification Agreements

Effective March 5, 2014, we entered into indemnification agreements with each of our executive officers and members of our board of directors. The indemnification agreements supplement our Third Amended and Restated Memorandum and Articles of Association and Cayman Islands law in providing certain indemnification rights to these individuals. The indemnification agreements provide, among other things that we will indemnify these individuals to the fullest extent permitted by Cayman Islands law and to any greater extent that Cayman Islands law may in the future permit, including the advancement of attorneys’ fees and other expenses incurred by such individuals in connection with any threatened, pending or completed action, suit or other proceeding, whether of a civil, criminal, administrative, regulatory, legislative or investigative nature, relating to any occurrence or event before or after the date of the indemnification agreements, by reason of the fact that such individuals is or were our directors or executive officers, subject to certain exclusions and procedures set forth in the indemnification agreements, including the absence of fraud or willful default on the part of the indemnitee and, with respect to any criminal proceeding, that the indemnitee had no reasonable cause to believe his conduct was unlawful.

Private Placement with Affiliate of A. Lorne Weil

On March 5, 2014, we entered into a subscription agreement with an affiliate of A. Lorne Weil, our Non-Executive Chairman of the Board, pursuant to which such affiliate agreed to purchase an aggregate of 95,693 ordinary shares at an aggregate price of $1,000,000, or approximately $10.45 per share, representing a slight premium to the closing price of our ordinary shares immediately prior to the execution of the subscription agreement. The closing of the purchase took place on March 14, 2014. A registration statement covering the resale of these shares was originally declared effective on June 16, 2014.

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

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete directors’ and officers’ questionnaires that elicit information about related party transactions.

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

During 2016, the Company paid $0.9 million to PWC and less than $0.1 million to Marcum for audit and audit related fees. During 2015, the Company paid $0.6 million to PwC and $0.1 million to Marcum for audit and audit related fees.

Audit Committee Approval

Our audit committee pre-approved all the services performed by PricewaterhouseCoopers Ltda. and Marcum LLP. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3) The following exhibits are filed as part of this Form 10-K

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Reorganization dated as of August 17, 2013 and as amended November 6, 2013, by and among the Company, Andina Merger Sub, Inc., Tecnoglass S.A., C.I. Energia Solar S.A. E.S. Windows and Tecno Corporation	By Reference	Schedule 14A	December 4, 2013
3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Form of First Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012
4.5	Form of Second Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 7, 2012
10.1	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.2	Indemnity Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.3	Additional Shares Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.4	Form of Lock-Up Agreement between the Company and Energy Holding Corporation	By Reference	8-K	August 22, 2013
10.5	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.6	Form of Subscription Agreement	By Reference	8-K	December 19, 2013
10.7	Form of Indemnification Agreement	By Reference	8-K	March 6, 2014
10.7	Purchase Agreement with E.S. Windows, LLC	Herewith
21	List of subsidiaries.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

Exhibit No.	Description	Included	Form	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2017.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer	March 10, 2017
Jose M. Daes	(Principal Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	March 10, 2017
Christian T. Daes

/s/ Joaquin Fernandez	Chief Financial Officer	March 10, 2017
Joaquin Fernandez	(Principal Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	March 10, 2017
A. Lorne Weil

/s/ Samuel R. Azout	Director	March 10, 2017
Samuel R. Azout

/s/ Juan Carlos Vilariño	Director	March 10, 2017
Juan Carlos Vilariño

/s/ Martha Byorum	Director	March 10, 2017
Martha Byorum

/s/ Julio A. Torres	Director	March 10, 2017
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Tecnoglass Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tecnoglass Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Ltda.

PricewaterhouseCoopers Ltda.

Barranquilla, Colombia

March 10, 2017

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$26,918	$22,671
Investments	1,537	1,470
Trade accounts receivable, net	92,297	67,080
Unbilled receivables on uncompleted contracts	6,625	9,868
Due from related parties	10,995	10,186
Other assets	16,089	7,798
Inventories	55,092	48,741
Prepaid expenses	1,183	3,353
Total current assets	210,736	171,167

Long term assets:
Property, plant and equipment, net	170,797	135,974
Long term receivables from related parties	-	2,536
Intangible assets	4,555	3,344
Goodwill	1,330	1,330
Deferred income taxes	-	640
Other long term assets	7,312	6,420
Total long term assets	183,994	150,244
Total assets	$394,730	$321,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$2,651	$17,571
Trade accounts payable	42,546	38,981
Dividend Payable	3,486	-
Due to related parties	3,668	1,362
Taxes payable	16,845	18,277
Labor liabilities	1,410	918
Warrant liability	-	31,213
Earnout share liability	-	13,740
Current portion of customer advances on uncompleted contracts	7,780	11,841
Total current liabilities	78,386	133,903

Earnout share liability	-	20,414
Deferred income taxes	3,523	3,384
Customer advances on uncompleted contracts	2,310	4,404
Long-term debt	196,946	121,493
Total long term liabilities	202,779	149,695
Total liabilities	$281,165	$283,598

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2016 and 2015	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 33,172,144 and 26,895,636 shares issued and outstanding at December 31, 2016 and 2015, respectively	3	3
Legal reserves	1,367	1,367
Additional paid capital	114,847	45,584
Retained earnings	26,548	22,028
Accumulated other comprehensive income (loss)	(29,200)	(31,169)
Total shareholders’ equity	113,565	37,813
Total liabilities and shareholders’ equity	$394,730	$321,411

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Years ended December 31,
	2016	2015

Operating revenue:
Customers	$295,274	$232,297
Related Parties	9,742	9,942
Total Operating Revenue	305,016	242,239

Cost of sales	192,369	151,381
Gross profit	112,647	90,858

Operating expenses:
Selling	32,267	27,603
Provision for bad debts and write offs	4,686	1,477
General and administration	27,846	22,186
Operating expenses	64,799	51,267

Operating income	47,848	39,591

Change in fair value of warrant liability	776	(24,901)
Change in fair value of earnout shares liability	4,674	(10,858)
Non-operating income, net	4,155	5,054
Foreign currency transaction gains (losses)	(1,387)	10,059
Interest expense	(16,814)	(9,274)

Income before taxes	39,252	9,671

Income tax provision	16,072	20,691
Net income (loss)	$23,180	$(11,020)

Comprehensive income:
Net income (loss)	$23,180	$(11,020)
Foreign currency translation adjustments	1,969	(19,738)
Total comprehensive income (loss)	$25,149	$(30,758)

Basic income (loss) per share	$0.79	$(0.42)

Diluted income (loss) per share	$0.77	$(0.42)

Basic weighted average common shares outstanding	29,231,054	26,454,469

Diluted weighted average common shares outstanding	30,253,068	26,454,469

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2016 and 2015

(In thousands, except share data)

	Ordinary Shares, $0.0001		Additional			Accumulated Other	Total
	Par Value		Paid in	Legal	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at January 1, 2015	24,801,132	$2	$26,140	$1,367	$30,119	$(11,431)	$46,197

Acquisition of entity under common control	734,400	-	-	-	4,338	-	4,338
Issuance of common stock	500,000	-	5,765	-	-	-	5,765

Exercise of warrants	1,001,848	1	13,679	-	-	-	13,680

Exercise of Unit Purchase Options	592,656	-	-	-	-	-	-

ESWindows distributions before acquisition	-	-	-	-	(1,409)	-	(1,409)

Foreign currency translation	-	-	-	-	-	(19,738)	(19,738)

Net loss	-	-	-	-	(11,020)	-	(11,020)

Balance at December 31, 2015	27,630,036	$3	$45,584	$1,367	$22,028	$(31,169)	$37,813

Acquisition of entity under common control	-	-	(4,320)	-	-	-	(4,320)

Issuance of common stock	2,500,000	-	30,279	-	-	-	30,279

Stock dividend	272,505	-	12,171	-	(12,171)	-	-

Cash dividend	-	-	-	-	(4,226)	-	(4,226)

Exercise of warrants	2,690,261	-	30,437	-	-	-	30,437

Exercise of Unit Purchase Options	58,297	-	404	-	-	-	404

Share based compensation	21,045	-	292	-	-	-	292

ESWindows distributions before acquisition	-	-	-	-	(2,263)	-	(2,263)

Foreign currency translation	-	-	-	-	-	1,969	1,969

Net Income	-	-	-	-	23,180	-	23,180

Balance at December 31, 2016	33,172,144	$3	$114,847	$1,367	$26,548	$(29,200)	$113,565

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,180	$(11,020)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for bad debts	4,686	1,477
Provision for obsolete inventory	238	(255)
Change in fair value of investments held for trading	(33)	10
Depreciation and amortization	15,522	12,464
(Gain) Loss on disposition of assets	(477)	232
Change in value of derivative liability	(21)	(69)
Change in fair value of earnout share liability	(4,674)	10,858
Change in fair value of warrant liability	(776)	24,901
Director Stock compensation	300	-
Deferred income taxes	(247)	(119)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade Accounts Receivable	(25,979)	(29,394)
Deferred income taxes	-	-
Inventories	(4,305)	(29,185)
Prepaid expenses	799	(1,503)
Other assets	(6,425)	(12,203)
Trade accounts payable	1,574	15,423
Taxes payable	(2,299)	14,055
Labor liabilities	439	221
Related parties	2,259	295
Advances from customers	(6,846)	6,323
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3,085)	$2,511

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	24,486	1,913
Proceeds from sale of property and equipment	686	4,470
Purchase of investments	(26,975)	(877)
Acquisition of property and equipment	(22,906)	(14,901)
CASH USED IN INVESTING ACTIVITIES	$(24,709)	$(9,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	196,468	113,274
Proceeds from the exercise of unit purchase options	404	-
Dividend distribution	(741)	-
ESW LLC distributions prior to acquisition	(2,263)	(1,409)
Proceeds from the exercise of warrants	800	-
Repayments of debt and capital leases	(163,126)	(102,356)
CASH PROVIDED BY FINANCING ACTIVITIES	$31,542	$9,509

Effect of exchange rate changes on cash and cash equivalents	499	720

NET INCREASE IN CASH	4,247	3,345
CASH - Beginning of year	22,671	19,326
CASH - End of year	$26,918	$22,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$8,696	$6,916
Taxes	$25,825	$13,212

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease and financial obligations	$19,641	$65,319
Payable to former shareholders of ESW LLC	$2,303	$-

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

In December 2016, as part of our strategy to vertically integrate our operations, we acquired 100% of the stock of ESW LLC, 85.06% of which was acquired directly by Tecnoglass and 14.94% by our subsidiary ES, for a total purchase price of $13.5 million, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9.2 million based on a stock price of $12.50, (ii) approximately $2.3 million in cash, and (iii) approximately US$2.0 million related to the assignment of certain accounts receivable.

The Acquisition is deemed to be a transaction between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at historical cost of the entity, with prior periods retroactively adjusted to furnish comparative information. See Note 3, Acquisitions within the Notes to these Consolidated Financial Statements for additional information.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Management’s Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Prior year financial information has been retroactively adjusted for an acquisition under common control. As the acquisition of ESW LLC was deemed to be a transaction between entities under common control, the assets and liabilities were transferred at the historical cost of ESW LLC, with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period they were controlled by ESW LLC in the Company’s financial statements. The accompanying financial statements and related notes have been retroactively adjusted to include the historical results and financial position of the acquired company prior to the acquisition date during the periods the assets were under common control. All financial information presented for the periods after the ESW LLC acquisition represent the consolidated results of operations, financial position and cash flows of the Company with retroactive adjustments of the results of operations, financial position and cash flows of the acquired company during the periods the assets were under common control.

The preparation of the accompanying consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and valuation of warrants and other derivative financial instruments.

Principles of Consolidation

These financial statements consolidate TGI, its indirect wholly-owned subsidiaries TG, ES and ESW LLC, and its direct subsidiaries Tecno LLC and Tecno RE, which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses.

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

The average exchange rate for the Colombian peso, the functional currency of the Company’s main subsidiaries, was 3,050.98 pesos per USD $1 and 2,743.39 pesos per USD $1 during the years ended December 31, 2016 and December 31, 2015, respectively. The spot exchange rate for the Colombian peso, as of December 31, 2016 and December 31, 201, was 3,000.71 pesos per USD $1 and 3,149.39 pesos per USD $1, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2016 and 2015, cash and cash equivalents were primarily comprised of deposits held in operating accounts in Colombia, Panama and United States. As of December 31, 2016 and 2015 the Company had no restricted cash.

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

We also have investments in income-producing real estate. This real estate is recorded at cost and is depreciated using the straight-line method over its estimated useful life. The depreciation and rental income associated with this real estate are recognized in the consolidated statement of operations. These investments are recorded within long term assets on the Company’s balance sheet.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowance for accounts receivable as of December 31, 2016 and 2015 amounted to $1.8 million and $0.2 million, respectively.

Concentration of Risks and Uncertainties

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company mitigates its cash risk by maintaining its cash deposits with major financial institutions in the United States and Colombia. At times the balances held at financial institutions in Colombia may exceed the Colombia government insured limits of the Ministerio de Hacienda y Crédito Público. The Company has not experienced such losses in such accounts. As discussed above, the Company mitigates its risk to trade accounts receivable by performing on-going credit evaluations of its customers.

Related party transactions

The Company has related party transactions such as sales, purchases, leases, guarantees, and other payments. We periodically performed a related party analysis to identify transactions to disclose. Depending on the transactions, we aggregate some related party information by type.

Inventories

Inventories of raw materials, which consist primarily of purchased and processed glass, aluminum, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or market. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet installed (work in process) are valued using the specific identification method. Cost for finished product inventory are recorded and maintained at the lower of cost or market. Cost includes raw materials and direct and applicable indirect manufacturing overheads. Also, inventories related to contracts in progress are included within work in process and finished goods, and are stated at using the specific identification method and lower of cost or market, respectively, and are expected to turn over in less than one year.

Reserves for excess or slow-moving raw materials inventories are updated based on historical experience of a variety of factors including sales volume and levels of inventories at the end of the period. The Company does not maintain allowances for the lower of cost or market for inventories of finished products as its products are manufactured based on firm orders rather than built-to-stock. The Company’s reserve for excess or slow-moving inventory amounted to $157 and $0 as of December 31, 2016 and 2015, respectively.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of our December 31, 2016, the Company’s market capitalization exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 7- Goodwill and Intangible Assets for additional information.

Intangible Assets

Intangible assets with definite lives subject to amortization are amortized on a straight-line basis. We also review these intangibles for impairment when events or significant changes in circumstance indicate that the carrying value may not be recoverable. Events or circumstances that indicate that impairment testing may be required include the loss of a significant customer, loss of key personnel or a significant adverse change in business climate or regulations. There were no triggering events or circumstances noted and as such no impairment was needed for the intangible assets subject to amortization. See Note 7 - Goodwill and Intangible Assets for additional information.

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

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. As of December 20, 2016, the Company no longer has warrants outstanding.

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

When the warrants are exercised for ordinary shares, the Company re-measures the fair value of the exercised warrants as of the date of exercise using available fair value methods and records the change in fair value in the consolidated statement of operations, and records the fair value of the exercised warrants as additional paid in capital in the shareholders equity section of the Company’s consolidated balance sheet. The Company’s warrants expired per their own terms on December 20, 2016 (See Note 15 – Warrant liability and Earnout Shares for additional information).

Earnout shares liability

In accordance with ASC 815 - Derivatives and hedging, the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the consolidated statements of operations and comprehensive income. Earnout shares are released from the escrow account upon achievement of the conditions set forth in the earnout share agreement. At this time the shares are recorded out of the earnout share liability and into common stock and additional paid in capital within the shareholders equity section of the Company’s consolidated balance sheets. As of December 31, 2016 there is no earnout shares liability recorded (See Note 15 – Warrant Liability and Earnout Share Liability for additional information).

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

During the year ended December 31, 2016, holders of UPO’s exercised 584,099 unit options (one share and one warrant) and simultaneously exercised the underlying warrants on a cashless basis, resulting in the issuance of 79,342 ordinary shares and proceeds of $404. Pursuant to the expiration of the Company’s ordinary warrants on December 20, 2016, the 8,559 UPO’s still outstanding as of December 31, 2016 will only result in the issuance of one share upon exercise until their expiration in March of 2017.

Because of the UPOs are accounted for in shareholders’ equity as instruments indexed to the Company’s own equity, and no cash or other consideration was received or liabilities were settled, there is no measurement or re-measurement of fair value for the purposes of reclassification out of retained earnings into additional paid in capital (see Note 16 – Commitments and Contingencies).

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires compensation costs related to share-based transactions, including employee stock options, to be recognized based on fair value. The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. In October 2015, the Company authorized to grant each non-employee director $50,000 worth of ordinary shares of the Company payable annually and first payment was made in October 2016. In November 2016 the Company authorized additional payment of $8,000 on an annual basis to members of the Company´s audit Committee members and $18,000 on an annual basis to the chair of the audit committee, all of whom are members of the board of directors.

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

Level 1: Quoted prices in active markets for identical assets or liabilities.

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

See Note 12 - Fair Value Measurements.

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

Revenues from fixed price contracts, which amount to approximately 16.0% and 21.6% of the Company’s sales for the year ended December 31, 2016 and 2015, respectively, are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of products, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and do not have a material effect on the Company’s financial statements.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses.

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis - value added taxes paid for goods and services purchased is netted against value added tax collected from customers and the net amount is paid to the government. The current value added tax rate in Colombia for all of the Company’s products is 19%. A municipal industry and commerce tax (ICA) sales tax of 0.7% is payable on all of the Company’s products sold in the Colombian market.

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

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2016 and 2015 amounted to approximately $1,293 and $958, respectively.

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

The Company presents deferred tax assets and liabilities net as either a non-current asset or liability, depending on the net deferred tax position. Presentation of deferred assets and liability on previously issued financial statements separated current deferred income taxes from non-current income taxes.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Earnings per Share

The Company computes basic earnings per share by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. See Note 17 - Shareholders’ Equity for further detail on the calculation of earnings per share.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides amendments to ASC No. 805, “Business Combinations,” which clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 provides amendments to ASC No. 350, “Intangibles - Goodwill and Other” (“ASC 350”), which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 provides amendments to ASC No. 230, “Statement of Cash Flows,” which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update are effective retrospectively during interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

On October 24, 2016, the FASB issued Accounting Standards Update 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarification on certain topics within ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), including assessing collectability, presentation of sales taxes, the measurement date for non-cash consideration and completed contracts at transition, as well as providing a practical expedient for contract modifications at transition. The effective date and transition requirements for the amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), which resulted in the reclassification of debt issuance costs from “Other Assets” to inclusion as a reduction of our reportable “Long-Term Debt” balance on our consolidated balance sheets. Since ASU 2015-03 does not address deferred issuance costs for line-of-credit arrangements, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (ASU 2015-15), in August 2015. ASU 2015-15 allows a company to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, classify them as an asset, and amortize them over the term of the arrangements. We elected to adopt ASU 2015-03 early, with full retrospective application as required by the guidance, and ASU 2015-15, which was effective immediately. These standards did not have a material impact on our consolidated balance sheets and had no impact on our cash flows provided by or used in operations for any period presented.

In December 2016, the FASB issued Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, (“ASU 2016-20”). The purpose of ASU 2016-20 is to amend certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. We evaluated the impact of ASU No. 2014-15 and its related disclosures, and these standards had no impact to our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent for each tax-paying jurisdiction in the Balance Sheet. Previous disclosures required entities to separate deferred tax assets and liabilities into a current amount and a noncurrent amount for each tax-paying jurisdiction. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those years. ASU 2015-17 can be early adopted for any period that has not been issued on a prospective or retrospective basis. We adopted ASU 2015-17 during the fourth quarter of 2016 on a retrospective basis and the impact on our consolidated financial statements are reflected in Note 11 – Income Taxes.

Note 3.	ESWindows Acquisition

On December 2, 2016, we acquired 100% of the stock of ESW LLC, 85.06% of which was acquired directly by Tecnoglass and 14.94% by our subsidiary ES, for a total purchase price of $13.5 million, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9.2 million based on a stock price of $12.50, (ii) approximately $2.3 million in cash, and (iii) approximately $2.0 million related to the assignment of certain accounts receivable from Ventanas Solar S.A. (“VS”).

VS, a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. During 2015 and 2014, the Company and VS executed a short-term payment agreement and a three-year payment agreement that were mainly created to fund working capital to VS due the timing difference between the collections from VS’s customers. On December 2, 2016 the outstanding amount of $2,016 was reassigned to the former shareholders of ESW LLC as part of the consideration paid for the acquisition of ESW. As a result, the Company does not have any outstanding receivable under these payment agreements as of December 31, 2016. See Note 13 – Related Parties for more information.

The Company incurred expenses for $82 of acquisition related costs which are recorded in operating expenses in the Company’s results of operations. Of the 734,400 shares paid in consideration for the acquisition of ESW LLC, 80,000 shares were placed in Escrow for indemnification to the Company for a period of 18 months after the closing date.

As the Acquisition of ESW LLC was deemed to be a transaction between entities under common control, the assets and liabilities were transferred at the historical cost of ESW LLC, with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period they were controlled by the previous owners of ESW LLC in the Company’s financial statements.

The Company recorded the acquisition of ESW as following:

1.         The Company consolidated the total assets and liabilities of ESW after taking into account intercompany eliminations and audit adjustments for the year 2015. Since the consolidation was done retrospectively, the Company adjusted the beginning balance of the following accounts to include ESW’s balances as of January 1st, 2015.

	January 1, 2015
	Prior to acquisition	Effect of Acquisition	After acquisition

Retained Earnings	$30,119	$4,338	$34,457
Total Shareholders’ Equity	$46,197	$4,338	$50,535

2.        Once the opening balance for retained earnings reflected the acquisition, the Company disclosed on the Shareholders’ Equity Statement and the Cash Flow Statement the distributions made by ESW to its former shareholders, which reduced retained earnings for $1,409 and $2,263 for 2015 and 2016, respectively.

3.        The consideration paid by the Company to acquire ESW included $2.3M in cash which is payable during 2017 and $2M in accounts receivable. The total of $4.3M decreased additional paid-in capital in order to consider the impact of the consideration paid.

4.        The consideration related to the shares issued as form of payment impacted the outstanding number of shares by 734,400. The value of the 734,400 shares is equivalent to the carrying amount of the net assets transferred, even if the fair value of the equity is reliably determinable. Since the acquisition is accounted for under common control and the transfer occurs at historical cost the fair value of the shares for $9.2M have no impact on the Company’s equity.

The following table includes the financial information as originally reported and the net effect of the ESW acquisition after elimination of intercompany transactions.

	December 31, 2015
	Prior to acquisition	Net effect of acquisition	After acquisition

Total Assets	$316,199	$5,212	$321,411
Total Sales	$238,833	$3,406	$242,239

Net income (loss)	$(12,765)	$1,745	$(11,020)
Basic income per share	$(0.50)	$0.09	$(0.42)
Diluted income per share	$(0.50)	$0.09	$(0.42)
Basic weighted average common shares outstanding	25,720,469	734,400	26,454,469
Diluted weighted average common shares outstanding	25,720,469	734,400	26,454,469

The number of basic and diluted weighted average common shares outstanding prior to the acquisition of ESW LLC includes 272,905 shares issued after the financial statements for the year ended December 31, 2015 were issued related to a stock dividend in November 2016.

The following table includes a reconciliation of the financial information for the year ended December 31, 2016 as being reported, the net effect of the ESW acquisition after elimination of intercompany transactions, and the financial information that would have been, had the Company not acquired ESW LLC:

	December 31, 2016
	Without acquisition	Net effect of acquisition	Considering acquisition

Total Assets	$392,527	$2,203	$394,730
Total Sales	$299,972	$5,044	$305,016

Net income (loss)	$23,277	$(97)	$23,180
Basic income per share	$0.82	$(0.03)	$0.79
Diluted income per share	$0.79	$(0.02)	$0.77
Basic weighted average common shares outstanding	28,497,054	734,400	29,231,054
Diluted weighted average common shares outstanding	29,519,068	734,400	30,253,068

Note 4.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	December 31,
	2016	2015
Trade accounts receivable	$94,380	$67,269
Less: Allowance for doubtful accounts	(2,083)	(189)
	$92,297	$67,080

The changes in allowances for doubtful accounts for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Balance at beginning of year	$189	$110
Provision for bad debts	4,686	1,477
Deductions and write-offs, net of foreign currency adjustment	(2,792)	(1,398)
Balance at end of year	$2,083	$189

Note 5.	Other Assets

Other assets consists of the following

	December 31,
	2016	2015
Advances to Suppliers and Loans	$716	$822
Prepaid Income Taxes	14,080	6,069
Employee Receivables	489	335
Other Creditors	804	572
	$16,089	$7,798

Note 6.	Other Long Term Assets

	December 31,
	2014	2015
Real estate investments	$5,125	$4,944
Cost method investment	500	-
Other long term assets	1,687	1,476
	$7,312	$6,420

Note 7.	Goodwill and Intangible Assets

Goodwill

The only goodwill the Company has on its balance sheet is in connection with the acquisition of Glasswall LLC from 2014, which amounts to $1,330. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. For purposes of testing goodwill for impairment as of December 31, 2016, the Company compared its market capitalization amounting to $406 million to its book value of equity amounting to $113.6 million. No goodwill impairment was necessary since the Company’s market capitalization exceeded its book value of equity.

During 2016 and 2015 there was no impairments, foreign currency exchange movements, or acquisitions and as such the goodwill balance did not change after the measurement period adjustment related to December 31, 2014.

Intangible Assets, Net

Intangible assets, net include the following Miami-Dade County Notices of Acceptances (NOA’s) which are certificates in the required to market hurricane-resistant glass in Florida:

	December 31,
	2016	2015
Gross amount	$8,524	$6,446
Accumulated Amortization	(3,969)	(3,102)
Intangible assets, net	$4,555	$3,344

The weighted average amortization period is 10 years.

During the twelve months ended December 31, 2016 and December 31, 2015, the amortization expense amounted to $825 and $1,658, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2016 is as follows:

Year ending	(in thousands)
2017	$412
2018	412
2019	412
2020	412
2021	412
Thereafter	2,495
$4,555

Note 8.	Inventories

Inventories are comprised of the following

	December 31, 2016	December 31, 2015
Raw materials	$40,219	$38,984
Work in process	5,606	3,451
Finished goods	4,124	2,875
Stores and spares	5,016	3,190
Packing material	284	241
	55,249	48,741
Less: inventory allowances	(157)	-
	$55,092	$48,741

The changes in inventory allowance for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Balance at beginning of year	$-	$292
Expense (recovery)	238	(255)
Deductions	(84)
Foreign currency adjustment	3	(37)
Balance at end of year	$157	$-

Note 9.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31, 2016	December 31, 2015

Building	$50,887	$41,804
Machinery and equipment	132,333	107,179
Office equipment and software	4,980	3,528
Vehicles	1,648	1,402
Furniture and fixtures	2,141	1,569
Total property, plant and equipment	191,989	155,482
Accumulated depreciation	(49,277)	(33,018)
Net book value of property and equipment	142,712	122,464
Land	28,085	13,510
Total property, plant and equipment, net	$170,797	$135,974

In July 2016, TG paid $10.5 million to acquire a lot adjacent to the Company’s facilities to expand the manufacturing facilities.

Depreciation expense was $14,508 and $10,806 for the years ended December 31, 2016 and 2015.

Included within the table above are Property, plant and equipment under capital lease, which are comprised of the following:

	December 31, 2016	December 31, 2015
Buildings	$3,651	$3,625
Land	22,536	8,375
Machinery and Equipment	17,443	26,384
Total assets under capital lease	43,630	38,384
Accumulated Depreciation	(7,657)	(3,822)
Total assets under capital lease, net	$35,973	$34,562

For more information on capital lease obligations see Note 10 - Debt. Differences between capital lease obligations and the value of property, plant and equipment under capital lease arise from differences in the maturities of capital lease obligations and the useful lives of the underlying assets. Pursuant to the issuance of the senior unsecured note issued in January 2017, the Company repaid all its capital lease obligations and acquired the underlying assets.

The roll forward of Property, plant and equipment for the years ended December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Property, Plant and Equipment
Beginning balance	$168,992	$135,626
Acquisitions	42,719	80,220
Purchase price allocation adjustment	-	1,170
Disposals	(381)	(2,114)
Reclassification to investment property	-	(5,080)
Effect of Foreign currency translation	8,744	(40,830)
Ending Balance	$220,074	$168,992

Accumulated Depreciation
Beginning Balance	$(33,018)	$(31,646)
Depreciation Expense	(14,508)	(9,906)
Disposals		19
Reclassification to investment property		161
Effect of Foreign Currency Translation	(1,751)	8,354
Ending balance	$(49,277)	$(33,018)
Property, plant and Equipment, Net	$170,797	$135,974

The effect of foreign currency translation is the adjustment resulting from translating the amounts from Colombian Pesos, functional currency of some of the Company’s subsidiaries, into U.S. Dollars, the reporting currency.

Note 10.	Debt

The Company’s debt is comprised of the following:

	December 31, 2016	December 31, 2015
Revolving lines of credit	$13,168	$4,640
Loans	162,733	108,342
Capital Lease	23,696	26,082
Total obligations under borrowing arrangements	$199,597	$139,064
Less: Current portion of long-term debt and other current borrowings	2,651	17,571
Long-term debt	$196,946	$121,493

At December 31, 2016, the Company owed approximately $199,597 under its various borrowing arrangements with several banks in Colombia and Panama including obligations under various capital leases as discussed below. This balance includes $2,597 of deferred transaction costs which are reducing the debt balance.

The Company’s loans amounting to $162,733 have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.8 % to 22.6%. These loans are generally secured by substantially all the Company’s real estate. As of December 31, 2016 and 2015, the Company had $114,198 and $52,964 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

On January 23, 2017, the Company successfully issued a U.S. dollar denominated, $210 million offering of 5-year senior unsecured notes at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to Qualified Institutional Buyers. The Company will use approximately $179 million of the proceeds to repay outstanding indebtedness and as a result will achieve a lower cost of debt and strengthen its capital structure given the non-amortizing structure of the new bond. Of these repayments, $59,444 were used to refinance short term debt into long term debt. The Company’s consolidated balance sheets as of December 31, 2016 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date, as per guidance of ASC 470, which states that a short-term obligation shall be excluded from current liabilities if the entity intends to refinance the obligation on a long-term basis and the intent to refinance the short-term obligation on a long-term basis is supported by a post-balance-sheet-date issuance of a long-term obligation.

On January 7, 2016, the Company entered into a $109.5 million, seven-year senior secured credit facility. Proceeds from the new facility were used to refinance $83.5 million of existing debt. Approximately $51.6 million of the new facility were used to refinance short term debt as long term debt. The Company’s consolidated balance sheets as of December 31, 2015 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date. This credit facility was prepaid pursuant to the senior unsecured note issued in January 2017.

The mortgage loan with TD Bank secured by Tecno RE in December 2014 to finance the acquisition of real property in Miami-Dade County, Florida with an outstanding balance of $3,538 as of December 31, 2016, contained a covenant requiring a 1.0:1 debt service coverage ratio measured on an annual basis. Such covenant was mutually agreed to be terminated during 2016.

The Company had $8,366 and $8,524 of property, plant and equipment as well as $4,757 and $0 of other long term assets pledged to secure $109,193 and $48,056 under various lines of credit as of December 31, 2016 and 2015, respectively. Differences between pledged assets and the amount secured is related to the difference between carrying value of such assets recorded at historical cost and the guarantees issued to the banks which are based on the market value of the real estate. Pursuant to the issuance of the unsecured senior note issued in January of 2017 and repayment of $176,899 million of outstanding indebtedness, $8,366 of pledged property plant and equipment were released to the Company.

New obligations entered during 2016 had similar conditions to debt existing at the beginning of the period. Net proceeds from debt for the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
	2016	2015
Proceeds from debt	$196,468	$113,455
Repayments of debt	(163,126)	(102,356)
	$33,342	$11,099

Additionally, the Company obtained additional financial obligations related to the acquisition of assets under capital lease and financial obligations for $19,641 and $65,319 during the years ended December 31, 2016 and 2015, respectively.

Maturities of long term debt and other current borrowings are as follows as of December 31, 2016:

Year Ending December 31,
2017	$2,651
2018	2,303
2019	2,312
2020	2,323
2021	2,334
Thereafter	187,674
Total	$199,597

Revolving Lines of Credit

The Company has approximately $12,162 available in several lines of credit under a revolving note arrangement as of December 31, 2016. The floating interest rates on the revolving notes are between DTF+4.2% and DTF+7%. DTF is the primary measure of interest rates in Colombia. The notes are secured by all assets of the Company. At December 31, 2016 and 2015, $13,168 and $4,640 were outstanding under these lines, respectively. Pursuant to the issuance of the senior unsecured note issued in January 2017, the Company repaid all outstanding balances under these lines of credit.

Capital Lease Obligations

As of December 31, 2016 the Company was obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to approximately $23,696. The present value of the minimum lease payments was calculated using discount rates ranging from 10.9% to 12.9%. Differences between capital lease obligations and the value of property, plant and equipment arise from differences in the maturities of capital lease obligations and the useful lives of the underlying assets. Pursuant to the issuance of the senior unsecured note issued in January 2017, the Company repaid all its capital lease obligations.

Interest expense for the year ended December 31, 2016 and 2015 was $16,814 and $9,274, respectively. The increase is associated to the added debt to address the company´s growth capital expenditure requirements. During the years ended December 31, 2016 and 2015, the Company capitalized interests in the amounts of $377 and $1, 383, respectively.

Note 11.	Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia. On December 28, 2016, the Colombian congress enacted a structural tax reform that took effect on January 1, 2017 which reduces corporate income tax from 42% to 40% for fiscal year 2017, 37% in 2018 and 33% in 2019 and thereafter. As a result of the Colombian tax reform from December 28, 2016, the Company’s net deferred tax liability decreased $586 as of December 31, 2016.

ESW LLC is an LLC that was not subject to income taxes during the year 2015 and the eleven months period ending December 2, 2016, since it was a pass-through entity for tax purposes. ESW LLC was converted to a C-Corporation and will be subject to income taxes starting on December 3, 2016. The estimated income tax rate for C-Corporations ranges between 10% and 39.5%. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands and Panama do not currently have any tax obligations.

The components of income tax expense (benefit) are as follows:

	December 31,
	2016	2015
Current income tax
Colombia	$16,319	$20,810
Deferred income Tax
Colombia	(247)	(119)
Total Provision for Income Tax	$16,072	$20,691

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	December 31,
	2016	2015
Income tax expense at statutory rates	40.0%	39.0%
Non-deductible expenses	1.2%	224.3%
Non-taxable income	-0.3%	-2.2%
Effective tax rate	40.9%	261.1%

The Company’s effective tax rate of 261% for the year ended December 31, 2015 reflects non-deductible losses of $24,901 due to the change in fair value of the Company’s warrant liability during the year ended December 31, 2015 which contributed to 122.5 percentage points in the reconciliation of the Company’s effective income tax rate to the statutory rate and non-deductible losses of $10,858 due to the change in fair value of the Company’s earnout share liability during the year ended December 31, 2015, which contributed to 53.4 percentage points percentage points in the reconciliation of the Company’s effective income tax rate to the statutory rate. Comparably, the Company had nontaxable gains of $776 and $4,674 related to the change in the fair value of warrant liability and earnout share liability during the year ended December 31, 2016.

There were no other individual items that contributed 5 percentage points or more in the reconciliation of the Company’s effective tax rate and the statutory rate during the years ended December 31, 2016 and 2015.

The Company has the following net deferred tax assets and liabilities:

	December 31,
	2016	2015
Deferred tax assets:
Accounts Receivable Clients - not delivered FOB	$930	$2,402
Property, plant and equipment adjustments	564	327
Financial Liabilities	24	-
Deferred profit on other assets	107	433
Provision Inventory obsolescence	36	-
Total deferred tax assets	$1,661	$3,162

Deferred tax liabilities:
Inventory - not delivered FOB	$1,507	$1,646
Unbilled receivables uncompleted contracts	2,649	3,947
Depreciation	1,028	311
Financials Liabilities	-	2
Total deferred tax liabilities	$5,184	$5,906

Net deferred tax	$3,523	$2,744

Net deferred tax is presented on the balance sheet as follows:

	December 31,
	2016	2015
Long term deferred income tax asset	$-	$640
Less: long term deferred income tax liability	3,523	3,384

Presentation of deferred assets and liability on previously issued financial statements presented a separate line item current and non-current portions of deferred tax assets and liabilities. In observance of ASU 2015-17, the Company now presents total net deferred tax asset or liability as a non-current asset or liability. The netting of long term net deferred tax asset and short term deferred tax liability as the Company adopted this new accounting pronouncement retroactively resulted in a reclassification of current deferred tax liability to non-current liability as of December 31, 2015. Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for more information on this recently issued accounting pronouncement.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of December 31, 2016. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business and may be subject to inspection by the Colombian tax authorities for a period of up to two years until the statute of limitations period elapses.

Note 12.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Quotes	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	505	-	-
Interest Rate Swap Derivative Liability	-	23	-

	Quotes	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	428	-	-
Earnout Shares Liability	-	-	34,154
Warrant Liability	-	-	31,213

Interest Rate Swap Derivative Liability	-	42	-

As of December 31, 2016, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 10 - Debt. The fair value of long term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	December 31
	2016	2015
Fair Value	190,190	138,347
Carrying Value	196,786	121,493

Note 13.	Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	At December 31,	At December 31,
	2016	2015
Assets
Current Assets
Due from VS	$9,143	$6,895
Due from other related parties	1,852	3,291
	$10,995	$10,186

Long Term Trade receivable from VS	$-	$2,536
Investments	-	64

Liabilities
Due to related parties	$(3,668)	$(1,362)

	December 31, 2016	December 31, 2015

Revenues	$9,742	$9,942
Interest Income	235	451

Expenses-
Fees paid to Directors and Officers	2,579	1,871
Paid to other related parties	2,395	3,036

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year ended December 31, 2016 and 2015 were $8,269 and $5,437, respectively.

During 2015 and 2014, the Company and VS executed a short-term payment agreement and a three-year payment agreement that were mainly created to fund working capital to VS due the timing difference between the collections from VS’s customers. The interest rate of these payment agreements is Libor + 4.7% paid semiannually and Libor +6.5% paid monthly for the short-term agreement and the three-year agreement, respectively. On December 2, 2016 the outstanding amount of $2,016 was reassigned to the former shareholders of ESW LLC as part of the consideration paid for the acquisition of ESW. As a result, the Company does not have any outstanding receivable under these payment agreements as of December 31, 2016.

Due from other related parties as of December 31, 2016 includes $411 due from Daesmo, and $537 from Consorcio Ventanar ESW - Boca Grande. Due from other related parties as of December 31, 2015 includes $657 due from Daesmo, $524 from Consorcio Ventanar ESW - Boca Grande. Also included within due from other related parties as of December 31, 2015 is a loan to Finsocial, a company that makes loans to public school system teachers with balance of $256.

Due to related party includes a $2,303 payable to the former shareholders of ESW LLC as part of the consideration paid for the acquisition (See Note 3 – ESWindows for further details). During the years ended December 31, 2016 and 2015, ESW LLC made distributions to its former shareholders amounting to $2,263 and 1,409, respectively, which are distributions made prior to acquisition date, as further described in Note 3 – ESWindows Acquisition.

Paid to other related parties during the year ended December 31, 2016 include charitable contributions to the Company’s foundation for $1,340, sales commissions for $392 and other services for $663.

Included within the amount due to related parties is a note payable to shareholder for $79 as of December 31, 2016. From September 5, 2013 to November 7, 2013 A. Lorne Weil loaned the Company $150 of which $70 was paid at closing of the Merger and $80 remained unpaid as of December 31, 2014 and December 31, 2013. During the second quarter of 2014, the Company paid $1 and a balance of $79 remains unpaid as of December 31, 2016 and 2015.

Analysis of variable interest entities

The Company conducted an evaluation of its involvement with all its significant related party business entities as of December 31, 2016 and 2015 in order to determine whether these entities were variable interest entities (“VIE”) requiring consolidation or disclosures in the financial statements of the Company. The Company evaluated the purpose for which these entities were created and the nature of the risks in the entities as required by the guidance under ASC 810-10-25 - Consolidation and related Subsections.

From all the entities analyzed, only two entities, ESW LLC and VS, resulted in having variable interests. However, as of the date of the initial evaluation and for the year ended December 31, 2015, the Company concluded that both entities are not deemed VIEs and as such these entities should not be consolidated within the Company’s consolidated financial statements. However, on December 2016, we acquired 100% of the equity of ESW LLC, and the acquisition was deemed to be transactions between entities under common control. As such, the assets and liabilities were transferred at the historical cost of ESW LLC, with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period they were controlled by ESW LLC in the Company’s financial statements (See Note 3 – ESWindows Acquisition for additional information).

Note 14.	Derivative Financial Instruments

In 2012, the Company entered into three interest rate swaps (IRS) contracts as economic hedges against interest rate risk through 2017, and two currency forward contracts as economic hedges against foreign currency rate risk on U.S. dollar loans. The currency forwards expired in January 2014. Hedge accounting treatment per guidance in ASC 815-10 and related Subsections was not pursued at inception of the contracts. Changes in the fair value of the derivatives are recorded in current earnings. The derivatives were recorded as a liability on the Company’s balance sheet at an aggregate fair value of $23 and $42 as of December 31, 2016 and 2015, respectively. Pursuant to the senior unsecured note issued in January of 2017, the Company repaid the underlying obligations and terminated the interest rate swaps (See Note 21. Subsequent events for further information).

Note 15.	Warrant Liability and Earnout Shares Liability

Warrant Liability

The fair value of the warrant liability was determined by the Company using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term because of the down round protection. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of valuation. Expected dividend yield is based on historical trends. The Company measures volatility using a blended weighted average of the volatility rates for several similar publicly-traded companies. The inputs to the model were as follows:

December 31, 2015
Stock Price	$13.74
Dividend Yield	*
Risk-free rate	0.65%
Expected Term	0.97
Expected Volatility (level 3 input)	37.69%

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

On December 20, 2016, the ordinary warrants expired by their terms. There were 1,275,823 warrants outstanding as of September 30, 2016 following completion of the Company’s September 2016 warrant exchange offer. Of such amount, 1,265,842 warrants were exercised prior to the expiration of the warrants, resulting in 478,218 ordinary shares being issued, with the remaining unexercised warrants expiring by their terms. The warrant liability associated with the warrants was reclassified into equity once adjusted to fair value at the date of expiration.

In the year ended December 31, 2016, the Company recorded a gain of $4,675 in the consolidated statement of operations for the change in fair value of exercised warrants and recorded $26,502 as additional paid-in capital in the shareholders’ equity section of the Company’s consolidated balance sheet as below:

	Number of Warrants	Average Value	Fair Value
Opening balance as of January 1, 2015	9,097,430	$2.19	$19,991

Change in fair value to the date of cashless exercise charged to income statement	2,325,924	$3.69	$8,591
Fair value of warrants exercised credited to shareholders equity	2,325,924	$5.88	$(13,679)
Change in fair value of unexercised warrants remaining at December 31, 2015	6,771,506	$2.41	$16,310

Closing balance as of December 31, 2015	6,771,506	$4.61	$31,213

Change in fair value to the date of cashless exercise charged to income statement	6,761,525	$0,11	$(738)
Fair value of warrants exercised credited to shareholders equity	6,761,525	$4,50	$(30,437)
Change in fair value of unexercised warrants expired on December 20, 2016.	9,981	$3,76	$(38)

Closing balance as of December 31, 2016	-	$-	$-

Net gain on exercise of warrants	6,761,525	$4,38	$(31,375)
Total change in warrant liability due exercise of warrants and change in fair value of remaining warrants			$(31,213)

Earnout Shares Liability

The fair value of the earnout shares liability is calculated using a Monte Carlo simulation, whereby future net revenue was simulated over the earnout period using a geometric Brownian Motion. Our model utilized management’s forecasted net sales and was performed in a risk-neutral environment. The inputs to the model were as follows:

December 31, 2015
Stock Price	$13.74
Risk-free rate	0.41%
Expected Term	1 year
Asset Volatility (level 3 input)	38%
Equity Volatility (level 3 input)	45%

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

The table below provides a reconciliation of the beginning and ending balances for the earnout shares liability measured using significant unobservable inputs (Level 3):

Balance - December 31, 2014	$29,061
Fair value adjustment for year ended December 31, 2014	10,858
Fair value of earnout shares issued credited to shareholders’ equity	(5,765)
Balance at December 31, 2015	$34,154
Fair value adjustment for year ended December 31, 2016	(4,674)
Fair value of earnout shares issued credited to shareholders’ equity	(29,480)
Balance at December 31, 2016	$-

Pursuant to the business combination closed on December 20, 2012, the Company issued 500,000 ordinary shares upon achievement of the EBITDA target for the year ended December 31, 2014 and 1,000,000 ordinary shares upon achievement of the EBITDA target for the year ended December 31, 2015. Additionally, on December 20, 2016, we notified the Escrow Agent that the earnout target for the year ended December 31, 2016 had been met in full, notwithstanding the fact that the audit of such period had not yet been completed. Through November 30, 2016, Tecnoglass had achieved an EBITDA substantially higher than the one between $40 million and $45 million required to trigger the release of the shares from escrow. As a result, Tecnoglass instructed the Escrow Agent to release the remaining 1,500,000 ordinary shares held in escrow to Energy Holding Corp., the former stockholder of Tecnoglass prior to the Business Combination and an affiliate of Jose M. Daes, our Chief Executive Officer, and Christian T. Daes, our Chief Operating Officer.

Note 16.	Commitments and Contingencies

Guarantees

As of December 31, 2016, the Company does not have guarantees on behalf of other parties.

Legal Matters

On March 2, 2016 ES filed a lawsuit against Bagatelos Architectural Glass Systems, Inc. (“Bagatelos”) in Colombia. In addition, we also filed a lawsuit against Bagatelos in the State of California for breach of contract. To lift the lien declared by the Court in California, Bagatelos submitted a bond for $2.0 million in favor of ES and its release is subject to the court’s ruling. This bond is a “mechanics lien surety bond” which guarantees ES payment of the amounts due with interest and costs should the Company win the case. Mediation scheduled for February 17, 2017 was unsuccessful and parties continue discovery. Bagatelos as defendant presented a cross complaint on September 23, 2016 seeking damages of approximately $3 million. Although we already received a payment order from the Colombian judge, the Company continues to pursue its rights, remedies and defenses in the U.S. We received on January 31, 2017 a case update from our U.S. counsel stating that due to ES’ favorable terms and conditions and the fact that Bagatelos has overstated their claim and ignored their contractual duties, it is probable that the Company will be able to recover the outstanding amount of $2.0 million.

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

As of December 31, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2016, a total of 33,172,144 Ordinary shares were issued and outstanding.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Numerator for basic and diluted earnings per shares
Net Income (Loss)	$23,180	$(11,020)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	29,231,054	26,454,469
Effect of dilutive securities and stock dividend	1,022,014	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	30,253,068	26,454,469

Basic earnings per ordinary share	$0.79	$(0.42)
Diluted earnings per ordinary share	$0.77	$(0.42)

The weighted average number for shares outstanding for calculation of basic earnings per share for the year ended December 31, 2016 and 2015 considers 734,400 ordinary shares issued as part of the consideration paid the acquisition of ESW LLC, acquisition of an entity under common control as further described in Note 3, and as per ASC 260 – Earnings Per Share, 272,505 ordinary shares issued about the share dividend paid in November of 2016.

The effect of dilutive securities includes 8,559 potential shares from outstanding Unit Purchase Options, and 1,013,455 from the potential dividend for the third and fourth stock dividend election. The calculation of diluted earnings per share for the year ended December 31, 2015 excludes the effect of 3,502,079 dilutive securities because their inclusion would be antidilutive due to the net loss for the period.

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2016, no awards had been made under the 2013 Plan.

Dividend

The Company has authorized the payment of four regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis, with the first quarterly dividend being payable on November 1, 2016. The dividends are payable in cash or ordinary shares, at the option of the holders of ordinary shares. In connection with the first quarterly dividend payable on November 1, 2016, Energy Holding Corp., the majority shareholder of the Company, elected to receive such dividend in ordinary shares, as opposed to cash. Moreover, retroactively effective as of September 23, 2016 (the first date of the election period for the first quarterly dividend), Energy Holding Corp. irrevocably elected to receive the next three quarterly dividends in ordinary shares, as opposed to cash. On November 1, 2016 the Company paid $789 and issue 272,505 shares for the first quarterly dividend to shareholders of record as of the close of business on September 23, 2016.

On December 7, 2016, the Company announced the timing for the payment of its declared regular quarterly dividend of $0.125 per share for the fourth quarter 2016. The dividend was paid on February 1, 2017 to shareholders of record as of the close of business on December 29, 2016. The dividend was paid in cash or ordinary shares, to be chosen at the option of holders of ordinary shares during an election period beginning December 29, 2016 and lasting until January 20, 2017. The value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares was calculated using the average of the closing price of the Company’s ordinary shares on NASDAQ during the three day period from January 18, 2017 through January 20, 2017 which was $11.74. On February 1, 2016, the Company issued 306,579 ordinary shares and paid $564 in connection with the second quarterly dividend.

Note 18.	Segment and Geographic Information

The Company has one operating segment, Architectural Glass and Windows, which is also its reporting segment, comprising the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and windows products sold to the construction industry.

In reviewing the Company’s segmentation, the Company followed guidance under ASC 280-10-50-1 which states that “an operating segment is a component of a public entity that has all of the following characteristics: (i) it engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity), (ii) its operating results are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and (iii) its discrete financial information is available. Based on the Company’s review discussed below, the Company believes that its identification of a single operating and reportable segment - Architectural Glass and Windows - is consistent with the objectives and basic principles of Segment Reporting, which are to “help financial statement readers better understand the public entity’s performance, better assess its prospects for future net cash flows and make more informed judgments about the public entity as a whole.”

The Company analyzed the Company’s segmentation after the acquisition of ESW LLC and concluded that the operations of ESW LLC fall within our single operating segment, Architectural Glass and Windows.

The following tables present geographical information about external customers and revenues from external customer by product groups. Geographical information is based on the location where there the sale was originated.

	December 31,
	2016	2015
Colombia	$98,758	$81,290
United States	189,985	145,207
Panama	9,444	7,329
Other	6,829	8,413
Total Revenues	$305,016	$242,239

	December 31,
	2016	2015
Glass and framing components	$89,850	$85,034
Windows and architectural systems	215,166	157,205
Total Revenues	$305,016	$242,239

Excluding related parties, only one customer, Giovanni Monti and Partners Consulting and Glazing Contractors (“GM&P”), accounted for more than 10% or more of our net sales, amounting to $80.0 million, or 26% of total sales, and $32.0 million, or 13% of sales during the years ended December 31, 2016 and 2015. In March of 2017 the Company has acquired 100% of the equity of GM&P. Refer to Note 21 – Subsequent Events for more information.

The Company’s long lived assets as of December 31, 2016 and 2015 are distributed geographically as follows:

	December 31,
	2016	2015
Colombia	$172,478	$137,080
United States	5,631	5,314
Total long lived assets	$178,109	$142,394

Note 19.	Operating Expenses

Selling expenses for the years ended December 31, 2016 and 2015 were comprised of the following:

	December 31,
	2016	2015
Shipping and Handling	$15,568	$11,955
Personnel	5,679	5,128
Sales commissions	4,346	4,298
Services	1,723	1,571
Packaging	950	1,093
Other Selling Expenses	4,001	3,558
Total Selling Expense	$32,267	$27,603

General and administrative expenses for the years ended December 31, 2016 and 2015 were comprised of the following:

	December 31,
	2016	2015
Personnel	$7,938	$6,015
Professional Fees	5,395	4,596
Taxes	1,302	1,628
Services	2,302	1,685
Depreciation and Amortization	1,788	2,684
Bank Charges and tax on financial transactions	2,881	1,499
Charitable contributions	1,504	1,425
Other expenses	4,736	2,654
Total General and administrative expenses	$27,846	$22,186

Note 20.	Non-Operating Income

Non-operating income (net) on our consolidated statement of operations amounted to $4,155 and $5,054 for the years ended December 31, 2016 and 2015, respectively. These amounts are primarily comprised of income from interests on receivables, rent income and recoveries on scrap materials.

Note 21.	Subsequent Events

We intend to directly or indirectly acquire 100% of the stock of VS in the near future, likely during the first half of 2017. Following the procedures established in our Code of Ethics, we also expect the terms of such transaction, when available, to be subject to review and approval by our Audit Committee and our Board of Directors based on analysis conducted by external advisor.

On January 23, 2017, the Company successfully issued a U.S. dollar denominated, $210 million offering of 5-year senior unsecured notes at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to qualified institutional investors. The Company will use approximately $179 million of the proceeds to repay outstanding indebtedness and as a result will achieve a lower cost of debt and strengthen its capital structure given the non-amortizing structure of the new bond. The Company’s consolidated balance sheets as of December 31, 2016 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date.

On December 7, 2016, the Company announced the timing for the payment of its declared regular quarterly dividend of $0.125 per share for the fourth quarter 2016. The dividend was paid on February 1, 2017 to shareholders of record as of the close of business on December 29, 2016. The dividend will be paid in cash or ordinary shares, to be chosen at the option of holders of ordinary shares during an election period beginning December 29, 2016 and lasting until January 20, 2017. The value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares shall be the average of the closing price of the Company’s ordinary shares on NASDAQ during the three day period from January 18, 2017 through January 20, 2017 which was $11.74 If no choice was made during this election period, the dividend for this election period was paid in ordinary shares of the Company. On February 1, 2017, the Company issued 306,579 ordinary shares and paid $564 in connection with the second quarterly dividend.

On March 1, 2017 the Company entered into and consummated a purchase agreement with Giovanni Monti, the owner of 100% of the outstanding shares of GM&P. GM&P is a consulting and glazing contracting company located in Miami, Florida. GM&P has over 15 years of experience in the design and installation of various building enclosure systems such as curtain window walls. GM&P has had a long-standing commercial relationship with the Company, working alongside it in different projects within the U.S, by providing engineering and installation services to those projects. Pursuant to the Agreement, the Company acquired all of the shares of GM&P from the Seller for a purchase price of $35 million. The Company will pay $6 million of the purchase price in cash within the 60 days following the Effective Date, with the remaining $29 million of the purchase price to be payable on or before September 1, 2017 (six months from the Effective Date).

