Form 10-Q
period 2017-03-31
Tecnoglass Inc.
filed 2017-05-12
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

N/A

(Former name, former address and former fiscal year, if changed since last report):

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,487,982 ordinary shares as of March 31, 2017.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,372	$26,918
Investments	1,751	1,537
Trade accounts receivable, net	103,310	92,297
Due from related parties	11,167	10,995
Inventories	56,731	55,092
Other current assets	23,294	23,897
Total current assets	$250,625	$210,736

Long term assets:
Property, plant and equipment, net	$176,238	$170,797
Deferred taxes	464	-
Intangible Assets	12,851	4,555
Goodwill	20,174	1,330
Other long term assets	7,470	7,312
Total long term assets	217,197	183,994
Total assets	$467,822	$394,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long term debt	$6,624	$2,651
Trade accounts payable and accrued expenses	41,960	42,546
Due to related parties	1,808	3,668
Note payable associated to GM&P acquisition	35,000	-
Dividends payable	2,170	3,486
Current portion of customer advances on uncompleted contracts	7,627	7,780
Other current liabilities	22,979	18,255
Total current liabilities	$118,168	$78,386

Long term liabilities:
Deferred income taxes	$5,388	$3,523
Customer advances on uncompleted contracts	2,246	2,310
Long term debt	220,714	196,946
Total Long Term Liabilities	228,348	202,779
Total liabilities	$346,516	$281,165
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 33,487,982 and 33,172,144 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3	3
Legal Reserves	1,367	1,367
Additional paid-in capital	115,725	114,847
Retained earnings	27,457	26,548
Accumulated other comprehensive (loss)	(24,399)	(29,200)
Shareholders’ equity attributable to controlling interest	120,153	113,565
Shareholders’ equity attributable to non-controlling interest	1,153	-
Total shareholders’ equity	121,306	113,565
Total liabilities and shareholders’ equity	$467,822	$394,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating revenues:
External customers	$64,443	$60,884
Related parties	1,374	2,971
Total operating revenues	65,817	63,855
Cost of sales	43,565	39,165
Gross Profit	22,252	24,690

Operating expenses:
Selling expense	(6,906)	(6,202)
General and administrative expense	(7,501)	(6,740)
Provision for bad debt and write offs	(983)	-
Total Operating Expenses	(15,390)	(12,942)

Operating income	6,862	11,748

Gain on change in fair value of earnout shares liabilities	-	3,704
Gain on change in fair value of warrant liability	-	5,911
Non-operating income	1,027	1,017
Foreign currency transactions gains (losses)	2,425	(1,257)
Loss on extinguishment of debt	(3,159)	-
Interest expense	(5,082)	(3,124)

Income before taxes	2,073	17,999

Income tax provision	1,042	3,643

Income after tax	1,031	14,356

Less: Income attributable to non-controlling interest	(12)	-

Net income	$1,019	$14,356

Comprehensive income:
Net income	$1,019	$14,356

Foreign currency translation adjustments	4,801	1,742

Total comprehensive income	$5,820	$16,098

Basic income per share	$0.03	$0.51

Diluted income per share	$0.03	$0.46

Basic weighted average common shares outstanding	33,480,430	28,220,885

Diluted weighted average common shares outstanding	34,195,579	31,360,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,019	$14,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	983	-
Provision for obsolete inventory	-	-
Depreciation and amortization	4,905	3,331
Change in fair value of investments held for trading	4	(21)
Loss on disposition of assets	3	-
Change in value of derivative liability	(23)	(10)
Change in fair value of earnout share liability	-	(3,704)
Change in fair value of warrant liability	-	(5,911)
Deferred income taxes	(1,690)	387
Extinguishment of debt	2,583	-
Director stock compensation	71	-
Changes in operating assets and liabilities:
Trade accounts receivables	15,178	(11,620)
Inventories	603	(5,792)
Prepaid expenses	(2)	270
Other assets	(5,183)	(6,445)
Trade accounts payable and accrued expenses	(8,771)	2,233
Taxes payable	2,720	3,316
Labor liabilities	(424)	(228)
Related parties	73	(3,620)
Customer advances on uncompleted contracts	(654)	4,261
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11,395	$(9,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	173	234
ESW acquisition	(1,672)	-
Cash acquired from GM&P and Componenti	509	-
Purchase of investments	(450)	(23,622)
Acquisition of property and equipment	(1,947)	-
CASH USED IN INVESTING ACTIVITIES	$(3,387)	$(23,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	20,253	124,570
Cash dividend	(550)	-
Proceeds from bond issuance	201,884	-
ESW distributions prior to acquisition	-	(772)
Repayments of debt	(202,900)	(91,743)
CASH PROVIDED BY FINANCING ACTIVITIES	$18,687	$32,055

Effect of exchange rate changes on cash and cash equivalents	$759	$305

NET (DECREASE) INCREASE IN CASH	27,454	(225)
CASH - Beginning of period	26,918	22,671
CASH - End of period	$54,372	$22,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,795	$2,203
Income Tax	$3,993	$4,440

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease and debt	$-	$6,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Shareholders'
	Shares	Amount	Capital	Reserve	Deficit)	Loss	Interest	Equity
Balance at December 31, 2016	33,172,144	$3	$114,847	$1,367	$26,548	$(29,200)	$-	$113,565

Stock dividend	-	-	870	-	(110)	-	-	760

Share based compensation	-	-	8	-	-	-	-	8

Non-controlling Interest in Componenti	-	-	-	-	-	-	1,153	1,153

Foreign currency translation	-	-	-	-	-	4,801	-	4,801

Net income	-	-	-	-	1,019	-	-	1,019

Balance at March 31, 2017	33,172,144	$3	$115,725	$1,367	$27,457	$(24,399)	$1,153	$121,306

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

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports about half of its production to foreign countries. On March 29, 2017 we established ESWindows Europe SRL, a subsidiary based in Italy out of which we expect expand our sales to European and Middle Eastern markets.

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

In December 2016, as part of our strategy to vertically integrate our operations, we acquired 100% of the stock of ESW LLC, 85.06% of which was acquired directly by Tecnoglass and 14.94% by our subsidiary ES, for a total purchase price of $13,500, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9,200 based on a stock price of $12.50, (ii) approximately $2,300 in cash, and (iii) approximately $2,000 related to the assignment of certain accounts receivable. The acquisition was deemed to be a transaction between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at historical cost of the entity, with prior periods retroactively adjusted to furnish comparative information.

On March 1, 2017, the Company acquired Giovanni Monti and Partners Consulting and Glazing Contractors, Inc. (“GM&P”), a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors, including its 60% owned subsidiary, Componenti USA LLC. The purchase price for the acquisition was $35,000 of which $6,000 of the purchase price will be paid in cash by the Company with the remaining amount payable by the Company in cash, stock of the Company or a combination of both at the Company´s sole discretion within 180 days after closing. For more information on this acquisition, please refer to Note 3. Acquisitions.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

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

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets. Based on information known before these unaudited, condensed consolidated financial statements were available to be issued, there are no estimates included in these statements for which it is reasonably possible that the estimate will change in the near term up to one year from the date of these financial statements and the effect of the change will be material . These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented, and are of a normal, recurring nature.

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI, its subsidiaries TG, ES and ESW LLC, Tecno LLC, Tecno RE, GM&P and Componenti USA LLC, which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses.

Non-controlling interest

When the company owns a majority (but less than 100%) of a subsidiary’s stock, the company include in its condensed consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Condensed Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Consolidated Balance Sheet, is equal to the non-controlling proportionate share of the subsidiary’s net assets.

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

Also, exchange gains and losses arising from transactions denominated in a currency other than the functional currency are included in the condensed consolidated statement of operations as foreign exchange gains and losses .

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

Revenues from fixed price contracts, which amount to 33% and 17% of the Company’s sales for the three months ended March 31, 2017 and 2016, respectively, and are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of products, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and have not had a material effect on the Company’s financial statements.

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

Intangible Assets

Intangible assets with definite lives subject to amortization are amortized on a straight-line basis. We also review these intangibles for impairment when events or significant changes in circumstance indicate that the carrying value may not be recoverable. Events or circumstances that indicate that impairment testing may be required include the loss of a significant customer, loss of key personnel or a significant adverse change in business climate or regulations. There were no triggering events or circumstances noted and as such no impairment was needed for the intangible assets subject to amortization. See Note 8 - Goodwill and Intangible Assets for additional information.

Earn out shares liability

In accordance with ASC 815 - Derivatives and hedging, the earn out shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive income. Earnout shares are released from the escrow account upon achievement of the conditions set forth in the earnout share agreement. At this time the shares are recorded out of the earnout share liability and into common stock and additional paid in capital within the shareholders equity section of the Company’s condensed consolidated balance sheets. As of March 31, 2017 there is no earnout shares liability recorded.

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

When the warrants are exercised for ordinary shares, the Company re-measures the fair value of the exercised warrants as of the date of exercise using available fair value methods and records the change in fair value in the condensed consolidated statement of operations, and records the fair value of the exercised warrants as additional paid in capital in the shareholders equity section of the Company’s condensed consolidated balance sheet. The Company’s warrants expired per their own terms on December 20, 2016.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. ESW LLC, GM&P, Componenti USA LLC, Tecnoglass LLC and Tecno RE LLC are subject to the taxing jurisdiction of the United States . TGI and Tecnoglass Holding are subject to the taxing jurisdiction of the Cayman Islands. Annual tax periods prior to December 2014 are no longer subject to examination by taxing authorities in Colombia.

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

The calculation of diluted earnings per share for the three months ended March 31, 2017 reflect 718,102 dilutive securities related to the annualized dividend declared of $0.50 per share authorized on August 4, 2016 by the Board of Directors. For the three months ended March 31, 2016, the Company considered the dilutive effect of warrants to purchase ordinary shares, unit purchase options exercisable into ordinary shares, and shares issuable under the earnout agreement in the calculation of diluted income per share, which resulted in 3,139,118 shares of dilutive securities.

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

Net Income	$1,019	$14,356

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	33,480,430	28,220,885
Effect of dilutive warrants, options, earnout shares, and stock dividends declared	718,103	3,139,118
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	34,198,533	31,360,003

Basic earnings per ordinary share	$0.03	$0.51
Diluted earnings per ordinary share	$0.03	$0.46

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

Recently acquired GM&P provides certain product warranties based on warranty contracts with its customers at the time of sale. Warranty expense is charged to operating expenses.

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

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the three months ended March 31, 2017 and 2016 were $3,132 and $2,930, respectively.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements. We evaluated the impact of ASU 2016-09 and its related disclosures, and these standards had no material impact on our consolidated financial statements

In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarification on certain topics within ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), including assessing collectability, presentation of sales taxes, the measurement date for non-cash consideration and completed contracts at transition, as well as providing a practical expedient for contract modifications at transition. The effective date and transition requirements for the amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company already started with the planning phase of the adoption of this ASU and is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

Note 3. Acquisitions

ESWindows Acquisition

On December 2, 2016, we acquired 100% of the stock of ESW LLC, 85.06% of which was acquired directly by Tecnoglass and 14.94% by our subsidiary ES, for a total purchase price of $13,500, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9,200 based on a stock price of $12.50, (ii) approximately $2,300 in cash, and (iii) approximately $2,000 related to the assignment of certain accounts receivable from Ventana Solar S.A. (“VS”).

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

	March 31, 2016
	Without acquisition	Net effect of acquisition	Considering acquisition
Net revenues	$60,903	$2,959	$63,855
Net income (loss)	$13,664	$692	$14,356
Basic income per share	$0.50	$0.01	$0.51
Diluted income per share	$0.45	$0.01	$0.46
Basic weighted average common shares outstanding	27,486,485	734,400	28,220,885
Diluted weighted average common shares outstanding	30,625,603	734,400	31,360,003

Cash provided by operating activities	$(10,136)	$939	$(9,197)
Net decrease in cash	$(302)	$77	$(225)

The number of basic and diluted weighted average common shares outstanding prior to the acquisition of ESW LLC includes 579,094 shares issued after the financial statements for three months ended March 31, 2016 were issued related to a stock dividend during 2016 and 2017.

GM&P Acquisition

On March 1, 2017, the Company acquired a 100% controlling interest in Giovanni Monti and Partners Consulting and Glazing Contractors, Inc. (“GM&P”), a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors. The primary reasons for the business combination are to continue Tecnoglass’ long-term strategy of being vertically integrated, to streamline its distribution logistics, and to fabricate in the United States when economically advantageous. The purchase price for the acquisition was $35,000, of which $6,000 of the purchase price will be paid in cash by the Company with the remaining amount payable by the Company in cash, stock of the Company or a combination of both at the Company´s sole discretion within 180 days after closing. The total amount of acquisition-related costs was $189, which is included in the Statement of operations for the period ending December 31, 2016.

The following table summarizes the consideration transferred to acquire GM&P and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in Componenti USA LLC as of the acquisition date. Under ASC 805, a company can apply measurement period adjustments during the twelve-month period after the date of acquisition. During this period, the acquirer may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values . The allocation of the consideration transferred was based on management’s judgment after evaluation of several factors, including a preliminary valuation assessment. Finalization of the analysis has not been completed and could result in measurement periods adjustments that could change the composition of current asset, fixed assets, intangible assets, goodwill, and liabilities. The goodwill is not expected to be deductible for tax purposes.

The following table summarizes the purchase price allocation of the total consideration transferred:

Consideration Transferred:
Notes payable (Cash or Stock)	$35,000
Fair value of the noncontrolling interest in Componenti	1,141

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	$509
Accounts receivable	42,314
Cost and estimated earnings in excess of billings	4,698
Other current assets	589
Property, plant, and equipment	684
Other non-current tangible assets	59
Trade name	980
Non-compete agreement	165
Contract backlog	3,090
Customer relationships	4,140
Accounts payable	(22,330)
Other current liabilities assumed	(13,967)
Non-current liabilities assumed	(3,634)
Total identifiable net assets	17,297
Goodwill (including Workforce)	$18,844

The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The identifiable intangible asset subject to amortization was the tradename, customer relationships, non-compete agreement, and backlog, which have a remaining useful life of two to five years. See Note 8 – Goodwill and Intangible Assets for additional information.

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include GM&P actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of GM&P adjusted for the amortization expense related to the intangible assets arising from the acquisition. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Three Months Ended	Three Months Ended
(in thousands, except per share amounts)	March 31, 2017	March 31, 2016
Pro Forma Results
Net sales	$75,804	$75,771

Net income	$(35)	$14,706

Net income per common share:
Basic	$(0.00)	$0.52

Diluted	$(0.00)	$0.47

The actual sales and net income that is included within the Statement of Operations for the three-month period ended March 31, 2017 is $8,126 and $1,660, respectively.

Non-controlling interest

With the Acquisition of GM&P, the Company also acquired a 60% equity interest in Componenti USA LLC, a subsidiary of GM&P that provides architectural specialties in the US, specializing in design-build systems for individual projects and with experience in value engineering to create products that comply with the architects original design intent, while maintaining focus on affordable construction methods and materials. The 40% non-controlling interest in Componenti is included in the opening balance sheet as of the acquisition date and its fair value amounted to $1,141. When the company owns a majority (but less than 100%) of a subsidiary’s stock, the Company includes in its Consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Condensed Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling interests’ proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Condensed Consolidated Balance Sheet, is equal to the non-controlling interests’ proportionate share of the subsidiary’s net assets.

Note 4. – Trade accounts receivable

Trade accounts receivable consists of the following:

	March 31, 2017	December 31, 2016
Trade accounts receivable	$106,824	$94,380
Less: Allowance for doubtful accounts	(3,514)	(2,083)
	$103,310	$92,297

The changes in allowances for doubtful accounts for the years ended December 31, 2016 and 2015 are as follows:

	March 31, 2017	December 31, 2016
Balance at beginning of year	$2,083	$189
Provision for bad debts	983	4,686
Allowance from acquired business	1,000	-
Deductions and write-offs, net of foreign currency adjustment	(552)	(2,792)
Balance at end of year	$3,514	$2,083

Note 5. - Inventories, net

Inventories are comprised of the following:

	March 31, 2017	December 31, 2016
Raw materials	$36,332	$40,219
Work in process	7,799	5,606
Finished goods	6,734	4,124
Stores and spares	5,599	5,016
Packing material	362	284
	56,826	55,249
Less: inventory allowance	(95)	(157)
	$56,731	$55,092

Note 6. Other Current Assets and Other Long Term Assets

Other current assets are comprised of the following:

	March 31, 2017	December 31, 2016
Unbilled receivables on uncompleted contracts	$1,306	$6,625
Prepaid Expenses	1,223	1,183
Prepaid Taxes	18,857	14,080
Advances and other receivables	1,908	2,009
Other current assets	$23,294	$23,897

Other long term assets are comprised of the following:

	March 31, 2017	December 31, 2016
Real estate investments	$4,930	$5,125
Cost method investment	500	500
Other long term assets	2,040	$1,687
	$7,470	$7,312

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31, 2017	December 31, 2016
Building	$54,617	$50,887
Machinery and equipment	138,449	132,333
Office equipment and software	5,201	4,980
Vehicles	1,884	1,648
Furniture and fixtures	2,335	2,141
Total property, plant and equipment	202,486	191,989
Accumulated depreciation and amortization	(55,508)	(49,277)
Net value of property and equipment	146,978	142,712
Land	29,260	28,085
Total property, plant and equipment, net	$176,238	$170,797

Depreciation expense for the three months ended March 31, 2017 and 2016 amounted to $4,295 and $3,137, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of the Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2016	$1,330
GM&P Acquisition	18,844
Ending balance – March 31, 2017	$20,174

Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates in the required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P and Componenti.

	March 31, 2017			December 31, 2016
	Gross	Acc. Amort.	Net	Gross	Acc. Amort.	Net
Trade Names	$980	$(16)	$964	$-	$-	$-
Notice of Acceptances (NOAs)	8,770	(4,072)	4,698	8,524	(3,969)	4,555
Non-compete Agreement	165	(3)	162	-	-	-
Contract Backlog	3,090	(129)	2,961	-	-	-
Customer Relationships	4,140	(74)	4,066	-		-
	$17,145	$(4,294)	$12,851	$8,524	$(3,969)	$4,555

During the three months ended March 31, 2017 and March 31, 2016, the amortization expense amounted to $610 and $194, respectively, and was included within the general and administration expenses in our condensed consolidated statement of operations. The weighted average amortization period is 5 years for the tradename, customer relationships, and non-complete agreement; and for the contract backlog is 2 years.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2017 is as follows:

Year Ending	(in thousands)
2017 (nine months)	$2,305
2018	3,073
2019	1,785
2020	1,405
2021	1,381
Thereafter	2,902
$12,851

Note 9. Debt

As of March 31, 2017, the Company owed $227,338 under its various borrowing arrangements. The obligations have maturities ranging from six months to 15 years that bear interest at rates ranging from 2.9% to 11.0% and a weighted average of 7.7%.

On January 23, 2017, the Company issued a U.S. dollar denominated, $210,000 offering of a 5-year senior unsecured note at a coupon rate of 8.2% in the international debt capital markets under Rule 144A/Reg S of the Securities Act to qualified institutional buyers. The Company used approximately $182,189 of the proceeds to repay outstanding indebtedness and as a result achieved a lower cost of debt and strengthened its capital structure given the non-amortizing structure of the new facility. Of these repayments, $59,444 were used to refinance short term debt into long term debt. The Company’s condensed consolidated balance sheets as of December 31, 2016 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date, as per guidance of ASC 470, which states that a short-term obligation shall be excluded from current liabilities if the entity intends to refinance the obligation on a long-term basis and the intent to refinance the short-term obligation on a long-term basis is supported by a post-balance-sheet-date issuance of a long-term obligation.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), a company needs to determine whether a modification or exchange of a term loan or debt security should be accounted for as a modification or an extinguishment. The Company determined that the issuance of the 5-year senior unsecured note under Rule 144A/Reg S was not considered a modification existing since the note issuance proceeds were used to extinguished debt and the note issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $3,159 in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income. The loss represented $2,583 of write off of deferred financing fees related to the extinguished debt facilities and $576 of penalties fees related to the early payoff of the syndicate loans. The write-off was added back as a non-cash item in the Cash Flows from Operations.

The Company’s debt is comprised of the following:

	March 31, 2017	December 31, 2016
Revolving lines of credit	$1,297	$13,168
Capital lease	-	23,696
Unsecured senior note	210,000	-
Other loans	24,276	165,330
Less: Deferred cost of financing	(8,235)	(2,597)
Total obligations under borrowing arrangements	227,338	199,597
Less: Current portion of long-term debt and other current borrowings	6,624	2,651
Long-term debt	$220,714	$196,946

Maturities of long term debt and other current borrowings are as follows as of March 31, 2017:

2018	$6,624
2019	2,305
2020	2,315
2021	2,326
2022	212,336
Thereafter	9,667
Total	$235,573

The Company had $0 and $8,366 of property, plant and equipment as well as $4,717 and $4,757 of other long term assets pledged to secure $3,490 and $109,193 under various lines of credit as of March 31, 2017 and December 31, 2016, respectively. Differences between pledged assets and the amount secured is related to the difference between carrying value of such assets recorded at historical cost and the guarantees issued to the banks which are based on the market value of the real estate.

Note 10. Income Taxes

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

The components of income tax expense (benefit) are as follows:

	Three months ended March 31,
	2017	2016
Current income tax:
United States	$452	$-
Foreign	2,280	3,256
Total current income tax	2,732	3,256

Deferred income tax:
United States	380	-
Foreign	(2,070)	387
Total deferred income tax	(1,690)	387
Total Provision for Income tax	$1,042	$3,643

Effective tax rate	50.3%	20.0%

The Company’s effective tax rate of 20% for the three month period ended March 31, 2016 reflects non-taxable gains of $5,911 due to the change in fair value of the Company’s warrant liability relative to their fair value as of December 31, 2015 and non-taxable gain of $3,704 due to the change in fair value of the Company’s earn out share liability relative to their fair value as of December 31, 2015. There were no other individual items with significant contributions in the reconciliation of the Company’s effective tax rate and the statutory rate during the three months ended March 31, 2017.

Note 11. Fair Value Measurements

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

The Company has marketable equity securities with fair values obtained from a quoted price in an active market (Level 1) amounting to $533 and $505 as of December 31, 2016 and March 31, 2017. As of December 31, 2016 the Company had Interest rate swap derivative liability with fair value obtained using significant other observable inputs (Level 2) amounting to $23.

As of March 31, 2017 and December 31, 2016, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 9 - Debt. The fair value of long term debt was calculated based on an analysis of future cash flows discounted with our weighted average cost of debt based on market rates, which are Level 2 inputs. Other financial instruments such as accounts receivable have carrying values that approximate fair value as they are short-term in nature.

The following table summarizes the fair value and carrying amounts of our long term debt:

	March 31, 2017	December 31, 2016
Fair Value	$239,736	$190,190
Net Carrying Value	$227,338	$196,786

Note 12. Segment and Geographic Information

	Three months ended March 31,
	2017	2016
Colombia	$16,428	$18,578
United States	46,308	40,118
Panama	1,263	2,914
Other	1,818	2,245
Total Revenues	$65,817	$63,855

Note 13. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended March 31,
	2017	2016
Sales to related parties	$1,374	$2,971
Expenses:
Fees paid to directors and officers	$710	$359
Payments to other related parties	$806	$1,283

	March 31, 2017	December 31, 2016
Current Assets:
Due from VS	$9,433	$9.143
Due from other related parties	1,734	1,852
	$11,167	$10,995

Liabilities:
Due to related parties	$1,808	$3,668

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year three months ended March 31, 2017 and 2016 were $1,150 and $2,689 respectively.

Payments to other related parties during three months ended March 31, 2017 include charitable contributions to the Company’s foundation for $416 and sales commissions for $241.

Due to related party includes a balance of $631 and $2,303 payable to the former shareholders of ESW LLC as part of the consideration paid for the acquisition as of March 31, 2017 and December 16, 2016. (See Note 3 – Acquisitions for further details). The change amounting to $1,672 is related to the payment to former ESW shareholders which is reflected in the Cash Flow from Investing Activities.

Note 14. Dividends Payable

On August 4, 2016, the Company’s Board of Directors authorized the payment of regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis. The dividend is being paid in cash or ordinary shares, chosen at the option of holders of ordinary shares and the value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares was the average of the closing price of the Company’s ordinary shares on NASDAQ during the three trading days prior to the end of the election period. Those holders that did not provide a choice during the election period for the first quarterly dividend were paid out in cash, whereas from the second quarterly dividend going forwards, holders that do not provide a choice during the election period are paid in ordinary shares. Energy Holding Corporation, the majority shareholder of the Company, has irrevocably elected to receive such dividend for the full year in ordinary shares, as opposed to cash As a result, the Company has a dividend payable amounting to $2,170 as of March 31, 2017. On April 28, 2017, the Company paid $668 and issued 341,843 shares in connection with the third quarterly dividend to the holders of record as of March 31, 2017.

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

Note 15. Commitments and Contingencies

Guarantees

As of March 31, 2017, the Company does not have guarantees on behalf of other parties.

Legal Matters

On March 2, 2016 ES filed a lawsuit against Bagatelos Architectural Glass Systems, Inc. (“Bagatelos”) in Colombia. In addition, we also filed a lawsuit against Bagatelos in the State of California for breach of contract. To lift the lien declared by the Court in California, Bagatelos submitted a bond for $2,000 in favor of ES and its release is subject to the court’s ruling. This bond is a “mechanics lien surety bond” which guarantees ES payment of the amounts due with interest and costs should the Company win the case. Mediation scheduled for February 17, 2017 was unsuccessful and parties continue discovery. Bagatelos as defendant presented a cross complaint on September 23, 2016 seeking damages of approximately $3,000. Although we already received a payment order from the Colombian judge, the Company continues to pursue its rights, remedies and defenses in the U.S. We received on January 31, 2017 a case update from our U.S. counsel stating that due to ES’ favorable terms and conditions and the fact that Bagatelos has overstated their claim and ignored their contractual duties, it is probable that the Company will be able to recover the outstanding amount of $2,000.

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

Note 16. Subsequent Events

On May 11, 2017, Tecnoglass Inc. announced the timing for the last payment of its declared regular quarterly dividend of $0.125 per share for the second quarter of 2017. The dividend will be payable on July 28th, 2017 to shareholders of record as of the close of business on June 30, 2017. The dividend will be paid in cash or ordinary shares, to be chosen at the option of holders of ordinary shares during an election period beginning July 3rd, 2017 and lasting until 5:00 P.M. Eastern Time on July 21st, 2017. The value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares shall be the average of the closing price of the Company’s ordinary shares on NASDAQ during the period from July 10, 2017 through July 21, 2017. If no choice is made during this election period, the dividend for this election period will be paid in ordinary shares of the Company.

The Company further announced that commencing with the quarterly dividend for the third quarter of 2017 through the dividend for the second quarter of 2018, the divided will be increased to $0.14 per share, or $0.56 per share on an annual basis. The quarterly dividend of $0.14 per share for the third quarter of 2017 will be payable to shareholders of record as of the close of business on September 29, 2017.

Energy Holding Corp., the majority shareholder of the Company, has irrevocably elected to receive any quarterly dividends declared through the second quarter of 2018 in ordinary shares, as opposed to cash.

Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company and its shareholders. The dividend policy may be changed or cancelled at the discretion of the Board of Directors at any time.

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

Recent Developments

In March of 2017, the Company acquired Giovanni Monti and Partners Consulting and Glazing Contractors, Inc. , a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors. The purchase price for the acquisition was $35 million, of which $6 million of the purchase price will be paid in cash by the Company with the remaining amount payable by the Company in cash, stock of the Company or a combination of both at the Company´s sole discretion within 180 days after closing.

On March 29, 2017 we established ESWindows Europe SRL, a subsidiary based in Italy out of which we expect expand our sales to European and Middle Eastern markets.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Operating Revenues	$65,817	$63,855
Cost of sales	43,565	39,165
Gross profit	22,252	24,690
Operating expenses	(15,390)	(12,942)
Operating income	6,862	11,748
Change in fair value of earnout shares liability	-	3,704
Change in fair value of warrant liability	-	5,911
Non-operating income	1,027	1,017
Foreign currency transactions gains (losses)	2,425	(1,257)
Loss on extinguishment of debt	(3,159)	-
Interest Expense	(5,082)	(3,124)
Income tax provision	(1,042)	(3,643)
Income attributable to non-controlling interest	(12)	-
Net income	$1,019	$14,356

Comparison of quarterly periods ended March 31, 2017 and March 31, 2016

Revenues

The Company’s net operating revenues increased $2.0 million or 3% from $63.9 million to $65.8 million for the quarterly period ended March 31, 2017 compared with the quarterly period ended March 31, 2016.

Sales in the U.S. market for the first quarter of 2017 increased $4.3 million or 11% compared to the same period of 2016. The Company’s sales in the American market continue to have a large importance in the South Florida market but constantly diversifying away into other regions. Our increase in sales in overall terms and into the U.S market were mainly derived from the recent acquisition of GM&P which contributed its results from the March 1, 2017 date of acquisition. The acquisition of GM&P, a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors, is in line with our long-term strategy to further vertically integrate our operations and strengthen our presence in U.S Markets. GM&P contributed $8.1 million to net revenues during the first quarter of 2017. U.S. revenues contributed 70% of total sales, compared to 63% during the first quarter of 2016 as the Company maintains focus on expanding US operations to new regions and in new end market.

Sales in the Colombian market decreased $2.1 million, or 12%, partly due to a general delay in local construction mainly associated with market factors that have had positive outcomes during the first quarter of the year. Sales to Panama decreased $1.7 million or 57% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. As evidenced in the preceding breakdown of revenues by geography, the Company´s revenues have increasingly continued to weigh toward the U.S market, accounting for 70% of the total for the three month period ended March 31, 2017 versus 63% for the comparable period ended March 31, 2016.

Margins

Sales margins calculated by dividing the gross profit by operating revenues decreased from 38.7% to 33.8% in the quarterly periods ended March 31, 2016 and 2017, respectively. The reduction in margins is a higher depreciation and amortization expense associated with the capital expenditure investment phase that concluded in 2016, carrying a more robust structure with higher fixed costs being diluted over a seasonally low revenue quarter, and by the acquisition of GM&P which carries lowers margins in line with the services it provides.

Expenses

Operating expenses increased 18.0% from $12.9 million to $15.4 million, for the quarterly period ended  March 31, 2017 when compared to the quarterly period ended March 31, 2016. The increase was primarily the result of having a higher amount of fixed costs as a percentage of sales against the lowest revenue generating quarter of the year. The individual item with the largest increase was personnel expense, which increased $1.1 million. Additionally, during the first quarter of 2017, the Company recorded an accounts receivable provision of $0.9 million associated to a particular project, $0.4 million higher amortization of intangible assets acquired and $0.5 million attributable to GM&P

Loss on extinguishment of debt

Upon the issuance of the 5-year senior unsecured note under Rule 144A mentioned below in the liquidity section, the Company determined that issuance was not considered a modification or exchange of the seven-year senior secured credit facility issued in January 2016 however proceeds from the new issuance were used to repay the previous credit facility and the new issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $3,159 in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income. The loss represented the write off of deferred financing fees related to the extinguished debt facilities and penalties fees related to the early payoff of several loans and capital leases.

Non-operating Income (Loss)

During the three months ended March 31, 2017 and 2016, the Company reported net non-operating gain of $1.0 and $1.0 million, respectively, comprised primarily of income from rental properties and gains on sale of scrap materials. Additionally, the Company recorded a gain of $2.4 million associated to foreign currency transactions as the Colombian peso to US dollar exchange rate decreased 4% during the quarter, comparable with a loss in foreign currency transactions of $1.3 million

Interest Expense

Interest expense increased $2.0 million, or 63% as a result of debt increase to finance 2016 capital expenditures and one month of double interest expense between the issuance of the bond discussed below and repayment of previous debt.

As a result of the foregoing, the Company recorded net income for the three months ended March 31, 2017 of $1.0 million compared to net income of $14.4 million in the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents of approximately $54.4 million and $26.9 million, respectively. The Company’s primary sources of liquidity to support its working capital needs and short term capital expenditures will be its readily available cash balance and cash flow generated from operating activities.

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March 31,
	2017	2016
Cash Flow from Operating Activities	$11,395	$(9,197)
Cash Flow from Investing Activities	(3,387)	(23,388)
Cash Flow from Financing Activities	18,687	32,055
Effect of exchange rates on cash and cash equivalents	759	305
Cash Balance - Beginning of Period	26,918	22,671
Cash Balance - End of Period	$54,372	$22,446

During the three months ended March 31, 2017 and 2016, $11.4 million and $9.2 million were provided by and used in operating activities, respectively. The principal source of cash during the first quarter of 2017 is related to account receivables management associated with the Company´s ongoing growth and industry related common practices which derive in longer cash collection cycles. Accounts receivable provided and used $15.2 million and $11.6 million during the first quarters of 2017 and 2016, respectively. These receivables are often associated to sophisticated, long-lead projects that typically have longer collection periods as distributors also have to collect from general contractors and in turn, they have to collect from end-users (which will only provide a “good receipt” once certain performance conditions have been met). In addition to this industry related cycle, the company must invoice its products from the port of departure in order to successfully export into the U.S (thus generating a sale and receivable, earlier than the delivery time from which our sales terms start to count). In addition to the shipping time into the U.S, there are often, additional days to clear customs and getting the product to the end client which also increases the  days sales outstanding metric.

For the three months ended March 31, 2017, the acquisition of GM&P needs to be normalized in order to properly assess the Company´s days sales outstanding as only one month of sales is being incorporated, however, the full accounts receivable balance of this entity is included on the balance sheet as of the quarter end. Had the Company not acquired GM&P, days sales outstanding calculated using revenues from the twelve months ended March 31, 2017 would have decreased 23 days relative to the 110 days outstanding as of December 31, 2016 to 87 days, as opposed to 121 days including the effect of the GM&P acquisition, which is an increase of 11 days relative to fiscal year end.

Additionally, in order to have a normalized calculation, the exchanged rate must be brought to constant terms (given the fact that balance sheet accounts are translated at spot rates and sales are translated at period average rates). Finally, further consideration needs to be given to the fact that in Colombia and Latin American markets, it is a common industry practice for end clients to withhold between 10-15% of a job cost until final delivery of all conditions have been met (thus increasing the overall duration of receivables). Given effect to the normalization of the GM&P acquisition, foreign currency exchange rates and customer withholdings, the company´s Days Sales Outstanding ratio would have decreased by 34 days.

The Company continues to optimize transport and delivery times as well as collection efforts in order to further improve its working capital usage from accounts receivable. Notwithstanding, the aforementioned factors, the Company has not seen a deterioration in its receivables or its ability to collect from its clients (as evidenced by its low historical bad debt write-off).

The principal use of cash during the quarter ended March 31, 2017 was trade accounts payable, which used $8.8 million, in contrast with the $2.2 million provided during the first quarter of 2016. However, the trade accounts payable balance on the face of the balance sheet of $42.0 million as of March 31, 2017 represents a very subtle increase relative to the balance of $42.5 million as of December 31, 2016 because of the effect of consolidating the newly acquired GM&P.

During the three months ended March 31, 2017, cash used in investing activities decreased to $3.4 million compared with $23.4 million during the same period of 2016, primarily as a result of one-time purchase of a $25.0 million U.S Dollar denominated time deposit during the first quarter of 2016 with a Colombian peso denominated obligation for the same amount to hedge balance sheet foreign exchange gains and losses on its monetary assets and liabilities. Although more cash was used for the purchase of property and equipment during the first quarter of 2017 compared to the same period of 2016, the acquisition of property, plant and equipment which increased from $0 to $1.9 million, total purchases of property plant and equipment, including property plant and equipment acquired with the issuance of debt or capital lease. decreased from $6.9 million in 2016 to $1.9 million in 2017. Our Capital expenditures have decreased significantly as we expect that current installed capacity will be enough to service our backlog and expected sales through the year 2018. Capital expenditures in the near future are expected to be limited to maintaining installed capacity and to address our solar panel initiatives.

Cash provided by financing activities, decreased from $32.1 million during the first three months of 2016 to $18.7 million during the first three months of 2017. During the first quarter of 2016, the significant generation of cash was associated to the funding of a $109.5 million credit facility, out of which $83.5 million were used to refinance existing debt at the time, as well as a to a Colombian peso denominated obligation for $25 million that the company entered into to acquire a US Dollar denominated deposit for the same amount to hedge foreign exchange gains and losses from of its monetary assets and liabilities. On January 23, 2017, the Company issued a U.S. dollar denominated, $210 million offering of a 5-year senior unsecured note at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to Qualified Institutional Buyers. The Company used approximately $182.2 million of the proceeds to repay outstanding indebtedness and as a result achieved a lower cost of debt and strengthened its capital structure given the non-amortizing structure of the new facility. Cash proceeds in excess of the amount used to pay down outstanding debt have been invested in liquid, short-term time deposits which will be used to support ongoing growth and general corporate purposes, and are partially the reason for the increase in the Company’s cash balance alongside with its positive cashflow from operations generation.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were not effective as of March 31, 2017. Notwithstanding the material weakness in our internal control over financial reporting, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Remediation Plan for Material Weaknesses

During the first quarter of 2017, we have been executing our remediation plan, as designed, to strengthen our internal control system regarding the material weakness in Entity Level Controls.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Purchase Agreement with Giovanni Monti

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2017, 2016 , formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 12, 2017

