Form 10-Q
period 2017-06-30
Tecnoglass Inc.
filed 2017-08-11
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,829,825 ordinary shares as of June 30, 2017.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,682	$26,918
Investments	1,879	1,537
Trade accounts receivable, net	106,313	92,297
Due from related parties	8,531	10,995
Inventories	61,128	55,092
Other current assets	15,405	23,897
Total current assets	$236,938	$210,736

Long term assets:
Property, plant and equipment, net	$165,123	$170,797
Deferred taxes	3,697	-
Intangible assets	12,548	4,555
Goodwill	19,899	1,330
Other long-term assets	7,528	7,312
Total long-term assets	208,795	183,994
Total assets	$445,733	$394,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long term debt	$5,466	$2,651
Trade accounts payable and accrued expenses	52,392	42,546
Due to related parties	1,435	3,668
Payable associated to GM&P acquisition	29,000	-
Dividends payable	1,526	3,486
Current portion of customer advances on uncompleted contracts	8,880	7,780
Other current liabilities	6,341	18,255
Total current liabilities	$105,040	$78,386

Long term liabilities:
Deferred income taxes	$3,347	$3,523
Customer advances on uncompleted contracts	3,359	2,310
Long term debt	221,456	196,946
Total Long-Term Liabilities	228,162	202,779
Total liabilities	$333,202	$281,165
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 33,829,825 and 33,172,144 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	3
Legal Reserves	1,367	1,367
Additional paid-in capital	120,500	114,847
Retained earnings	19,097	26,548
Accumulated other comprehensive (loss)	(29,649)	(29,200)
Shareholders’ equity attributable to controlling interest	111,318	113,565
Shareholders’ equity attributable to non-controlling interest	1,213	-
Total shareholders’ equity	112,531	113,565
Total liabilities and shareholders’ equity	$445,733	$394,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating revenues:
External customers	$79,885	$78,353	$144,328	$139,237
Related parties	1,091	1,460	2,465	4,431
Total operating revenues	80,976	79,813	146,793	143,668
Cost of sales	58,432	51,823	101,997	90,988
Gross Profit	22,544	27,990	44,796	52,680

Operating expenses:
Selling expense	(7,894)	(9,094)	(14,800)	(15,296)
General and administrative expense	(7,600)	(6,163)	(15,101)	(12,903)
Provision for bad debt and write offs	(1,634)	(5)	(2,617)	(5)
Total Operating Expenses	(17,128)	(15,262)	(32,518)	(28,204)

Operating income	5,416	12,728	12,278	24,476

Gain on change in fair value of earnout shares liabilities	-	3,330	-	7,034
Gain on change in fair value of warrant liability	-	6,687	-	12,598
Non-operating income	922	1,246	1,949	2,263
Foreign currency transactions losses	(8,713)	(1,009)	(6,288)	(2,266)
Loss on extinguishment of Debt	(2)	-	(3,161)	-
Interest expense and amortization of deferred cost of financing	(5,175)	(4,242)	(10,257)	(7,366)

(Loss) Income before taxes	(7,552)	18,740	(5,479)	36,739

Income tax benefit (provision)	4,052	(4,061)	3,010	(7,704)

Net (loss) income	(3,500)	14,679	(2,469)	29,035

Less: Net income attributable to non-controlling interest	60	-	72	-

Net (loss) income attributable to parent	$(3,560)	$14,679	$(2,541)	$29,035

Comprehensive income:
Net (loss) income attributable to parent	$(3,560)	$14,679	$(2,541)	$29,035

Foreign currency translation adjustments	(5,250)	3,489	(449)	5,231

Total comprehensive (loss) income	$(8,810)	$18,168	$(2,990)	$34,266

Basic income (loss) per share	$(0.11)	$0.51	$(0.08)	$1.01

Diluted income (loss) per share	$(0.11)	$0.44	$(0.08)	$0.87

Basic weighted average common shares outstanding	33,829,825	28,890,001	33,826,070	28,727,268

Diluted weighted average common shares outstanding	33,829,825	33,214,541	33,826,070	33,226,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income attributable to parent	$(2,541)	$29,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	2,617	5
Provision for obsolete inventory	58	-
Depreciation and amortization	10,366	7,068
Change in fair value of investments held for trading	(6)	(27)
Loss on disposition of assets	3	-
Change in value of derivative liability	(23)	(19)
Change in fair value of earnout share liability	-	(7,034)
Change in fair value of warrant liability	-	(12,598)
Deferred income taxes	(6,870)	42
Extinguishment of debt	2,585	-
Amortization of bond discount and issuance costs	545	-
Director stock compensation	142	166
Changes in operating assets and liabilities:
Trade accounts receivables	5,830	(13,455)
Inventories	(6,811)	(7,624)
Prepaid expenses	83	950
Other assets	1,984	(6,030)
Trade accounts payable and accrued expenses	15,399	16,795
Taxes payable	(15,104)	(5,423)
Labor liabilities	(130)	(4)
Related parties	1,784	(4,839)
Customer advances on uncompleted contracts	2,283	373
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,194	(2,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	358	417
Proceeds from sale of property and equipment	-	-
Business acquisitions	(8,382)	-
Cash acquired from GM&P and Componenti	509	-
Purchase of investments	(727)	(22,765)
Acquisition of property and equipment	(4,295)	(5,113)
CASH USED IN INVESTING ACTIVITIES	(12,537)	(27,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	20,915	156,200
Cash Dividend	(1,219)	-
Proceeds from bond issuance	201,716	-
ESW distributions prior to acquisition	-	(1,201)
Repayments of debt	(203,754)	(110,131)
CASH PROVIDED BY FINANCING ACTIVITIES	17,658	44,868

Effect of exchange rate changes on cash and cash equivalents	(551)	(334)

NET (DECREASE) INCREASE IN CASH	16,764	14,454
CASH - Beginning of period	26,918	22,671
CASH - End of period	43,682	37,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	6,864	4,063
Income Tax	15,168	13,677

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	-	11,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Attributable	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Reserve	Deficit)	Loss	to Parent	Interest	Equity
Balance at December 31, 2016	33,172,144	3	114,847	1,367	26,548	(29,200)	113,565	-	113,565

Dividends	657,681	-	5,645	-	(4,910)	-	735	-	735

Share based compensation	-	-	8	-	-	-	8	-	8

Non-controlling interest	-	-	-	-	-	-	-	1,141	1141
									-
Foreign currency translation	-	-	-	-	-	(449)	(449)	-	(449)

Net Income	-	-	-	-	(2,541)	-	(2,541)	72	(2,469)

Balance at June 30, 2017	33,829,825	3	120,500	1,367	19,097	(29,649)	111,318	1,213	112,531

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

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports about half of its production to foreign countries. On March 29, 2017, we established ESWindows Europe SRL, a subsidiary based in Italy out of which we expect expand our sales to European and Middle Eastern markets.

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

On March 1, 2017, the Company acquired Giovanni Monti and Partners Consulting and Glazing Contractors, Inc. (“GM&P”), a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors, including its 60% owned subsidiary, Componenti USA LLC. The purchase price for the acquisition was $35,000 of which $6,000 of the purchase price was paid in cash by the Company with the remaining amount to be payable by the Company in cash, stock of the Company or a combination of both at the Company´s sole discretion within 180 days after closing. For more information on this acquisition, please refer to Note 3. Acquisitions.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI, its subsidiaries TG, ES, ESW LLC, ESW Europe SRL, Tecno LLC, Tecno RE, GM&P and Componenti USA LLC, which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses.

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

Also, exchange gains and losses arising from transactions denominated in a currency other than the functional currency are included in the condensed consolidated statement of operations as foreign exchange gains and losses.

Business combinations

We allocate the total purchase price of the acquired tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, with the excess purchase price recorded as goodwill. The purchase price allocation process required us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company, in part based on valuation models that incorporate projections of expected future cash flows and operating plans and are inherently uncertain. Valuations are performed by management or third-party valuation specialists under management’s supervision. In determining the fair value of assets acquired and liabilities assumed in business combinations, as appropriate, we may use one of the following recognized valuation methods: the income approach (including the cost saving method and the discounted cash flows from relief from royalty), the market approach and/or the replacement cost approach.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues from fixed price contracts amount to 50% and 43% of the Company’s sales for the three and six months ended June 30, 2017, respectively, and 15% and 16% for the three and six months ended June 30, 2016, respectively, as GM&P, acquired in March of 2017 largely accounts for its revenues through the percentage of completion method. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of products, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and have not had a material effect on the Company’s financial statements.

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

Intangible Assets

Intangible assets with definite lives subject to amortization are amortized on a straight-line basis. We also review these intangibles for impairment when events or significant changes in circumstance indicate that the carrying value may not be recoverable. Events or circumstances that indicate that impairment testing may be required include the loss of a significant customer, loss of key personnel or a significant adverse change in business climate or regulations. There were no triggering events or circumstances noted and as such no impairment was needed for the intangible assets subject to amortization. See Note 9 - Goodwill and Intangible Assets for additional information.

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

The calculation of diluted earnings per share for the three and six months ended June 30, 2017 excludes the effect of 814,341 dilutive securities related to the dividend declared as there is a net loss for the period and their inclusion would be anti-dilutive. For the three and six months ended June 30, 2016, the Company considered the dilutive effect of warrants to purchase ordinary shares, unit purchase options exercisable into ordinary shares, and shares issuable under the earnout agreement, and share dividends paid out since, which are retroactively adjusted, in the calculation of diluted income per share, which resulted in 4,324,540 and 4,499,720 shares of dilutive securities, respectively.

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net (loss) income attributable to parent	$(3,560)	$14,679	$(2,541)	$29,035

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	33,829,825	28,890,001	33,826,070	28,727,268
Effect of dilutive warrants and earnout shares	-	4,324,540	-	4,499,720
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	33,829,825	33,214,541	33,826,070	33,226,988

Basic earnings per ordinary share	$(0.11)	$0.51	$(0.08)	$1.01
Diluted earnings per ordinary share	$(0.11)	$0.44	$(0.08)	$0.87

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the six months ended June 30, 2017 and 2016 were $6,189 and $7,451, respectively, and for the three months ended June 30, 2017 and 2016 were $3,057 and $4,302, respectively.

Dividends Payable

The company accounts for its dividend declared as a liability under ASC 480 - Distinguishing Liabilities from Equity since the shareholder have the option to elect cash or stock, and reclassifies from dividend payable to additional paid-in capital for the stock dividend elections. The dividend payable is not subject to re-measurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

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

In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarification on certain topics within ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), including assessing collectability, presentation of sales taxes, the measurement date for non-cash consideration and completed contracts at transition, as well as providing a practical expedient for contract modifications at transition. The effective date and transition requirements for the amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company has completed the planning phase of the adoption of this ASU and is currently analyzing its contracts with customers and evaluating the potential effect of this ASU on its consolidated financial statements.

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

Note 3. Acquisitions

ESWindows Acquisition

On December 2, 2016, we acquired 100% of the stock of ESW LLC, 85.06% of which was acquired directly by Tecnoglass and 14.94% by our subsidiary ES, for a total purchase price of $13,500, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9,200 based on a stock price of $12.50, (ii) approximately $2,300 in cash, and (iii) approximately $2,000 related to the assignment of certain accounts receivable from Ventana Solar S.A. (“VS”). The company paid $2,382 in cash for the during the six month period ending June 30, 2017.

VS, a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. During 2015 and 2014, the Company and VS executed a short-term payment agreement and a three-year payment agreement that were mainly created to fund working capital to VS due the timing difference between the collections from VS’s customers. On December 2, 2016 the outstanding amount of $2,016 was reassigned to the former shareholders of ESW LLC as part of the consideration paid for the acquisition of ESW. As a result, the Company does not have any outstanding receivable under these payment agreements as of December 31, 2016. See Note 14 – Related Parties for more information.

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

	Three months ended June 30, 2016
	Without acquisition	Net effect of acquisition	Considering acquisition

Net Revenues	$77,513	$2,300	$79,813
Net (loss) income attributable to parent	$14,373	$306	$14,679
Basic income per share	$0.51	$-	$0.51
Diluted income per share	$0.44	$-	$0.44
Basic weighted average common shares outstanding	28,155,601	734,400	28,890,001
Diluted weighted average common shares outstanding	32,480,141	734,400	33,214,541

	Six months ended June 30, 2016
	Without acquisition	Net effect of acquisition	Considering acquisition
Net revenues	$138,416	$5,252	$143,668
Net (loss) income attributable to parent	$28,037	$998	$29,035
Basic income per share	$1.00	$0.01	$1.01
Diluted income per share	$0.86	$0.01	$0.87
Basic weighted average common shares outstanding	27,992,868	734,400	28,727,268
Diluted weighted average common shares outstanding	32,492,588	734,400	33,226,988

Cash used in operating activities	$(7,373)	$4,754	$(2,619)
Net increase in cash	$11,039	$3,415	$14,454

The number of basic and diluted weighted average common shares outstanding prior to the acquisition of ESW LLC include 920,937 and 1,735,310 shares, respectively, issued after the financial statements for six months ended June 30, 2016 were issued related to a stock dividend during 2016 and 2017.

GM&P Acquisition

On March 1, 2017, the Company acquired a 100% controlling interest in GM&P, a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors. The primary reasons for the business combination are to continue Tecnoglass’ long-term strategy of being vertically integrated, to streamline its distribution logistics, and to fabricate in the United States when economically advantageous. The purchase price for the acquisition was $35,000, of which $6,000 of the purchase price was paid in cash by the Company on May 17, 2017, with the remaining amount to be payable by the Company in cash, stock of the Company or a combination of both at the Company´s sole discretion within 180 days after closing. The total amount of acquisition-related costs was $189, which is included in the Statement of operations for the period ending December 31, 2016.

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

The following table summarizes the purchase price allocation of the total consideration transferred:

Consideration Transferred:
Notes payable (Cash or Stock)	$35,000
Fair value of the noncontrolling interest in Componenti	1,141

Recognized amounts of identifiable assets acquired and liabilities assumed:	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation
Cash and equivalents	$509		509
Accounts receivable	42,314		42,314
Cost and estimated earnings in excess of billings	4,698		4,698
Other current assets	589		589
Property, plant, and equipment	684		684
Other non-current tangible assets	59		59
Trade name	980		980
Non-compete agreement	165		165
Contract backlog	3,090		3,090
Customer relationships	4,140		4,140
Accounts payable	(22,330)	275	(22,055)
Other current liabilities assumed	(13,967)		(13,967)
Non-current liabilities assumed	(3,634)		(3,634)
Total identifiable net assets	17,297	275	17,572
Goodwill (including Workforce)	$18,844	(275)	$18,569

The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The identifiable intangible asset subject to amortization was the tradename, customer relationships, non-compete agreement, and backlog, which have a remaining useful life of two to five years. See Note 9 – Goodwill and Intangible Assets for additional information.

The following unaudited pro forma financial information assumes the acquisition had occurred as of January 1, 2016 which does not include GM&P actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of GM&P adjusted for the amortization expense related to the intangible assets arising from the acquisition. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Actual	Pro-Forma	Pro-Forma	Pro-Forma
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands, except per share amounts)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Pro Forma Results
Net sales	$80,976	$94,935	$156,780	$170,706

Net (loss) income attributable to parent	$(3,560)	$15,138	$(3,595)	$29,843

Net income per common share:
Basic	$(0.11)	$0.52	$(0.11)	$1.04

Diluted	$(0.11)	$0.46	$(0.11)	$0.90

The actual sales and net income that is included within the Statement of Operations for the six-month period ended June 30, 2017 is $43,462 and $3,623, respectively.

Non-controlling interest

With the Acquisition of GM&P, the Company also acquired a 60% equity interest in Componenti USA LLC, a subsidiary of GM&P that provides architectural specialties in the US, specializing in design-build systems for individual projects and with experience in value engineering to create products that comply with the architects’ original design intent, while maintaining focus on affordable construction methods and materials. The 40% non-controlling interest in Componenti is included in the opening balance sheet as of the acquisition date and its fair value amounted to $1,141. When the company owns a majority (but less than 100%) of a subsidiary’s stock, the Company includes in its Consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Condensed Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling interests’ proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Condensed Consolidated Balance Sheet, is equal to the non-controlling interests’ proportionate share of the subsidiary’s net assets.

Note 4. – Trade accounts receivable

Trade accounts receivable consists of the following:

	June 30, 2017	December 31, 2016
Trade accounts receivable	$108,806	$94,380
Less: Allowance for doubtful accounts	(2,493)	(2,083)
	$106,313	$92,297

The changes in allowances for doubtful accounts for the six months June 30, 2017 and the year ended December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Balance at beginning of year	$2,083	$189
Provision for bad debts	2,617	4,686
Allowance from acquired business	1,000	-
Deductions and write-offs, net of foreign currency adjustment	(3,207)	(2,792)
Balance at end of year	$2,493	$2,083

Note 5. - Inventories, net

Inventories are comprised of the following:

	June 30, 2017	December 31, 2016
Raw materials	$39,499	$40,219
Work in process	9,137	5,606
Finished goods	6,773	4,124
Stores and spares	5,525	5,016
Packing material	340	284
	61,274	55,249
Less: inventory allowance	(146)	(157)
	$61,128	$55,092

Note 6. Other Current Assets and Other Long-Term Assets

Other current assets are comprised of the following:

	June 30, 2017	December 31, 2016
Unbilled receivables on uncompleted contracts	$-	$6,625
Prepaid Expenses	1,085	1,183
Prepaid Taxes	12,712	14,080
Advances and other receivables	1,608	2,009
Other current assets	$15,405	$23,897

Other long-term assets are comprised of the following:

	June 30, 2017	December 31, 2016
Real estate investments	$5,044	$5,125
Cost method investment	500	500
Other long-term assets	1,984	$1,687
	$7,528	$7,312

Note 7. Other Current Liabilities

Other current liabilities are comprised of the following:

	June 30, 2017	December 31, 2016
Taxes payable	$3,777	$16,845
Labor liabilities	1,268	1,410
Billings in excess of costs	1,296	$-
	$6,341	$18,255

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30, 2017	December 31, 2016
Building	$52,239	$50,887
Machinery and equipment	132,708	132,333
Office equipment and software	5,093	4,980
Vehicles	1,799	1,648
Furniture and fixtures	2,237	2,141
Total property, plant and equipment	194,076	191,989
Accumulated depreciation and amortization	(56,922)	(49,277)
Net value of property and equipment	137,154	142,712
Land	27,969	28,085
Total property, plant and equipment, net	$165,123	$170,797

Depreciation expense for the three and six months ended June 30, 2017 amounted to $4,525 and $8,820, respectively, and $3,535 and $6,672 for the three and six months ended June 30, 2016.

Note 9. Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of the Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2016	$1,330
GM&P Acquisition	18,844
Measurement period adjustment	(275)
Ending balance – June 30, 2017	$19,899

The $275 represents a measurement period adjustment to the preliminary purchase price allocation of the GMP acquisition which impacted accounts payable from the reconciliation of the accounts as of the opening balance sheet date on March 1st, 2017.

Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates in the required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P and Componenti.

	June 30, 2017			December 31, 2016
	Gross	Acc. Amort.	Net	Gross	Acc. Amort.	Net
Trade Names	$980	$(65)	$915	$-	$-	$-
Notice of Acceptances (NOAs) and product designs	9,321	(4,261)	5,060	8,524	(3,969)	4,555
Non-compete Agreement	165	(11)	154	-	-	-
Contract Backlog	3,090	(515)	2,575	-	-	-
Customer Relationships	4,140	(296)	3,844	-		-
	$17,696	$(5,148)	$12,548	$8,524	$(3,969)	$4,555

During the three and six months ended June 30, 2017, amortization expense amounted to $936 and $1,546, respectively, and was included within the general and administration expenses in our condensed consolidated statement of operations. Similarly, amortization expense during the three and six months ended June 30, 2016 amounted to $202 and $396. The average amortization period is 5 years for the tradename, customer relationships, and non-complete agreement; for the contract backlog is 2 years, and between 5 and 10 years for the NOAs.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2017 is as follows:

Year Ending	(in thousands)
2017 (six months)	$1,604
2018	3,322
2019	2,034
2020	1,655
2021	1,624
Thereafter	2,309
$12,548

Note 10. Debt

As of June 30, 2017, the Company owed $226,922 under its various borrowing arrangements. The obligations have maturities ranging from a twelve months on revolving lines of credit to 15 years that bear interest at rates ranging from 2.9% to 8.2% and a weighted average of 7.7%.

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

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), a company needs to determine whether a modification or exchange of a term loan or debt security should be accounted for as a modification or an extinguishment. The Company determined that the issuance of the 5-year senior unsecured note under Rule 144A/Reg S was not considered a modification since the note issuance proceeds were used to extinguish an existing debt and the note issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. We recorded a loss on the extinguishment of debt in the amount of $3,161 in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income. The write-off of the remaining debt issuance costs related to the January 2016 credit facility was added back as a non-cash item in the Cash Flows from Operations.

The Company’s debt is comprised of the following:

	June 30, 2017	December 31, 2016
Revolving lines of credit	$434	$13,168
Capital lease	-	23,696
Unsecured senior note	210,000	-
Other loans	23,928	165,330
Less: Deferred cost of financing	(7,440)	(2,597)
Total obligations under borrowing arrangements	226,922	199,597
Less: Current portion of long-term debt and other current borrowings	5,466	2,651
Long-term debt	$221,456	$196,946

Maturities of long term debt and other current borrowings are as follows as of June 30, 2017:

2018	$5,466
2019	2,307
2020	2,318
2021	2,328
2022	212,339
Thereafter	9,604
Total	$234,362

The Company had $0 and $8,366 of property, plant and equipment as well as $4,839 and $4,757 of other long-term assets pledged to secure $3,439 and $109,193 under various lines of credit as of June 30, 2017 and December 31, 2016, respectively. Differences between pledged assets and the amount secured is related to the difference between carrying value of such assets recorded at historical cost and the guarantees issued to the banks which are based on the market value of the real estate.

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

ESW LLC is an LLC that was not subject to income taxes for the eleven month period ended December 2, 2016, since it was a pass-through entity for tax purposes. ESW LLC was converted to a C-Corporation and was subject to income taxes starting on December 3, 2016. The estimated income tax rate for C-Corporations ranges between 10% and 39.5%. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands and Panama do not currently have any tax obligations.

The components of income tax expense (benefit) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Current income tax:
United States	$1,759	$-	$2,211	$-
Foreign	(630)	4,406	1,650	7,662
Total current income tax	1,129	4,406	3,861	7,662

Deferred income tax:
United States	(377)	-	3	-
Foreign	(4,804)	(345)	(6,874)	42
Total deferred income tax	(5,181)	(345)	(6,871)	42
Total Provision for Income tax	$(4,052)	$4,061	$(3,010)	$7,704

Effective tax rate	43.1%	15.7%	40.4%	21.0%

The Company’s effective tax rate of 43.1% and 40.4% for the three and six-month period ended June 30, 2017, respectively, reflects the adoption of the Colombian tax reform described above, which became effective January 1, 2017. The Company’s effective tax rate of 15.7% and 21% for the three and six-month period ended June 30, 2016 reflects non-taxable gains of $6,687 and $12,598 due to the change in fair value of the Company’s warrant liability relative to their fair value at the beginning of the period during the three and six-month periods ended June 30, 2016, respectively, and non-taxable gain of $3,330 and $7,034 due to the change in fair value of the Company’s earn out share liability relative to their fair value as of at the beginning of the period during the three and six-month periods ended June 30, 2016, respectively.

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

The Company has marketable equity securities with fair values obtained from a quoted price in an active market (Level 1) amounting to $515 and $505 as of June 30, 2017 and December 31, 2016, respectively. As of December 31, 2016 the Company had Interest rate swap derivative liability with fair value obtained using significant other observable inputs (Level 2) amounting to $23.

As of June 30, 2017 and December 31, 2016, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 10 - Debt. The fair value of long term debt was calculated based on an analysis of future cash flows discounted with our weighted average cost of debt based on market rates, which are Level 2 inputs. Other financial instruments such as accounts receivable have carrying values that approximate fair value as they are short-term in nature.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2017	December 31, 2016
Fair Value	$239,397	$190,190
Net Carrying Value	$221,456	$196,946

Note 13. Geographic Information

Revenue by geographic region consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Colombia	$15,525	$28,300	$31,953	$46,878
United States	60,342	47,774	106,650	87,892
Panama	830	1,511	2,093	4,425
Other	4,279	2,228	6,097	4,473
Total Revenues	$80,976	$79,813	$146,793	$143,668

Note 14. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Sales to related parties	$1,091	$1,460	$2,465	$4,431
Expenses
Fees paid to directors and officers	662	388	1,372	836
Payments to other related parties	1,066	396	1,872	1,433

	June 30, 2017	December 31, 2016
Current Assets:
Due from VS	$6,434	$9,143
Due from other related parties	2,097	1,852
	$8,531	$10,995

Liabilities:
Due to related parties	$1,435	$3,668

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three and six months ended June 30, 2017 were $739 and $1,889, respectively, and $1,257 and $3,946 during the three and six months ended June 30, 2016, respectively.

Payments to other related parties during the six months ended June 30, 2017 include charitable contributions to the Company’s foundation for $1,158 and sales commissions for $420.

Due to related party included a balance of $2,303 payable to the former shareholders of ESW LLC as part of the consideration paid for the acquisition as of December 16, 2016. (See Note 3 – Acquisitions for further details). This had been fully paid as of June 30, 2017.

Note 15. Dividends Payable

On August 4, 2016, the Company’s Board of Directors authorized the payment of regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis. The dividend is being paid in cash or ordinary shares, chosen at the option of holders of ordinary shares and the value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares was the average of the closing price of the Company’s ordinary shares on NASDAQ during the period from July 10, 2017 through July 21, 2017. If no choice was made during this election period, the dividend for this election period was to be paid in ordinary shares of the Company.

As a result, the Company has a dividend payable amounting to $1,526 as of June 30, 2017. The Company issued 381,440 shares for the stock dividends paid on April 26, 2017.

The company analyzed the accounting guidance under ASC 505 and determined that this guidance is not applicable since the dividend are shares of the same class in which each shareholder is given an election to receive cash or shares. As such, the company analyzed the dividend under ASC 480 — Distinguishing Liabilities from Equity and concluded that the dividend should be accounted for as a liability since the dividend is a fixed monetary amount known at inception. A reclassification from dividend payable to additional paid-in capital was done for the stocks dividend elections.

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

Note 16. Commitments and Contingencies

Guarantees

As of June 30, 2017, the Company does not have guarantees on behalf of other parties.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues	$80,976	$79,813	$146,793	$143,668
Cost of sales	58,432	51,823	101,997	90,988
Gross profit	22,544	27,990	44,796	52,680
Operating expenses	(17,128)	(15,262)	(32,518)	(28,204)
Operating income	5,416	12,728	12,278	24,476
Change in fair value of earnout shares liability	-	3,330	-	7,034
Change in fair value of warrant liability	-	6,687	-	12,598
Non-operating income	922	1,246	1,949	2,263
Foreign currency transactions gains (losses)	(8,713)	(1,009)	(6,288)	(2,266)
Loss on extinguishment of debt	(2)	-	(3,161)	-
Interest Expense	(5,175)	(4,242)	(10,257)	(7,366)
Income tax provision	4,052	(4,061)	3,010	(7,704)
Net (loss) income	(3,500)	14,679	(2,469)	29,035

Less: Income attributable to non-controlling interest	60	-	72	-
Net (loss) income attributable to parent	$(3,560)	$14,679	$(2,541)	$29,035

Comparison of quarterly periods ended June 30, 2017 and June 30, 2016

Revenues

The Company’s net operating revenues increased $1.2 million or 1% from $79.8 million to $81.0 million for the quarterly period ended June 30, 2017 compared with the quarterly period ended June 30, 2016.

Sales in the U.S. market for the second quarter of 2017 increased $12.6 million or 26% compared to the same period of 2016. The Company’s sales in the North American market continue to have the south Florida region as its main component but are being continuously diversified into other regions within the U.S. Our increase in sales in overall terms and into the U.S market were mainly derived from the recent acquisition of GM&P which started contributing its sales since its March 1st acquisition date. Sales were impacted by a handful of large projects that have been delayed and as such product deliveries and invoicing are being pushed back to the second half of 2017 and into 2018. The delays happen for a number of reasons not in the Company’s control including a project not achieving financial closing in the expected time and design modifications. Total expected revenues from these projects are not impacted due to the adjustment in the new timeframe.

Sales in the Colombian market decreased $12.8 million, or 45%, due to a general delay in local construction activity, mainly associated with market factors and pent up activity related to delays caused by macro factors such as the passing of the country´s structural tax reform and the successful completion of the ongoing peace treaty. Sales to Panama decreased $0.7 million or 45% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. As evidenced in the preceding breakdown of revenues by geography, the Company´s revenues have increasingly continued to weigh toward the U.S market, accounting for 75% of the total for the three-month period ended June 30, 2017 versus 60% for the comparable period ended June 30, 2016.

Margins

Sales margins calculated by dividing the gross profit by operating revenues decreased from 35.1% to 27.8% in the quarterly periods ended June 30, 2016 and 2017, respectively. The reduction in margins is the result of a combination of factors, including a higher depreciation and amortization expense associated with the capital expenditure investment phase that concluded in 2016 a higher amount of fixed costs (mainly direct and indirect labor) put in place ahead of time to support higher than realized sales and a higher component of GM&P revenues which inherently weights down the overall gross margins as the services such as installation and engineering carry a lower margin. It is also worth noting that most of GM&P´s costs are related to labor which is accounted for as part of the company´s cost of good sold (thus causing a higher impact on gross profits). The impact is partially offset at the operating margin level, given the lean administrative structure carried by GM&P.

Expenses

Operating expenses increased 12.2% from $15.3 million to $17.1 million, for the quarterly period ended June 30, 2017 when compared to the quarterly period ended June 30, 2016. The increase was primarily the result of $1.6 million accounts receivable provision, most of which is associated to a particular large project that had a significant change in its scope of work, a $0.8 million increase in depreciation and amortization expense, which went from $0.4 million in the second quarter of 2016 to $1.3 million in the second quarter of 2017 resulting from the intangible assets acquired through the acquisition of GM&P during the first quarter of 2017. The acquired companies, GM&P and Componenti, contributed $1.2 million incremental operating expenses. The Company’s personnel expense increased $0.5 million partially as a result of a few employees from the newly acquired companies and annual salary increases. These increases were offset by a decrease of $1.2 million in shipping and handling during the second quarter of 2017, which decreased 29%, despite sales increasing 1% as a result of efficiencies in the logistics process and our ability to do some manufacturing out of our GM&P facility. Additionally, professional fees for business and accounting related consulting decreased $0.6 million and sales commissions decreased $0.3 million.

Non-operating Income (Loss)

During the three months ended June 30, 2017 and 2016, the Company reported net non-operating income of $0.9 and $1.2 million, respectively, comprised primarily of income from rental properties and gains on sale of scrap materials. The Company recorded a loss of $8.7 million associated to foreign currency transactions, most of which is associated to the remeasurement of US dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency primarily comprised of a US dollar denominated intercompany loan underlying the $210 million senior note issued in January of 2017 offset by some account receivable and cash balances as the US dollar to Colombian peso exchange rate increased 5.5% during the quarter of 2017. This was comparable with a loss in foreign currency transactions of $1.0 million during the quarter ended June 30, 2016.

Interest Expense

Interest expense increased $0.9 million, or 22%, between the quarters ended June 30, 2016 and 2017, as a result of an overall increase in our debt which supported the conclusion of our growth capex phase in 2016. The increase in debt has increased, commensurate to a general increase in sales and business activity and is expected to remain at current levels for the remainder of the year. Despite the increase in the nominal amount of our debt, the company was able to lower its cost of financing through the recently completed bond issuance and bank debt refinance.

Income taxes

The Company recorded an income tax benefit of $4.1 million, compared with an income tax expense of $4.1 million. The income tax benefit as of June 30, 2016 is the result primarily of deferred income tax credit related to the loss on foreign currency transactions because of remeasurement of the Company’s monetary assets and liabilities, as described above, which is not taxed in Colombia until the actual cashflow takes place and the loss or gain is realized.

Comparison of six-month periods ended June 30, 2017 and June 30, 2016

Revenues

The Company’s net operating revenues increased $3.1 million or 2.2% from $143.7 million to $146.8 million for the six-month period ended June 30, 2017 compared with the six-month period ended June 30, 2016.

Sales in the U.S. market for the first half of 2017 increased $18.8 million or 21% compared to the same period of 2016. The Company’s sales in the North American market continues to be key for the Company, mainly the South Florida region but continuously increasing and diversifying into other regions. Our increase in sales in overall terms and into the U.S market were mainly derived from the recent acquisition of GM&P which contributed its results from the March 1, 2017 date of acquisition. The acquisition of GM&P, a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors, is in line with our long-term strategy to further vertically integrate our operations and strengthen our presence in U.S Markets.

Sales in the Colombian market decreased $14.9 million, or 32%, partly due to overall market conditions and to the postponements of construction as the country underwent a structural tax reform and the successful completion of the long-awaited Peace Treaty. Sales to Panama decreased $2.3 million or 53% in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. As evidenced in the preceding breakdown of revenues by geography, the Company´s revenues have increasingly continued to weigh toward the U.S market, accounting for 73% of the total for the six-month period ended June 30, 2017 versus 61% for the comparable period ended June 30, 2016. Going forward, we expect the North American revenues to continue growing as a percentage of the total, aligned with our sales strategy.

Margins

Sales margins calculated by dividing the gross profit by operating revenues decreased from 36.7% to 30.5% in the six-month periods ended June 30, 2016 and 2017, respectively. The reduction in margins resulted from a higher depreciation and amortization expense associated with the capital expenditure investment phase that concluded in 2016; carrying a more robust structure with higher fixed costs (mainly direct and indirect labor) being diluted over a lower than expected revenue mainly caused by the postponement of deliveries in certain large projects, and by the acquisition of GM&P which carries lowers margins in line with the services it provides. We are currently undergoing a company-wide analysis to seek cost reductions and added efficiencies.

Expenses

Operating expenses increased 15% from $28.2 million to $32.5 million, for the six-month period ended June 30, 2017 when compared to the six-month period ended June 30, 2016. The increase was primarily the result of $2.6 million accounts receivable provision, most of which is associated to a particular large project which had a change of scope, a $1.3 million increase in depreciation and amortization expense, which went from $0.9 million in the first half of 2016 to $2.2 million in same period of 2017 mainly as a result of the amortization of intangible assets acquired through the acquisition of GM&P during the first quarter of 2017. Personnel expense also increased $1.7 million or 27%, due to a more robust structure being put in place to address higher expected sales and to the acquisition of GM&P and Componenti. The acquired companies, contributed $1.6 million additional incremental operating expenses. These increases were offset by of $1.3 million decrease in shipping and handling expense during the second semester of 2017 , which declined 17%, despite sales increasing 2% as a result of added efficiencies in our logistical process and being able to carry out some manufacturing through our US-based GM&P operations.

Loss on extinguishment of debt

Upon the issuance of the 5-year senior unsecured note under Rule 144A mentioned below in the liquidity section, the Company determined that issuance was not considered a modification or exchange of the seven-year senior secured credit facility issued in January 2016 however proceeds from the new issuance were used to repay the previous credit facility and the new issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $3,161. The loss represented the write off of deferred financing fees related to the extinguished debt facilities and penalties fees related to the early payoff of several loans and capital leases.

Non-operating Income (Loss)

During the six months ended June 30, 2017 and 2016, the Company reported net non-operating gain of $1.9 and $2.3 million, respectively, comprised primarily of income from rental properties and gains on sale of scrap materials. Additionally, the Company recorded a loss of $6.3 million associated to foreign currency transactions, most of which is associated to the remeasurement of US dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency primarily comprised of a US dollar denominated intercompany loan underlying the $210 million senior note issued in January of 2017 offset by some account receivable and cash balances as the US dollar to Colombian peso exchange rate increased 5% during the quarter of 2017., comparable with a loss in foreign currency transactions of $2.3 million during the first half of 2016.

Interest Expense

Interest expense increased $2.9 million, or 39% as a result of debt increase to finance 2016 capital expenditures and one month of double interest expense between the issuance of the bond discussed below and repayment of previous debt. Our debt has increased, commensurate to a general increase in sales and business activity and is expected to remain at current levels for the remainder of the year.

Income taxes

The Company recorded an income tax benefit of $3.0 million, compared with an income tax expense of $7.7 million. The income tax benefit as of June 30, 2016 is the result primarily of deferred income tax credit related to the loss on foreign currency transactions as a result of remeasurement of the Company’s monetary assets and liabilities, as described above, which is not taxed in Colombia until the actual cashflow takes place and the loss or gain is realized.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, and December 31, 2016, the Company had cash and cash equivalents of approximately $43.7 million and $26.9 million, respectively. The main sources of cash for the six-month ended period were the cash flows from operations and the proceeds derived from the bond issuance. The Company’s primary sources of liquidity to support its working capital needs and short-term capital expenditures will be its readily available cash balance and cash flow generated from operating activities.

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2017	2016
Cash Flow from Operating Activities	$12,194	$(2,619)
Cash Flow from Investing Activities	(12,537)	(27,461)
Cash Flow from Financing Activities	17,658	44,868
Effect of exchange rates on cash and cash equivalents	(551)	(334)
Cash Balance - Beginning of Period	26,918	22,671
Cash Balance - End of Period	$43,682	$37,125

The principal sources of cash during the six months of 2017 was related to the cash generated from our operations and the issuance of an unsecured senior note to pay down existing indebtedness and general corporate purposes.

During the six months ended June 30, 2017 and 2016, $12.2 million and $2.6 million were provided by and used in operating activities, respectively. The principal source of cash was trade accounts payable and accrued expenses, generated $15.4 and $16.8 million during the first half of 2017 and 2016, respectively. This is primarily associated with the accrual of interest expense related to the Unsecured senior note issued in January 2017 discussed below, with interest payable semi-annually, with the first interest payment made on July 28, 2017.

Furthermore, better receivables management generated $5.8 million during the first six months of 2017 compared with a use of $13.5 million during the same period 2016. While trade accounts receivable on the consolidated balance sheet increase $14.0, going from $92.3 million as of December 31, 2016 million to $106.3 million as of June 30, 2017, trade accounts receivable generated cash. The reason behind this is that much of the growth in receivables was related to the acquisition of GM&P which contributed $32.4 million of net incremental accounts receivable as of June 30, 2017.

For the six months ended June 30, 2017, the acquisition of GM&P needs to be normalized in order to properly assess the Company´s days sales outstanding as only four months of sales is being incorporated, however, the full accounts receivable balance of this entity is included on the balance sheet as of the quarter end. Had the Company not acquired GM&P, days sales outstanding calculated using revenues from the twelve months ended June 30, 2017 would have decreased 14 days relative to the 110 days outstanding as of December 31, 2016 to 97 days, as opposed to 126 days including the effect of the GM&P acquisition, which is an increase of 15 days relative to fiscal year end.

The Company´s receivables are often associated to sophisticated, long lead projects that typically have longer collection cycles as distributors also have to collect from general contractors and in turn, they have to collect from end users which only provide a “good receipt” once certain performance conditions have been met. In addition to the shipping time into the U.S, there are often additional days to clear customs and getting the product to the end client, at which point, the days of the sales ´terms start counting.

The principal use of cash during the six months ended June 30, 2017 was Taxes payable, which used $15.1 and $5.4 million during the six months ended June 30, 2017 and 2016, respectively, as the Company paid its income tax for fiscal year 2016 during the first half of the year and reduced the tax provision for next fiscal year on the balance sheet because of the net loss for the period.

During the six months ended June 30, 2017, cash used in investing activities decreased to $12.5 million compared with $27.5 million during the same period of 2016, primarily as a result of one-time purchase of a $25.0 million U.S Dollar denominated time deposit during the first quarter of 2016 with a Colombian peso denominated obligation for the same amount to hedge balance sheet foreign exchange gains and losses on its monetary assets and liabilities. Cash used for the purchase of property and equipment during the first half of 2017 and 2016, was $4.3 and $5.1million, respectively, while total purchases of property plant and equipment, including property plant and equipment acquired with the issuance of debt or capital lease decreased from $16.6 million in 2016 to $4.3 million in 2017 as there were no purchases of property, plant and equipment made with issuance of debt or under capital lease. Our capital expenditures have decreased significantly as our previous capital expenditures has provided enough manufacturing capacity to service our current backlog and expected sales through the year 2018. As such, capital expenditures in the near future are expected to be limited to the maintenance of existing capacity and for the investment in roof solar panels in order to reduce electricity expenses. Additionally, the Company used $8.4 million to pay for the acquisitions of ESW and GM&P during the six months ended June 30, 2017.

Cash provided by financing activities, decreased from $44.9 million during the first six months of 2016 to $17.7 million during the first six months of 2017. During the first six months of 2016, the significant source of cash was associated to the funding of a $109.5 million credit facility, out of which $83.5 million were used to refinance existing debt. On January 23, 2017, the Company issued a U.S. dollar denominated $210 million offering of a 5-year senior unsecured note at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to Qualified Institutional Buyers. The Company used approximately $182.2 million of the proceeds to repay outstanding indebtedness and as a result achieved a lower cost of debt and strengthened its capital structure and liquidity given the non-amortizing structure of the new facility. Cash proceeds in excess of the amount used to pay down outstanding debt have been invested in liquid, short-term time deposits which will be used to support ongoing growth and general corporate purposes, and are partially the reason for the increase in the Company’s cash balance alongside with its positive cashflow from operations generation.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were not effective as of June 30, 2017. Notwithstanding the material weakness in our internal control over financial reporting, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Remediation Plan for Material Weaknesses

During the second quarter of 2017, we have been executing our remediation plan, as designed, to strengthen our internal control system regarding the material weakness in Entity Level Controls.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2017 and 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 11, 2017

