Form 10-Q
period 2017-09-30
Tecnoglass Inc.
filed 2017-11-14
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,211,265 ordinary shares as of September 30, 2017.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$36,153	$26,918
Investments	1,943	1,537
Trade accounts receivable, net	108,536	92,297
Due from related parties	7,701	10,995
Inventories	65,144	55,092
Other current assets	22,098	23,897
Total current assets	$241,575	$210,736

Long term assets:
Property, plant and equipment, net	$173,719	$170,797
Deferred taxes	719	-
Intangible assets	12,035	4,555
Goodwill	23,130	1,330
Other long-term assets	2,684	7,312
Total long-term assets	212,287	183,994
Total assets	$453,862	$394,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long term debt	$3,650	$2,651
Trade accounts payable and accrued expenses	48,252	42,546
Due to related parties	1,181	3,668
Payable associated to GM&P acquisition	29,000	-
Dividends payable	652	3,486
Current portion of customer advances on uncompleted contracts	10,940	7,780
Other current liabilities	7,887	18,255
Total current liabilities	$101,562	$78,386

Long term liabilities:
Deferred income taxes	$6,985	$3,523
Customer advances on uncompleted contracts	1,937	2,310
Long term debt	220,427	196,946
Total Long-Term Liabilities	229,349	202,779
Total liabilities	$330,911	$281,165
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 34,211,265 and 33,172,144 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	3
Legal reserves	1,367	1,367
Additional paid-in capital	120,730	114,847
Retained earnings	26,023	26,548
Accumulated other comprehensive (loss)	(26,486)	(29,200)
Shareholders’ equity attributable to controlling interest	121,637	113,565
Shareholders’ equity attributable to non-controlling interest	1,314	-
Total shareholders’ equity	122,951	113,565
Total liabilities and shareholders’ equity	$453,862	$394,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating revenues:
External customers	$82,117	$78,076	$226,445	$217,313
Related parties	1,267	2,997	3,732	7,428
Total operating revenues	83,384	81,073	230,177	224,741
Cost of sales	56,200	49,778	158,197	140,766
Gross Profit	27,184	31,295	71,980	83,975

Operating expenses:
Selling expense	(7,810)	(8,800)	(22,610)	(24,096)
General and administrative expense	(7,851)	(7,319)	(22,952)	(20,222)
Provision for bad debt and write offs	(122)	(887)	(2,739)	(892)
Total Operating Expenses	(15,783)	(17,006)	(48,301)	(45,210)

Operating income	11,401	14,289	23,679	38,765

Gain on change in fair value of earnout shares liabilities	-	(2,630)	-	4,404
Gain on change in fair value of warrant liability	-	(12,885)	-	(287)
Non-operating income	656	569	2,605	2,832
Foreign currency transactions gains (losses)	5,394	2,434	(894)	168
Gain (Loss) on extinguishment of Debt	13	-	(3,148)	-
Interest expense and amortization of deferred cost of financing	(4,633)	(4,771)	(14,890)	(12,137)

Income (Loss) before taxes	12,831	(2,994)	7,352	33,745

Income tax provision	(5,806)	(5,789)	(2,796)	(13,493)

Net income (loss)	7,025	(8,783)	4,556	20,252

Less: Net income attributable to non-controlling interest	101	-	173	-

Net income (loss) attributable to parent	$6,924	$(8,783)	$4,383	$20,252

Comprehensive income:
Net income (loss) attributable to parent	$6,924	$(8,783)	$4,383	$20,252

Foreign currency translation adjustments	3,163	3,459	2,714	8,690

Total comprehensive income (loss)	$10,087	$(5,324)	$7,097	$28,942

Basic income (loss) per share	$0.20	$(0.29)	$0.13	$0.69

Diluted income (loss) per share	$0.20	$(0.29)	$0.13	$0.61

Basic weighted average common shares outstanding	34,211,265	30,349,145	34,233,851	29,526,731

Diluted weighted average common shares outstanding	34,801,215	30,349,145	34,823,801	33,373,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,556	$20,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	2,739	892
Provision for obsolete inventory	80	-
Depreciation and amortization	15,692	11,152
Change in fair value of earnout share liability	-	(4,404)
Change in fair value of warrant liability	-	287
Deferred income taxes	(3,625)	(232)
Extinguishment of debt	2,569	-
Director stock compensation	213	229
Other non-cash adjustments	827	(58)
Changes in operating assets and liabilities:
Trade accounts receivables	6,460	(26,758)
Inventories	(8,923)	(8,020)
Prepaid expenses	248	1,279
Other assets	(5,814)	(7,410)
Trade accounts payable and accrued expenses	901	7,672
Taxes payable	(13,077)	(5,196)
Labor liabilities	686	805
Related parties	3,097	(392)
Customer advances on uncompleted contracts	2,497	(1,958)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,126	(11,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	456	24,226
Proceeds from sale of property and equipment	-	-
Business acquisitions	(8,382)	-
Cash acquired from GM&P and Componenti	509	-
Purchase of investments	(716)	(25,077)
Acquisition of property and equipment	(6,701)	(15,862)
CASH USED IN INVESTING ACTIVITIES	(14,834)	(16,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	20,313	187,442
Cash Dividend	(1,864)	-
Proceeds from bond issuance	201,769	-
UPO excercise	-	404
ESW distributions prior to acquisition	-	(1,325)
Repayments of debt	(205,615)	(158,192)
CASH PROVIDED BY FINANCING ACTIVITIES	14,603	28,329

Effect of exchange rate changes on cash and cash equivalents	340	759

NET (DECREASE) INCREASE IN CASH	9,235	515
CASH - Beginning of period	26,918	22,671
CASH - End of period	36,153	23,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	15,700	8,720
Income Tax	15,651	25,669

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease	-	19,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity to	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Reserve	Deficit)	Loss	Parent	Interest	Equity
Balance at December 31, 2016	33,172,144	3	114,847	1,367	26,548	(29,200)	113,565	-	113,565

Dividends	1,029,862	-	5,875	-	(4,908)	-	967	-	967

Unit purchase options	8,500	-	-	-	-	-	-	-	-

Share based compensation	700	-	8	-	-	-	8	-	8

Non-Controlling Interest	-	-	-	-	-	-	-	1,141	1,141

Foreign currency translation	-	-	-	-	-	2,714	2,714	-	2,714

Net income	-	-	-	-	4,383	-	4,383	173	4,556

Balance at September 30, 2017	34,211,206	3	120,730	1,367	26,023	(26,486)	121,637	1,314	122,951

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

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating façades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports about two thirds of its production to foreign countries. On March 29, 2017, we established ESWindows Europe SRL, a subsidiary based in Italy out of which we expect to expand our sales to European and Middle Eastern markets.

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

In December 2016, as part of our strategy to vertically integrate our operations, we acquired 100% of the stock of E.S. Windows LLC (“ESW LLC”), 85.06% of which was acquired directly by Tecnoglass and 14.94% by our subsidiary ES, for a total purchase price of $13,500, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9,200 based on a stock price of $12.50, (ii) approximately $2,300 in cash, and (iii) approximately $2,000 related to the assignment to the former members of ESW of certain accounts receivable owed by a related party to ES. The acquisition was deemed to be a transaction between entities under common control, which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at historical cost of the entity, with prior periods retroactively adjusted to furnish comparative information.

On March 1, 2017, the Company acquired Giovanni Monti and Partners Consulting and Glazing Contractors, Inc. (“GM&P”), a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors, including its 60% owned subsidiary, Componenti USA LLC. The purchase price for the acquisition was $35,000 of which $6,000 of the purchase price was paid in cash by the Company with the remaining amount to be payable by the Company in cash, stock of the Company or a combination of both at the Company´s sole discretion originally within 180 days after closing and subsequently amended to be paid by May 15, 2018. For more information on this acquisition, please refer to Note 3. Acquisitions.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Revenues from fixed price contracts amount to 56% and 47% of the Company’s sales for the three and nine months ended September 30, 2017, respectively, and 17% and 16% for the three and nine months ended September 30, 2016, respectively, as GM&P, acquired in March of 2017 largely accounts for its revenues through the percentage of completion method. Revenues recognized in advance of amounts billable pursuant to contracts terms are recorded as unbilled receivables on uncompleted contracts based on work performed and costs to date. Unbilled receivables on uncompleted contracts are billable upon various events, including the attainment of performance milestones, delivery and installation of products, or completion of the contract. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing expected profits each period. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and estimated costs to complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined and have not had a material effect on the Company’s financial statements.

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

The calculation of diluted earnings per share for the three and nine months ended September 30, 2017 include the dilutive effect of 589,950 dilutive securities related to the dividend declared. The calculation of diluted earnings per share for the three months ended September 30, 2016 excludes the effect of 589,950 dilutive securities related to the dividend declared as there is a net loss for the period and their inclusion would be anti-dilutive. For the nine months ended September 30, 2016, the Company considered the dilutive effect of warrants to purchase ordinary shares, unit purchase options exercisable into ordinary shares, and shares issuable under the earnout agreement, and share dividends paid out since, which are retroactively adjusted, in the calculation of diluted income per share, which resulted in 3,846,918 shares of dilutive securities.

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net (loss) income attributable to parent	$6,924	$(8,783)	$4,383	$20,252

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	34,211,265	30,349,145	34,233,851	29,526,731
Effect of dilutive securities	589,950	-	589,950	3,846,918
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	34,801,215	30,349,145	34,823,801	33,373,649

Basic earnings per ordinary share	$0.20	$(0.29)	$0.13	$0.69
Diluted earnings per ordinary share	$0.20	$(0.29)	$0.13	$0.61

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the nine months ended September 30, 2017 and 2016 were $9,504 and $11,725, respectively, and for the three months ended September 30, 2017 and 2016 were $3,315 and $4,274, respectively.

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

In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarification on certain topics within ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), including assessing collectability, presentation of sales taxes, the measurement date for non-cash consideration and completed contracts at transition, as well as providing a practical expedient for contract modifications at transition. The effective date and transition requirements for the amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company has completed the planning phase of the adoption of this ASU and as of September 30, 2017, the Company has completed training regarding the new revenue recognition standard and has established criteria to continue to assess the impact. The contracts and performance obligations have been identified and the Company will assess the impact during the fourth quarter of the year.

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

Note 3. Acquisitions

ESWindows Acquisition

On December 2, 2016, we acquired 100% of the stock of ESW LLC, 85.06% of which was acquired directly by Tecnoglass and 14.94% by our subsidiary ES, for a total purchase price of $13,500, which consisted of (i) 734,400 ordinary shares issued in connection with the transaction for approximately $9,200 based on a stock price of $12.50, (ii) approximately $2,300 in cash, and (iii) approximately $2,000 related to the assignment to the former members of ESW of certain accounts receivable owed by Ventana Solar S.A. (“VS”) to ES. The company paid $2,382 in cash during the nine-month period ending September 30, 2017 related to this transaction.

VS, a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. During 2015 and 2014, the Company and VS executed a short-term payment agreement and a three-year payment agreement that were mainly created to fund working capital to VS due the timing difference between the collections from VS’s customers. On December 2, 2016 the outstanding amount of $2,016 was reassigned to the former members of ESW LLC as part of the consideration paid for the acquisition of ESW. As a result, the Company does not have any outstanding receivable under these payment agreements as of December 31, 2016 or September 30, 2017. See Note 14 – Related Parties for more information.

As the acquisition of ESW LLC was deemed to be a transaction between entities under common control, the assets and liabilities were transferred at the historical cost of ESW LLC, with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period they were controlled by the previous owners of ESW LLC in the Company’s financial statements.

The following table includes the financial information as originally reported and the net effect of the ESW LLC acquisition after elimination of intercompany transactions.

	Three months ended September 30, 2016
	Without acquisition	Net effect of acquisition	Considering acquisition

Net Revenues	$80,025	$1,048	$81,073
Net (loss) income attributable to parent	$(7,923)	$(860)	$(8,783)
Basic income per share	$(0.27)	$(0.02)	$(0.29)
Diluted income per share	$(0.27)	$(0.02)	$(0.29)
Basic weighted average common shares outstanding	29,614,745	734,400	30,349,145
Diluted weighted average common shares outstanding	29,614,745	734,400	30,349,145

	Nine months ended September 30, 2016
	Without acquisition	Net effect of acquisition	Considering acquisition
Net revenues	$218,441	$6,300	$224,741
Net (loss) income attributable to parent	$20,114	$138	$20,252
Basic income per share	$0.70	$(0.01)	$0.69
Diluted income per share	$0.62	$(0.01)	$0.61
Basic weighted average common shares outstanding	28,792,331	734,400	29,526,731
Diluted weighted average common shares outstanding	32,639,249	734,400	33,373,649

Cash used in operating activities	$(14,084)	$2,224	$(11,860)
Net (decrease) increase in cash	$(371)	$886	$515

The number of basic and diluted weighted average common shares outstanding prior to the acquisition of ESW LLC include 1,302,377 and 1,892,161 shares, respectively, issued after the financial statements for nine months ended September 30, 2016 were issued related to a stock dividend during 2016 and 2017.

GM&P Acquisition

On March 1, 2017, the Company acquired a 100% controlling interest in GM&P, a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors. The primary reasons for the acquisitions are to continue Tecnoglass’ long-term strategy of being vertically integrated, to penetrate different markets in the U.S. to streamline its distribution logistics, and to fabricate in the United States when economically advantageous. The purchase price for the acquisition was $35,000, of which $6,000 of the purchase price was paid in cash by the Company on May 17, 2017, with the remaining amount to be payable by the Company in cash, stock of the Company or a combination of both at the Company´s sole discretion within 180 days after closing, subsequently amended to be paid by May 15, 2018. The total amount of acquisition-related costs was $189, which is included in the Statement of Operations for the period ending December 31, 2016.

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

The following table summarizes the consideration transferred to acquire GM&P and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the non-controlling interest in Componenti USA LLC as of the acquisition date. Under ASC 805, a company can apply measurement period adjustments during the twelve-month period after the date of acquisition. During this period, the acquirer may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values. The allocation of the consideration transferred was based on management’s judgment after evaluation of several factors, including a preliminary valuation assessment. Finalization of the analysis has not been completed and could result in measurement periods adjustments that could change the composition of current asset, fixed assets, intangible assets, goodwill, and liabilities. The goodwill is not expected to be deductible for tax purposes.

The following table summarizes the purchase price allocation of the total consideration transferred:

Consideration Transferred:
Notes payable (Cash or Stock)	$35,000
Fair value of the non-controlling interest in Componenti	1,141

Recognized amounts of identifiable assets acquired and liabilities assumed:	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation
Cash and equivalents	$509		509
Accounts receivable	42,314		42,314
Cost and estimated earnings in excess of billings	4,698		4,698
Other current assets	589		589
Property, plant, and equipment	684		684
Other non-current tangible assets	59		59
Trade name	980		980
Non-compete agreement	165		165
Contract backlog	3,090		3,090
Customer relationships	4,140		4,140
Accounts payable	(22,330)	275	(22,055)
Other current liabilities assumed	(13,967)		(13,967)
Non-current liabilities assumed	(3,634)	(3,231)	(6,865)
Total identifiable net assets	17,297	(2,956)	14,341
Goodwill (including Workforce)	$18,844	2,956	$21,800

The adjustment made to the preliminary purchase price allocation to Non-current liabilities assumed is related to an adjustment in deferred tax liability. The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The identifiable intangible asset subject to amortization was the tradename, customer relationships, non-compete agreement, and backlog, which have a remaining useful life of two to five years. See Note 9 – Goodwill and Intangible Assets for additional information.

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

	Actual	Pro-Forma	Pro-Forma	Pro-Forma
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands, except per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Pro Forma Results
Net sales	$83,384	$101,442	$240,164	$272,985

Net (loss) income attributable to parent	$6,924	$(2,499)	$3,329	$28,917

Net income per common share:
Basic	$0.20	$(0.08)	$0.10	$0.98

Diluted	$0.20	$(0.08)	$0.10	$0.87

The actual sales and net income that is included within the Statement of Operations for the nine-month period ended September 30, 2017 is $81,878 and $5,938, respectively.

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

Note 4. – Trade accounts receivable

Trade accounts receivable consists of the following:

	September 30, 2017	December 31, 2016
Current accounts receivable	$83,094	$87,704
Retainage	27,842	6,676
Total trade accounts receivable	110,936	94,380
Less: Allowance for doubtful accounts	(2,400)	(2,083)
Total trade accounts receivable, net	$108,536	$92,297

The changes in allowances for doubtful accounts for the nine months September 30, 2017 and the year ended December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Balance at beginning of year	$2,083	$189
Provision for bad debts	2,739	4,686
Allowance from acquired business	1,000	-
Deductions and write-offs, net of foreign currency adjustment	(3,422)	(2,792)
Balance at end of period	$2,400	$2,083

Note 5. - Inventories, net

Inventories are comprised of the following:

	September 30, 2017	December 31, 2016
Raw materials	$43,900	$40,219
Work in process	7,990	5,606
Finished goods	7,164	4,124
Stores and spares	5,896	5,016
Packing material	326	284
	65,276	55,249
Less: inventory allowance	(132)	(157)
	$65,144	$55,092

Note 6. Other Current Assets and Other Long-Term Assets

Other current assets are comprised of the following:

	September 30, 2017	December 31, 2016
Unbilled receivables on uncompleted contracts	$4,126	$6,625
Prepaid Expenses	952	1,183
Prepaid Taxes	14,833	14,080
Advances and other receivables	2,187	2,009
Other current assets	$22,098	$23,897

Other long-term assets are comprised of the following:

	September 30, 2017	December 31, 2016
Real estate investments	$-	$5,125
Cost method investment	500	500
Other long-term assets	2,184	$1,687
	$2,684	$7,312

Note 7. Other Current Liabilities

Other current liabilities are comprised of the following:

	September 30, 2017	December 31, 2016
Taxes payable	$5,760	$16,845
Labor liabilities	2,127	1,410
	$7,887	$18,255

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30, 2017	December 31, 2016
Building	$57,709	$50,887
Machinery and equipment	138,911	132,333
Office equipment and software	5,438	4,980
Vehicles	1,860	1,648
Furniture and fixtures	2,333	2,141
Total property, plant and equipment	206,251	191,989
Accumulated depreciation and amortization	(63,956)	(49,277)
Net value of property and equipment	142,295	142,712
Land	31,424	28,085
Total property, plant and equipment, net	$173,719	$170,797

Depreciation expense for the three and nine months ended September 30, 2017 amounted to $3,871 and $11,533, respectively, and $2,314 and $8,986 for the three and nine months ended September 30, 2016, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of the Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2016	$1,330
GM&P Acquisition	18,844
Measurement period adjustment	2,956
Ending balance – September 30, 2017	$23,130

The $2,956 represents a second measurement period adjustment to the preliminary purchase price allocation of the GMP acquisition which impacted accounts payable from the reconciliation of the accounts as of the opening balance sheet date on March 1st, 2017. The Company recorded an initial Measurement period adjustment during the quarter ended June 30, 2017 of -$275 to accounts payable and a subsequent adjustment of $3,231 to other non-current liabilities during the quarter ended September 30, 2017.

Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates in the required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P and Componenti.

	September 30, 2017			December 31, 2016
	Gross	Acc. Amort.	Net	Gross	Acc. Amort.	Net
Trade Names	$980	$(114)	$866	$-	$-	$-
Notice of Acceptances (NOAs), product designs and other intellectual property	10,075	(4,864)	5,212	8,524	(3,969)	4,555
Non-compete Agreement	165	(19)	146	-	-	-
Contract Backlog	3,090	(901)	2,189	-	-	-
Customer Relationships	4,140	(517)	3,623	-	-	-
	$18,450	$(6,415)	$12,035	$8,524	$(3,969)	$4,555

During the three and nine months ended September 30, 2017, amortization expense amounted to $1,455 and $4,159, respectively, and was included within the general and administration expenses in our condensed consolidated statement of operations. Similarly, amortization expense during the three and nine months ended September 30, 2016 amounted to $785 and $2,166, respectively. The average amortization period is 5 years for the tradename, customer relationships, and non-complete agreement; for the contract backlog is 2 years, and between 5 and 10 years for the NOAs.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2017 is as follows:

Year Ending	(in thousands)
2017 (three months)	$931
2018	3,693
2019	2,405
2020	2,026
2021	1,971
Thereafter	1,009
$12,035

Note 10. Debt

As of September 30, 2017, the Company owed $224.077 under its various borrowing arrangements. The obligations have maturities ranging from twelve months on revolving lines of credit to a 15 year Export Credit Agency facility. Our credit facilities bear interest rates ranging from 3.0% to 8.2% and a weighted average of 7.7%.

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

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), a company needs to determine whether a modification or exchange of a term loan or debt security should be accounted for as a modification or an extinguishment. The Company determined that the issuance of the 5-year senior unsecured note under Rule 144A/Reg S was not considered a modification since the note issuance proceeds were used to extinguish an existing debt and the note issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. We recorded a loss on the extinguishment of debt in the amount of $3,148 in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income. The write-off of the remaining debt issuance costs related to the January 2016 credit facility was added back as a non-cash item in the Cash Flows from Operations.

The Company’s debt is comprised of the following:

	September 30, 2017	December 31, 2016
Revolving lines of credit	$912	$13,168
Capital lease	-	23,696
Unsecured senior note	210,000	-
Other loans	20,537	165,330
Less: Deferred cost of financing	(7,372)	(2,597)
Total obligations under borrowing arrangements	224,077	199,597
Less: Current portion of long-term debt and other current borrowings	3,650	2,651
Long-term debt	$220,427	$196,946

Maturities of long term debt and other current borrowings are as follows as of September 30, 2017:

2018	$3,650
2019	2,310
2020	2,320
2021	2,331
2022	212,342
Thereafter	8,496
Total	$231,449

The Company had $4,799 and $8,366 of property, plant and equipment as well as $0 and $4,757 of other long-term assets pledged to secure $3,389 and $109,193 under various lines of credit as of September 30, 2017 and December 31, 2016, respectively. Differences between pledged assets and the amount secured is related to the difference between carrying value of such assets recorded at historical cost and the guarantees issued to the banks which are based on the market value of the real estate. The Company also has a revolving line of credit for up to $4,250 in name of GM&P, of which $354 were outstanding as of September 30, 2017 secured by up to $51,764 of all of GM&P’s assets.

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

ESW LLC was an LLC that was not subject to income taxes for the eleven month period ended December 2, 2016, since it was a pass-through entity for tax purposes. ESW LLC was converted to a C-Corporation and was subject to income taxes starting on December 3, 2016. The estimated income tax rate for C-Corporations ranges between 10% and 39.5%. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands and Panama do not currently have any tax obligations.

The components of income tax expense (benefit) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Current income tax:
United States	$1,837	$-	$4,048	$-
Foreign	723	6,063	2,373	13,725
Total current income tax	2,560	6,063	6,421	13,725

Deferred income tax:
United States	(597)	-	(594)	-
Foreign	3,843	(274)	(3,031)	(232)
Total deferred income tax	3,246	(274)	(3,625)	(232)
Total Provision for Income tax	$5,806	$5,789	$2,796	$13,493

Effective tax rate	-45%	193%	-38%	-40%

The Company’s effective tax rate of 45% for the three-month period ended September 30, 2017, reflects the adoption of the 2016 Colombian tax reform described above, which became effective January 1, 2017. The effective tax rate of 38% for the nine-month period ended September 30, 2017 approximates the statutory tax rates.

The Company’s effective tax rate of 193% and -40% for the three and nine-month period ended September 30, 2016 reflects non-deductible losses of $12,885 and $287 due to the change in fair value of the Company’s warrant liability relative to their fair value at the beginning of the period during the three and nine-month periods ended September 30, 2016, respectively, and non-deductible loss of $2,630 and a non-taxable gain of $4,404 due to the change in fair value of the Company’s earn out share liability relative to their fair value as of at the beginning of the period during the three and nine-month periods ended September 30, 2016, respectively.

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

The Company has marketable equity securities with fair values obtained from a quoted price in an active market (Level 1) amounting to $515 and $505 as of September 30, 2017 and December 31, 2016, respectively. As of December 31, 2016 the Company had an Interest rate swap derivative liability with fair value obtained using significant other observable inputs (Level 2) amounting to $23.

As of September 30, 2017 and December 31, 2016, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 10 - Debt. The fair value of long term debt was calculated based on an analysis of future cash flows discounted with our weighted average cost of debt based on market rates, which are Level 2 inputs. Other financial instruments such as accounts receivable have carrying values that approximate fair value as they are short-term in nature.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2017	December 31, 2016
Fair Value	$234,843	$190,190
Net Carrying Value	$220,427	$196,946

Note 13. Geographic Information

Revenue by geographic region consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Colombia	$13,339	$26,460	$45,292	$73,338
United States	68,117	50,919	174,767	138,811
Panama	1,095	3,096	3,187	7,521
Other	833	598	6,931	5,071
Total Revenues	$83,384	$81,073	$230,177	$224,741

Note 14. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Sales to related parties	$1,267	$2,997	$3,732	$7,428
Expenses
Fees paid to directors and officers	573	235	2,114	1,012
Payments to other related parties	788	385	2,660	1,250

	September 30, 2017	December 31, 2016
Current Assets:
Due from VS	$5,512	$9,143
Due from other related parties	2,189	1,852
	$7,701	$10,995

Liabilities:
Due to related parties	$1,181	$3,668

VS, a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three and nine months ended September 30, 2017 were $779 and $2,668, respectively, and $2,554 and $6,500 during the three and nine months ended September 30, 2016, respectively.

Fees paid to officers and directors are comprised of salaries and compensation for their work as officers and directors of the Company. Payments to other related parties during the nine months ended September 30, 2017 include charitable contributions to the Company’s foundation for $1,652 and sales commissions for $601.

Due to related parties as of December 16, 2016 included a balance of $2,303 payable to the former shareholders of ESW LLC as part of the consideration paid for the acquisition. (See Note 3 – Acquisitions for further details). This was fully paid so no balance remained outstanding as of September 30, 2017.

Note 15. Dividends Payable

On August 4, 2016, the Company’s Board of Directors authorized the payment of regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis. On May 11, 2017, the Company announced that commencing with the declared quarterly dividend for the third quarter of 2017 through any future dividends to be declared and paid through the second quarter of 2018, a 12% increase to $0.14 per share, or $0.56 per share on an annual basis would apply.

The quarterly dividend of $0.14 per share for the third quarter of 2017 was paid on October 27, 2017 to shareholders of record as of the close of business on September 29, 2017. The dividend was paid in cash or ordinary shares, chosen at the option of holders of ordinary shares, with the value of the ordinary shares used to calculate the number of shares issued with respect to that portion of the dividend payable in ordinary shares being calculated by the average of the closing price of the Company’s ordinary shares on NASDAQ during the ten trading day period from October 9, 2017 through October 20, 2017. If no choice was made during this election period, the dividend for this election period was paid in ordinary shares of the Company.

As a result, the Company has a dividend payable amounting to $884 as of September 30, 2017. The Company issued 589,950 shares for the stock dividends paid on October 27, 2017.

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

Note 16. Commitments and Contingencies

Guarantees

As of September 30, 2017, the Company does not have guarantees on behalf of other parties.

Legal Matters

On March 2, 2016 ES filed a lawsuit against Bagatelos Architectural Glass Systems, Inc. (“Bagatelos”) in Colombia. In addition, we also filed a lawsuit against Bagatelos in the State of California for breach of contract. To lift the lien declared by the Court in California, Bagatelos submitted a bond for $2,000 in favor of ES and its release is subject to the court’s ruling. This bond is a “mechanics lien surety bond” which guarantees ES payment of the amounts due with interest and costs should the Company win the case. Mediation scheduled for February 17, 2017 was unsuccessful and parties continue discovery. Bagatelos as defendant presented a cross complaint on September 23, 2016 seeking damages of approximately $3,000. Although we already received a payment order from the Colombian judge, the Company continues to pursue its rights, remedies and defenses in the U.S. We received on September 30, 2017 a case update from our U.S. counsel stating that ES has favorable terms and conditions and that there are issues on both sides, stating that even though at this stage of the proceeding, the facts are still being developed and premature to make an assessment in relation to determining if the parties’ claims are substantially valid, it is probable that the Company will recover the outstanding amount of $2,600. Oral discovery in the form of depositions started on October 17, 2017 and are expected to last for the rest of the year.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues	$83,384	$81,073	$230,177	$224,741
Cost of sales	56,200	49,778	158,197	140,766
Gross profit	27,184	31,295	71,980	83,975
Operating expenses	(15,783)	(17,006)	(48,301)	(45,210)
Operating income	11,401	14,289	23,679	38,765
Change in fair value of earnout shares liability	-	(2,630)	-	4,404
Change in fair value of warrant liability	-	(12,885)	-	(287)
Non-operating income	656	569	2,605	2,832
Foreign currency transactions gains (losses)	5,394	2,434	(894)	168
Loss on extinguishment of debt	13	-	(3,148)	-
Interest Expense	(4,633)	(4,771)	(14,890)	(12,137)
Income tax provision	(5,806)	(5,789)	(2,796)	(13,493)
Net income (loss)	7,025	(8,783)	4,556	20,252

Less: Income attributable to non-controlling interest	(101)	-	(173)	-
Net income (loss) attributable to parent	$6,924	$(8,783)	$4,383	$20,252

Comparison of quarterly periods ended September 30, 2017 and September 30, 2016

Revenues

The Company’s net operating revenues increased $2.3 million or 3% from $81.1 million to $83.4 million for the quarterly period ended September 30, 2017 compared with the quarterly period ended September 30, 2016.

Sales in the U.S. market for the third quarter of 2017 increased $17.2 million or 34% compared to the same period of 2016. The Company’s sales in the North American market continue to have the south Florida region as its main component but are being continuously diversified into other regions within the U.S. Timing in the invoicing of sales in the south Florida region were partially offset during the quarter by the effects of Hurricane Irma in September 2017, which pushed back approximately $5 million in distribution sales out of ESWindows to the fourth quarter of 2017 as some of our customers’ halted their operations for several days, however the Company has not and does not expect to record a loss or liability associated with the recent natural disaster. Our increase in sales in overall terms and into the U.S market were mainly derived from the acquisition of GM&P which started contributing its sales since its acquisition during the first quarter of 2017.

Sales in the Colombian market decreased $13.1 million, or 50%, due to a general delay in local construction activity, mainly associated with market factors and pent up activity related to delays caused by macro factors such as the passing of the country´s structural tax reform and the successful completion of the ongoing peace treaty. In the meantime, the Colombian market has shifted towards higher participation of smaller and medium size projects with less value added products, compared with previous years, which are less profitable and therefore the Company has narrowed its focus to target projects in which the Company can be more competitive and profitable. Given pent-up activity, we expect the Colombian market to start ramping up in subsequent periods.

Sales to Panama decreased $2.0 million or 65% in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as several larger projects ended and sales in 2017 are related to smaller projects. As evidenced in the preceding breakdown of revenues by geography, the Company´s revenues have increasingly continued to weigh toward the U.S market, accounting for 82% of the total for the three-month period ended September 30, 2017 versus 63% for the comparable period ended September 30, 2016.

Margins

Sales margins calculated by dividing the gross profit by operating revenues decreased from 38.6% to 32.6% in the quarterly periods ended September 30, 2016 and 2017, respectively. The reduction in margins result from a couple of different factors, including a higher component of GM&P revenues which inherently weights down the overall gross margins as the services such as installation and engineering carry a lower manufacturing margin, including added labor and installation subcontractor costs. The impact is partially offset at the operating margin level, given the lean administrative structure carried by GM&P. Additionally, the higher depreciation expenses associated with the recent capital expenditure investments that largely concluded in 2016 and higher installation costs associated to specific projects. The impact on gross margins versus the comparable period were approximate 200 basis points related to the GM&P acquisition.

Expenses

Operating expenses decreased 7.0% from $17.0 million to $15.8 million, for the quarterly period ended September 30, 2017 when compared to the quarterly period ended September 30, 2016. The decrease was driven by a $1.0 million, or 22% decrease in shipping and handling despite sales increasing 3% as a result of efficiencies in the logistics process and our ability to do some manufacturing out of our GM&P facility, a reduction of $0.6 million in bank charges and a Colombian tax on financial transactions mainly as a result of having a different debt structure with less bank debt in Colombia, as well as smaller decreases in professional fees and other operating expenses. The decreases were partially offset by $0.7 million in higher depreciation and amortization expenses related mostly to the intangible assets acquired from GM&P and by $0.7 million increase in personnel expense, including $0.4 million of GM&P’s U.S. based employees.

Non-operating Income (Loss)

During the three months ended September 30, 2017 and 2016, the Company reported net non-operating income of $0.7 and $0.6 million, respectively, comprised primarily of income from rental properties and gains on sale of scrap materials. The Company recorded a gain of $5.4 million associated to foreign currency transactions, most of which is associated to the remeasurement of US dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency primarily comprised of a US dollar denominated intercompany loan underlying the $210 million senior note issued in January of 2017 offset by some account receivable and cash balances as the US dollar to Colombian peso exchange rate decreased 3% during the quarter of 2017. This was comparable with a gain in foreign currency transactions of $2.4 million during the quarter ended September 30, 2016.

Interest Expense

Interest expense decreased 3% from $4.8 million to $4.6 million, between the quarters ended September 30, 2016 and 2017, respectively as a result of having an overall lower cost of debt despite a higher principal balance of debt which was primarily used to finalize funding our growth capex phase, as further discussed below in the liquidity section.

Income taxes

The Company recorded an income provision of $5.8 million, compared with $5.8 million in 2016. Non-deductible losses of $15.5 million related to change in the fair value of Earnout Share liability and Warrant liability caused the effective tax rate for the quarter ended September 30, 2016 to increase to 193%. During the quarter ended September 30, 2017, the Company’s effective tax rate of 45% reflects the adoption of the 2016 Colombian tax reform which became effective January 1, 2017.

Comparison of nine-month periods ended September 30, 2017 and September 30, 2016

Revenues

The Company’s net operating revenues increased $5.4 million or 2.4% from $224.7 million to $230.2 million for the nine-month period ended September 30, 2017 compared with the nine-month period ended September 30, 2016.

Sales in the U.S. market for the first nine months of 2017 increased $36.0 million or 26% compared to the same period of 2016. The Company’s sales in the North American market continues to be key for the Company, mainly the South Florida region but continuously increasing and diversifying into other regions. Timing in the invoicing of sales in the south Florida region were partially offset during the quarter by the effects of Hurricane Irma in September 2017, which pushed back approximately $5 million in distribution sales out of ESWindows to the fourth quarter of 2017 as some of our customers’ halted their operations for several days, however the Company has not and does not expect to record a loss or liability associated with the recent natural disaster. Our increase in sales in overall terms and into the U.S market were mainly derived from the recent acquisition of GM&P which contributed its results from the March 1, 2017 date of acquisition. The acquisition of GM&P, a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors, is in line with our long-term strategy to further vertically integrate our operations and strengthen our presence in U.S Markets.

Sales in the Colombian market decreased $28.0 million, or 38%, partly due to overall market conditions and to the postponements of construction as the country underwent a structural tax reform and the successful completion of the long-awaited Peace Treaty. In the meantime, the Colombian market has shifted towards higher participation of smaller and medium size projects with less value added products, compared with previous years, which are less profitable and therefore the Company has narrowed its focus to target projects in which the Company can be more competitive and profitable. Sales to Panama decreased $4.3 million or 58% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as several larger projects ended and sales in 2017 are related to smaller projects.

The breakdown of revenues by geography has increasingly continued to weigh toward the U.S market, accounting for 76% of the total for the nine-month period ended September 30, 2017 versus 62% for the comparable period ended September 30, 2016. Going forward, we expect the North American revenues to continue growing as a percentage of the total, aligned with our sales strategy.

Margins

Gross profit margins calculated by dividing the gross profit by operating revenues decreased from 37% to 31% in the nine-month periods ended September 30, 2016 and 2017, respectively. The reduction in margins resulted from a number of different factors, including a higher depreciation and amortization expense and labor cost associated with the capital expenditure investment phase that concluded in 2016; carrying a more robust structure with higher fixed costs being diluted over a lower than expected revenue mainly caused by the postponement of deliveries in certain large projects, higher installation cost associated to a few specific project, and by the acquisition of GM&P which carries lowers margins in line with its installation cost structure. The impact on gross margins versus the comparable period were approximate 100 basis points related to the GM&P acquisition.

Expenses

Operating expenses increased 7% from $45.2 million to $48.3 million, for the nine-month period ended September 30, 2017 when compared to the nine-month period ended September 30, 2016. The main increase was personnel expense increased $2.4 million, or 24% as the Company prepared itself for higher than realized sales, and also including $0.6 million personnel expense associated to GM&P and unfavorable foreign currency exchange rate effect for personnel based in Colombia as the Colombian Peso strengthened 4% relative to the US Dollar between the period ended September 30, 2016 and 2017. Additionally, during the nine months ended September 30, 2017, the Company recorded $2.7 million accounts receivable provision, compared with a provision of $0.9 million during the nine months ended September 30, 2016.

These increases were offset by of $2.2 million decrease in shipping and handling expense during the nine months ended September 30, 2017, which declined 19%, despite sales increasing 2% as a result of added efficiencies in our logistical process and being able to carry out some manufacturing through our US-based GM&P operations. Additionally, the Company reduced expense related to bank charges and taxes on financial transactions and professional fees among other smaller expenses.

Loss on extinguishment of debt

Upon the issuance of the 5-year senior unsecured note under Rule 144A mentioned below in the liquidity section, the Company determined that issuance was not considered a modification or exchange of the seven-year senior secured credit facility issued in January 2016 however proceeds from the new issuance were used to repay the previous credit facility and the new issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $3,148. The loss represented the write off of deferred financing fees related to the extinguished debt facilities and penalties fees related to the early payoff of several loans and capital leases.

Non-operating Income

During the nine months ended September 30, 2017 and 2016, the Company reported net non-operating gain of $2.6 and $2.8 million, respectively, comprised primarily of income from rental properties and gains on sale of scrap materials. Additionally, the Company recorded a loss of $0.9 million associated to foreign currency transactions, comparable with a gain in foreign currency transactions of $0.2 million during the first nine months of 2016.

Interest Expense

Interest expense increased $2.8 million, or 23% as a result of debt increase to finance 2016 capital expenditures and one month of double interest expense between the issuance of the bond discussed below and repayment of previous debt. Our debt is expected to remain at current levels for the remainder of the year.

Income taxes

The Company recorded an income tax provision of $2.8 million for the nine months ended September 30, 2017, compared with $13.5 million in 2016. The effective tax rates of 38% and 40% as of September 30, 2017 and 2016, respectively, approximate the statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, and December 31, 2016, the Company had cash and cash equivalents of approximately $36.2 million and $26.9 million, respectively. The main sources of cash for the nine-month ended period were the cash flows from operations and the proceeds derived from the bond issuance. The Company’s primary sources of liquidity to support its working capital needs and short-term capital expenditures will be its readily available cash balance and cash flow generated from operating activities.

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2017	2016
Cash Flow from Operating Activities	$9,126	$(11,860)
Cash Flow from Investing Activities	(14,834)	(16,713)
Cash Flow from Financing Activities	14,603	28,329
Effect of exchange rates on cash and cash equivalents	340	759
Cash Balance - Beginning of Period	26,918	22,671
Cash Balance - End of Period	$36,153	$23,186

The principal sources of cash during the nine months of 2017 was related to the cash generated from our operations and the issuance of an unsecured senior note to pay down existing indebtedness and general corporate purposes.

During the nine months ended September 30, 2017 and 2016, $9.1 million and $11.9 million were provided by and used in operating activities, respectively. Cash flow from operating activities include a $13.1 use of cash related to income tax payments which mainly take place during the first half of the year under Colombian tax regulation during the nine months ended September 30, 2017, compared to a use of $5.2 million during the same period of 2016. The principal source of cash was trade accounts receivable which generated $6.5 million during the first nine months of 2017 better receivables management compared with a use of $26.8 million during the same period 2016. While trade accounts receivable on the consolidated balance sheet increase $16.2, going from $92.3 million as of December 31, 2016 million to $108.5 million as of September 30, 2017, trade accounts receivable generated cash. The reason behind this is that much of the growth in receivables was related to $42.3 million accounts receivable acquired from GM&P as of the acquisition date.

The Company´s receivables are often associated to sophisticated, long lead projects that typically have longer collection cycles as distributors also have to collect from general contractors and in turn, they have to collect end users. A portion of the Company’s trade accounts receivables are conditioned to a retainage that our customer, who are typically contractors, will withhold a portion of payment until end users provide a “good receipt” once certain performance conditions have been met. The retainage receivables that the Company will not collect until the final good receipt comprise 26% and 7% of receivables as of September 30, 2017 and December 31, 2016, respectively. The increase is mainly related to the retainage receivables acquired from GM&P. Day’s sales receivables (DSO), which we calculate as accounts receivable divided by average daily sales for the last twelve months, was 126 days on September 30, 2017, compared to 109 days as of fiscal year end on December 31, 2016. Excluding retainage receivables, DSO was 95 days on September 30, 2017, compared to 102 days as of fiscal year end on December 31, 2016. In addition, our collection times are also extended because of the shipping time into the U.S, on top of which there are often additional days to clear customs and getting the product to the end client, at which point, the days of the sales terms start counting.

Purchases of inventories used $8.9 million and $8.0 million during the nine months ended September 30, 2017and 2016, respectively, as the Company stocks up on raw materials for upcoming projects which slows inventory turnovers by 8 days since fiscal year end on December 31, 2016.

Trade accounts payable and accrued expenses, were the main source of cash during the first nine months of 2016, generating $7.7 million, but only generated $0.9 million in 2017 associated with the accrual of interest expense related to the Unsecured senior note issued in January 2017 discussed below, with interest payable semi-annually, with the first interest payment made on July 28, 2017.

During the nine months ended September 30, 2017, cash used in investing activities decreased to $14.8 million compared with $16.7 million during the same period of 2016, primarily as a result of less cash used for the acquisition of property and equipment, though more used for the acquisition of businesses (primarily GM&P). Cash used for the purchase of property and equipment during the first nine months of 2017 and 2016, was $6.7 million and $15.9 million, respectively. Total purchases of property plant and equipment, including property plant and equipment acquired with the issuance of debt or capital lease decreased from $35.1 million in 2016 to $6.7 million in 2017 as there were no purchases of property, plant and equipment made with issuance of debt or under capital lease. Our capital expenditures have decreased significantly as our previous capital expenditures have provided enough manufacturing capacity to service our current backlog and expected sales through the year 2018. As such, capital expenditures in the near future are expected to be limited to the maintenance of existing capacity and for the investment in roof solar panels in order to reduce electricity expenses and attain tax incentives. Additionally, the Company used $8.4 million to pay for the acquisitions of ESW and GM&P during the nine months ended September 30, 2017. Inflows and out flows from investing reflect a one-time purchase and resale of a $25.0 million U.S Dollar denominated time deposit during the first quarter of 2016 with a Colombian peso denominated obligation for the same amount to hedge balance sheet foreign exchange gains and losses on its monetary assets and liabilities.

Cash provided by financing activities, decreased from $28.3 million during the first nine months of 2016 to $14.6 million during the first nine months of 2017. During the first nine months of 2016, the significant source of cash was associated to the funding of a $109.5 million credit facility, out of which $83.5 million were used to refinance existing debt. On January 23, 2017, the Company issued a U.S. dollar denominated $210 million offering of a 5-year senior unsecured note at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to Qualified Institutional Buyers. The Company used approximately $182.2 million of the proceeds to repay outstanding indebtedness and as a result achieved a lower cost of debt and strengthened its capital structure and liquidity given the non-amortizing structure of the new facility. Cash proceeds in excess of the amount used to pay down outstanding debt have been invested in liquid, short-term time deposits which will be used to support ongoing growth and general corporate purposes, and are partially the reason for the increase in the Company’s cash balance alongside with its positive cashflow from operations generation.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were not effective as of September 30, 2017. Notwithstanding the material weakness in our internal control over financial reporting, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Remediation Plan for Material Weaknesses

During the third quarter of 2017, we have been executing our remediation plan, as designed, to strengthen our internal control system regarding the material weakness in Entity Level Controls.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2017, except for executing on our remediation plan described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations. Please see Note 16, Commitments and Contingencies – Legal Matters to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2017 and 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2017

