Form 10-Q
period 2018-03-31
Tecnoglass Inc.
filed 2018-05-09
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
(Do not check if smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,340,219 ordinary shares as of March 31, 2018.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$30,605	$40,923
Investments	1,990	1,680
Trade accounts receivable, net	83,255	110,464
Due from related parties	8,305	8,500
Inventories	79,638	71,656
Unbilled receivables on uncompleted contracts	-	9,996
Contract assets	47,423	-
Other current assets	21,315	18,679
Total current assets	$272,531	$261,898

Long term assets:
Property, plant and equipment, net	$177,108	$168,701
Deferred taxes	482	103
Intangible Assets	11,292	11,517
Goodwill	23,561	23,130
Other long term assets	3,128	2,651
Total long term assets	215,571	206,102
Total assets	$488,102	$468,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long term debt	$5,812	$3,260
Trade accounts payable and accrued expenses	55,047	55,182
Accrued interest expense	3,008	7,392
Due to related parties	962	975
Note payable associated to GM&P acquisition	29,000	29,000
Dividends payable	869	585
Current portion of customer advances on uncompleted contracts	-	11,429
Contract liability – current portion	14,696	-
Other current liabilities	13,008	13,626
Total current liabilities	$122,402	$121,449

Long term liabilities:
Deferred income taxes	$4,795	$2,317
Customer advances on uncompleted contracts	-	1,571
Contract liability – non-current	1,130	-
Long term debt	219,761	220,998
Total Long Term Liabilities	225,686	224,886
Total liabilities	$348,088	$346,335
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 35,340,219 and 34,836,575 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	3
Legal Reserves	1,367	1,367
Additional paid-in capital	129,479	125,317
Retained earnings	27,768	22,212
Accumulated other comprehensive (loss)	(19,950)	(28,651)
Shareholders’ equity attributable to controlling interest	138,668	120,248
Shareholders’ equity attributable to non-controlling interest	1,346	1,417
Total shareholders’ equity	140,014	121,665
Total liabilities and shareholders’ equity	$488,102	$468,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Operating revenues:
External customers	$86,207	$64,443
Related parties	953	1,374
Total operating revenues	87,160	65,817
Cost of sales	60,412	43,565
Gross Profit	26,748	22,252

Operating expenses:
Selling expense	(9,006)	(6,906)
General and administrative expense	(7,621)	(7,501)
Provision for bad debt and write offs	(131)	(983)
Total Operating Expenses	(16,758)	(15,390)

Operating income	9,990	6,862

Non-operating income	1,099	1,027
Foreign currency transactions gains (losses)	9,973	2,425
Loss on extinguishment of debt	-	(3,159)
Interest expense and deferred cost of financing	(5,050)	(5,082)

Income before taxes	16,012	2,073

Income tax provision	5,393	1,042

Net income	$10,619	$1,031

Less: Income attributable to non-controlling interest	72	(12)

Income attributable to parent	$10,691	$1,019

Comprehensive income:
Net income	$10,691	$1,031

Foreign currency translation adjustments	8,701	4,801

Total comprehensive income	$19,320	$5,832

Basic income per share	$0.30	$0.03

Diluted income per share	$0.30	$0.03

Basic weighted average common shares outstanding	35,339,965	35,292,743

Diluted weighted average common shares outstanding	35,803,320	35,753,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,691	$1,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	(169)	983
Provision for obsolete inventory	21	-
Depreciation and amortization	5,665	4,905
Deferred income taxes	2,781	(1,690)
Extinguishment of debt	-	2,583
Director stock compensation	71	71
Other non-cash adjustments	349	(16)
Changes in operating assets and liabilities:
Trade accounts receivables	5,118	15,178
Inventories	(1,061)	603
Prepaid expenses	(82)	(2)
Other assets	(2,051)	(5,183)
Trade accounts payable and accrued expenses	(20,212)	(11,641)
Accrued interest expense	(4,398)	2,870
Taxes payable	(794)	2,720
Labor liabilities	(471)	(424)
Related parties	1,130	73
Contract assets and liabilities	(6,728)	-
Customer advances on uncompleted contracts	-	(654)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10,212)	$11,407

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	177	173
Business acquisitions	-	(1,163)
Purchase of investments	(218)	(450)
Acquisition of property and equipment	(1,070)	(1,947)
CASH USED IN INVESTING ACTIVITIES	$(1,111)	$(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	2,994	20,253
Cash Dividend	(540)	(550)
Proceeds from bond issuance	-	201,884
Repayments of debt	(2,726)	(202,900)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(272)	$18,687

Effect of exchange rate changes on cash and cash equivalents	$1,277	$747

NET (DECREASE) INCREASE IN CASH	(10,318)	27,454
CASH - Beginning of period	40,923	26,918
CASH - End of period	$30,605	$54,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,910	$6,795
Income Tax	$4,258	$3,993

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease and debt	$314	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2017	34,836,575	3	125,317	1,367	22,212	(28,651)	120,248	1,417	121,665

Issuance of common stock	4,564	-	34	-	-	-	34	-	34

Adoption of ASC 606	-	-	-	-	(187)	-	(187)	-	(187)

Stock dividend	499,080	1	4,128	-	(4,947)	-	(818)	-	(818)

Foreign currency translation	-	-	-	-	-	8,701	8,701	-	8,701

Net income	-	-	-	-	10,691	-	10,691	(72)	10,619

Balance at March 31, 2018	35,340,219	4	129,479	1,367	27,769	(19,950)	138,669	1,345	140,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1. General

Business Description

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports about half of its production to foreign countries.

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

On March 1, 2017, the Company entered into and consummated a purchase agreement, as amended, with Giovanni Monti, the owner of 100% of the outstanding shares of Giovanni Monti and Partners Consulting and Glazing Contractors (“GM&P”). GM&P is a consulting and glazing contracting company located in Miami, Florida with over 15 years of experience in the design and installation of various building enclosure systems such as curtain window walls and a long-standing commercial relationship with the Company, working alongside it in the past in different projects within the U.S, by providing engineering and installation services to those projects. The Company acquired all of the shares of GM&P for a purchase price of $35 million, of which the Company paid $6 million of the purchase price in cash within 60 days following the closing date and the remaining $29 million of the purchase price is to be paid by May 15, 2018. The Company paid an additional $6 million in cash on April 2018 and has agreed to pay the remaining amount with the issuance of 1,238,095 shares valued at $10.50 per share and a $10 million Subordinated Seller´s Note due on March 1, 2022 which is also the expiration date of the Seller´s Non-Compete Agreement.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

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

The Company has one operating segment, Architectural Glass and Windows, which is also its reporting segment, comprising the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and window product sold to the construction industry.

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI, its subsidiaries TG, ES and ESW LLC, Tecno LLC, Tecno RE, GM&P and Componenti USA LLC (“Componenti”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses.

Non-controlling interest

When the Company owns a majority (but less than 100%) of a subsidiary’s stock, the Company includes in its condensed consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Condensed Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Consolidated Balance Sheet, is equal to the non-controlling proportionate share of the subsidiary’s net assets.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was a decrease of $187 to shareholders' equity as of January 1, 2018. The Company’s statement of operations for the quarterly period ended March 31, 2018 and the Company’s balance sheet as of March 31, 2018 are presented under ASC 606, while the Company’s statement of operations for the quarterly period ended March 31, 2017 and the Company’s balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See Note 3 for disclosure of the impact of the adoption of ASC 606 on the Company’s statement of operations and balance sheet for the quarterly period ended March 31, 2018, and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.

A substantial amount of the Company’s consolidated net sales is generated from long-term contracts with customers that require to design, develop, test, manufacture, and install windows according to the customers’ specifications. These contracts are primarily multi-year contracts with real estate general contractors and are generally priced on a fixed-price basis and are invoiced based on contract progress.

To determine the proper revenue recognition method, the Company first evaluates each of its contractual arrangements to identify its performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. All the Company’s contracts have a single performance obligation because the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and is, therefore, not distinct. These contractual arrangements either require the use of a highly specialized manufacturing process to provide goods according to customer specifications or represent a bundle of contracted goods and services that are integrated and together represent a combined output, which may include the delivery of multiple units.

The majority of the Company's sales are from performance obligations satisfied over time and are primarily with general contractors to real estate developers. Sales are recognized over time when control is continuously transferred to the customer during the contract. The continuous transfer of control to the customer is supported by contract clauses that provide for progress or performance-based payments. Sales are recorded using the cost-to-cost method on fixed price contracts that include performance obligations satisfied over time are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods.

Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method involves the preparation of estimates of: (1) transaction price and (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work. Incurred costs include labor, material, and overhead and represent work performed, which corresponds with and thereby represents the transfer of ownership to the customer. Performance obligations are satisfied over time when the risk of ownership has been passed to the customer and/or services are performed. The estimated profit or loss at completion on a contract is equal to the difference between the transaction price and the total estimated cost at completion.

Contract modifications routinely occur to account for changes in contract specifications or requirements. In most cases, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract. Transaction price estimates include additional consideration for submitted contract modifications or claims when the Company believes it has an enforceable right to the modification or claim, the amount can be reliably estimated and its realization is reasonably assured. Amounts representing modifications accounted for as part of the existing contract are included in the transaction price and recognized as an adjustment to sales on a cumulative catch-up basis.

The Company’s fixed-price type contracts allow for progress payments to bill the customer as contract costs are incurred and the customer often retains a small portion of the contract price until satisfactory completion of the contractual statement of work, which is a retainage of approximately 10%. For certain fixed-price contracts, the Company receives advance payments. Advanced payments are not considered a significant financing component because they are a negotiated contract term to ensure the customer meets its financial obligation, particularly when there are significant upfront working capital requirements. The Company records a liability for advance payments received in excess of sales recognized, which is presented as a contract liability on the balance sheet.

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position.

Remaining Performance Obligations

On March 31, 2018, the Company had $269 million of remaining performance obligations, which represents the transaction price of firm orders less inception to date sales recognized. Remaining performance obligations exclude unexercised contract options and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales sales relating to existing performance obligations within three years.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive options and other potential ordinary shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	March 31,
	2018	2017
Numerator for basic and diluted earnings per shares
Net Income (Loss)	$10,691	$1,031

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	35,339,965	35,292,743
Effect of dilutive securities and stock dividend	463,355	460,402
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	35,803,320	35,753,145

Basic earnings per ordinary share	$0.30	$0.03
Diluted earnings per ordinary share	$0.30	$0.03

The effect of dilutive securities includes 463,355 and 460,402 as of March 31, 2018 and 2017, respectively, for shares potentially issued in relation to the dividends declared. The denominator for basic and diluted earnings per ordinary share for the three months ended March 31, 2017 includes 1,812,313 ordinary shares issued in connection with the share dividend.

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

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the three months ended March 31, 2018 and 2017 were $4,732 and $3,132, respectively.

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

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Adoption of this ASU has no material impact on our consolidated financial statements.

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

Note 3. New Accounting Standards Implemented

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expanded the disclosure requirements for revenue arrangements. The new standard, as amended, was effective for the Company for interim and annual reporting periods beginning on January 1, 2018.

As discussed in Note 2, the Company adopted ASC 606 using the modified retrospective transition method. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to January 1, 2018. With the adoption of ASC 606, the Company recognizes sales over time by using the percentage of completion method on all of its fixed-type contracts and measures the extent of progress toward completion using the cost-to-cost method after adjusting inventory for uninstalled materials and that the risk of ownership has not been passed to the customer. Previously, under ASC 605, the Company recognized sales over time by using the percentage of completion method on all of its fixed-type contracts and measured the extent of progress toward completion using the cost-to-cost method but adjusted inventory for uninstalled materials only for those projects were this method was not appropriately reflecting the progress on the contracts. Accordingly, the adoption of ASC 606 impacted all contracts that had uninstalled materials were the risk of ownership has not been passed to the customer regardless of the extent of progress toward completion.

Based on the analysis performed of the uninstalled materials at January 1, 2018, the Company recorded, upon adoption of ASC 606, a net decrease to retained earnings of $187,as shown on the table below. The adjustment to retained earnings primarily relates to contracts that had uninstalled material that were not previously included in inventory since the cost-to-cost method was appropriately reflecting the progress of these contracts.

The Company made certain presentation changes to its consolidated balance sheet on January 1, 2018 to comply with ASC 606. The components of contracts in process as reported under ASC 605, which included unbilled contract receivables and inventoried contract costs, have been reclassified as contract assets and inventories, respectively, after certain adjustments described below under ASC 606. The remainder of inventoried contract costs, primarily related to inventories not controlled by the Company's customers, were reclassified to inventories. The Company expenses costs to obtain a contract and costs to fulfill a contract as incurred. Other revenues not related to fixed-type contracts did not resulted in any changes under ASC 606 and the revenues is still been recognized when the risk of ownership is transfer to the customer based on the sales terms.

The table below presents the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet due to the adoption of ASC 606.

	December 31, 2017 As Reported Under ASC 605	Adjustments Due to ASC 606	January 1, 2018 As Adjusted Under ASC 606
ASSETS
Trade accounts receivable, net	$110,464	$(30,223)	$80,241
Inventories	71,656	1,975	73,631
Unbilled receivables on uncompleted contracts	9,996	(9,996)	-
Contract assets	-	45,468	45,468
Other Assets	275,884	-	275,884
Total Assets	$468,000	$7,224	$475,224

LIABILITIES
Contract liabilities - current	-	18,945	18,945
Current portion of customer advances on uncompleted contracts	11,429	(11,429)	-
Other current liabilities	13,626	(105)	13,521
Current portion of customer advances on uncompleted contracts	1,571	(1,571)	-
Contract liabilities - current	-	1,571	1,571
Other Liabilities	319,709	-	319,709
Total liabilities	$346,335	$7,411	$353,746

SHAREHOLDERS’ EQUITY
Retained earnings	22,212	(187)	22,025
Total shareholders’ equity	$121,665	$(187)	$121,478

The adjustment of trade accounts receivable upon adoption of ASC 606 is related to the reclassification of retainage receivables to contract assets. See breakdown of contract assets further below.

The table below presents the impact of the adoption of ASC 606 on the Company’s statement of operations.

	Three months ended March 31, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Operating Revenues	$89,086	$(1,926)	$87,160
Cost of Sales	62,145	(1,733)	60,412
Gross Profit	26,941	(193)	26,748

Operating Expenses	(16,758)	-	(16,758)
Other Income and Expenses	6,022	-	6,022

Income Before Tax	16,205	(193)	16,012
Income Tax Provision	(5,442)	49	(5,393)
Net Income	10,763	(144)	10,619
Net Income Attributable to Parent	$10,835	$(144)	$10,691

Basic earnings per share	$0.30	$-	$0.30
Diluted earnings per share	$0.29	$-	$0.29

The table below presents the impact of the adoption of ASC 606 on the Company’s balance sheet.

	March 31, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
ASSETS
Trade accounts receivable, net	$111,925	$(28,670)	$83,255
Inventories	77,905	1,733	79,638
Unbilled receivables on uncompleted contracts	14,974	(16,822)	(1,848)
Contract assets	-	47,423	47,423
Other Assets	279,634	-	279,634
Total Assets	$484,438	$3,664	$488,102

LIABILITIES
Contract liabilities - current	-	18,831	14,696
Current portion of customer advances on uncompleted contracts	14,974	(14,974)
Other current liabilities	13,057	(49)	13,008
Customer advances on uncompleted contracts - non-current	1,130	(1,130)	-
Contract liabilities - non-current	-	1,130	1,130
Other Liabilities	335,080	-	335,080
Total liabilities	$344,280	$3,808	$348,088

SHAREHOLDERS’ EQUITY
Retained earnings	27,912	(144)	27,768
Total shareholders’ equity	$140,158	$(144)	$140,014

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended March 31,
	2018	2017
Fixed price contracts	$42,216	$21,720
Standard form sales	44,944	44,097
Total Revenues	$87,160	$65,817

The following table presents geographical information about revenues from external customers.

	Three months ended March 31,
	2018	2017
Colombia	$21,824	$16,428
United States	62,993	46,308
Panama	814	1,263
Other	1,529	1,818
Total Revenues	$87,160	$65,817

Contract Assets and Contract Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales but have not been billed to customers and are classified as current. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company's consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	March 31, 2018	January 1 2018
Contract assets	$47,423	$45,468
Contract liabilities — current	14,696	18,945
Contract liabilities — non-current	1,130	1,571
Net contract assets (liabilities)	$63,249	$65,984

The components of contract assets are presented in the table below.

	March 31, 2018	January 1 2018
Unbilled contract receivables, gross	$18,753	$15,245
Retainage	28,670	30,223
Net contract assets (liabilities)	$47,423	$45,468

The components of contract liabilities are presented in the table below.

	March 31, 2018	January 1 2018
Billings in excess of costs	$3,779	$7,516
Advances from customers on uncompleted contracts	12,047	13,000
Total contract liabilties	15,826	20,516
Less: current portion	14,696	18,945
Contract liabilities – non-current	$1,130	$1,571

Note 4. GM&P Acquisition

On March 1, 2017, the Company acquired a 100% controlling interest in GM&P, a Florida-based commercial consulting, glazing and engineering company, specializing in windows and doors for commercial contractors. The primary reasons for the acquisitions are to penetrate different markets in the U.S. to streamline its distribution logistics, and to fabricate in the United States when economically advantageous. The purchase price for the acquisition was $35,000, of which $6,000 of the purchase price was paid in cash by the Company on May 17, 2017, with the remaining amount to be originally payable by the Company in cash, stock of the Company or a combination of both at the Company´s sole discretion within 180 days after closing, subsequently amended to be paid by May 15, 2018. The Company paid an additional $6 million in cash on April 2018 and has agreed to pay the remaining amount with the issuance of 1,238,095 shares valued at $10.50 per share and a $10 million Subordinated Seller´s Note due on March 1, 2022, which is also expiration date of the Seller´s Non-Compete Agreement.

With the acquisition of GM&P, the Company also acquired a 60% equity interest in Componenti, a subsidiary of GM&P that provides architectural specialties in the US, specializing in design-build systems for individual projects and with experience in value engineering to create products that comply with the architects’ original design intent, while maintaining focus on affordable construction methods and materials.

The following table summarizes the consideration transferred to acquire GM&P and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the non-controlling interest in Componenti as of the acquisition date. Under ASC 805, a company can apply measurement period adjustments during the twelve-month period after the date of acquisition. During this period, the acquirer may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values. The allocation of the consideration transferred was based on management’s judgment after evaluation of several factors, including a preliminary valuation assessment. The analysis has been completed and results in measurement period adjustments are included in the final purchase price allocation as shown on the table below. The goodwill from the GM&P acquisition represents the expected synergies from combining operations with Tecnoglass Inc., and is not deductible for tax purposes

The following table summarizes the purchase price allocation of the total consideration transferred:

Consideration Transferred:
Notes payable (Cash or Stock)	$35,000
Fair value of the non-controlling interest in Componenti	1,141

Recognized amounts of identifiable assets acquired and liabilities assumed:	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and equivalents	$509		509
Accounts receivable	42,314		42,314
Other current assets	5,287	242	5,529
Property, plant, and equipment	684		684
Other non-current tangible assets	59		59
Trade name	980		980
Non-compete agreement	165		165
Contract backlog	3,090		3,090
Customer relationships	4,140		4,140
Accounts payable	(22,330)	275	(22,055)
Other current liabilities assumed	(13,967)	(673)	(14,640
Non-current liabilities assumed	(3,634)	(3,231)	(6,865)
Total identifiable net assets	17,297	(3,387)	13,910
Goodwill (including Workforce)	$18,844	3,387	$22,231

The adjustment made to the preliminary purchase price allocation to Non-current liabilities assumed is related to an adjustment in deferred tax liability and billings in excess of cost incurred. The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The identifiable intangible asset subject to amortization was the tradename, customer relationships, non-compete agreement, and backlog, which have a remaining useful life of two to five years. See Note 6 – Goodwill and Intangible Assets for additional information.

The following unaudited pro forma financial information assumes the acquisition had occurred as of January 1, 2017 which does not include GM&P actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of GM&P adjusted for the amortization expense related to the intangible assets arising from the acquisition. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

Pro-Forma
Three months
Ended
(in thousands, except per share amounts)	March 31, 2017
Pro Forma Results
Net sales	$75.804

Net (loss) income attributable to parent	$(35)

Net income per common share:
Basic	$(0.00)

Diluted	$(0.00)

Non-controlling interest

The Company has 60% equity interest in Componenti. The 40% non-controlling interest in Componenti is included in the opening balance sheet as of the acquisition date and its fair value amounted to $1,141. When the company owns a majority (but less than 100%) of a subsidiary’s stock, the Company includes in its Consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Condensed Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling interests’ proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Condensed Consolidated Balance Sheet, is equal to the non-controlling interests’ proportionate share of the subsidiary’s net assets. In determining the fair value we used the income approach and the market approach which was performed by third party valuation specialists under management.

Note 5. - Inventories, net

Inventories are comprised of the following:

	March 31, 2018	December 31, 2017
Raw materials	$39,589	$40,509
Work in process	19,422	11,468
Finished goods	13,167	13,236
Stores and spares	7,017	6,134
Packing material	579	438
	79,774	71,785
Less: Inventory allowance	(136)	(129)
	$79,638	$71,656

Note 6. Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of the Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2017	$23,130
GM&P measurement period adjustment	431
Ending balance – March 31, 2018	$23,561

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates in the required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	March 31, 2018
	Gross	Acc. Amort.	Net
Trade Names	$980	$(212)	$768
Notice of Acceptances (NOAs), product designs and other intellectual property	10,593	(4,793)	5,800
Non-compete Agreement	165	(36)	129
Contract Backlog	3,090	(1,674)	1,416
Customer Relationships	4,140	(961)	3,179
Total	$18,968	$(7,676)	$11,292

	December 31, 2017
	Gross	Acc. Amort.	Net
Trade Names	$980	$(163)	$817
Notice of Acceptances (NOAs), product designs and other intellectual property	10,826	(5,467)	5,359
Non-compete Agreement	165	(28)	137
Contract Backlog	3,090	(1,287)	1,803
Customer Relationships	4,140	(739)	3,401
Total	$19,201	$(7,684)	$11,517

The weighted average amortization period is 4.9 years.

During the three months ended March 31, 2018 and 2017, the amortization expense amounted to $863 and $610, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2018 is as follows:

Year ending	(in thousands)
2018	$2,945
2019	2,526
2020	2,146
2021	2,115
2022	1,176
Thereafter	384
$11,292

Note 7. Debt

The Company’s debt is comprised of the following:

	March 31, 2018	December 31, 2017
Revolving lines of credit	$2,422	$638
Capital lease	222	245
Unsecured senior note	210,000	210,000
Other loans	19,997	20,293
Less: Deferred cost of financing	(7,068)	(6,918)
Total obligations under borrowing arrangements	225,573	224,258
Less: Current portion of long-term debt and other current borrowings	5,812	3,260
Long-term debt	$219,761	$220,998

As of March 31, 2018 and December 31, 2017 , the Company had $231,667 and $224,041 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

On January 23, 2017, the Company issued a U.S. dollar denominated, $210 million offering of 5-year senior unsecured notes at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to Qualified Institutional Buyers. The Company used approximately $179 million of the proceeds to repay outstanding indebtedness, including Capital leases, and as a result achieved a lower cost of funding and strengthened its capital structure given the non-amortizing structure of the bond. Of these repayments, $59,444 were used to refinance short term debt into long term debt. The senior note does not have negative covenants with an acceleration clause, however requires the Company to meet certain performance indicators in order to take on incremental debt.

The Company had $4,828 and $4,758 of property, plant and equipment pledged as collateral for various lines of credit as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the Company was obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to $222. Differences between capital lease obligations and the value of property, plant and equipment under capital lease arises from differences between the maturities of capital lease obligations and the useful lives of the underlying assets.

Maturities of long term debt and other current borrowings are as follows as of March 31, 2018:

2019	$5,812
2020	2,408
2021	2,377
2022	212,359
2023	2,358
Thereafter	7,327
Total	$232,641

The Company’s loans have maturities ranging from a few weeks to 11 years. Our credit facilities bear interest at a weighted average of rate 7.8%.

Interest expense for the three months ended March 31, 2018 and 2017, respectively was $5,050, and 5,082, respectively.

Note 8. Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia. On December 28, 2016, the Colombian congress enacted a structural tax reform that took effect on January 1, 2017 which reduces corporate income tax from 42% to 40% for fiscal year 2017, 37% in 2018 and 33% in 2019 and thereafter.

GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. The estimated combined state and federal income tax rate I s estimated at a rate of 25% based on the recently enacted U.S. Tax Reform. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands and Panama do not currently have any tax obligations.

The components of income tax expense (benefit) are as follows:

	March 31, 2018	December 31, 2017
Current income tax
United States	$407	$452
Colombia	2,205	2,280
	2,612	2,732
Deferred income Tax
United States	169	380
Colombia	2,612	(2,070)
	2,781	(1,690)
Total Provision for Income Tax	$5,393	$1,042

Effective tax rate	33.7%	50.3%

As of March 31, 2018, the Company has an uncertain tax position amounting to $2,073 related to $8,351 gross unrecognized tax benefit associated with a conversion of GM&P’s cash basis accounting for tax purposes to accrual basis for Fiscal years 2016 and 2015. Before 2015, GM&P was using the cash method of accounting and due to IRS regulations it needed to convert to accrual method and pay the IRS taxes over the gross unrecognized tax benefit associated with the conversion. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business and may be subject to inspection by the Colombian tax authorities for a period of up to two years until the statute of limitations period elapses and US tax authorities for a period of up to six years until the statute of limitations period elapses.

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

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2018	December 31, 2017
Fair Value	239,739	240,057
Carrying Value	219,761	220,998

Note 10. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended March 31,
	2018	2017
Sales to related parties	$953	$1,374

Fees paid to directors and officers	$827	$710
Payments to other related parties	$988	$806

	March 31, 2018	December 31, 2017
Current Assets:
Due from VS	$5,414	$6,240
Due from other related parties	2,893	2,260
	$8,307	$8,500

Liabilities:
Due to related parties	$962	$975

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended March 31, 2018 and 2017 were $626 and $1,150 respectively.

Payments to other related parties during three months ended March 31, 2018 and 2017 include charitable contributions to the Company’s foundation for $ 271 and $416, respectively, and sales commissions for $341 and $241, respectively.

Note 11. Dividends Payable

The Company originally authorized the payment of four regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis, with the first quarterly dividend being paid on November 1, 2016. The dividends are payable in cash or ordinary shares, at the option of the holders of ordinary shares. On May 11, 2017, the Company announced that commencing with the declared quarterly dividend for the third quarter of 2017 through any future dividends to be declared and paid through the second quarter of 2018, a 12% increase to $0.14 per share, or $0.56 per share on an annual basis would apply.

As a result, the Company has a dividend payable amounting to $869 as of December 31, 2017. The Company issued 499,080 shares for the share dividends paid during the three months ended March 31, 2018.

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

Note 12. Commitments and Contingencies

Commitments

As of December 31, 2017, the Company has an outstanding obligation to purchase an aggregate of at least $39,144 of certain raw materials from a specific supplier before May 2026.

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

Note 13. Subsequent Events

On May 05, 2018, the Company completed the payment of the remaining $29 million purchase price for GM&P through the payment of $6 million of cash on hand, the execution of a $10 million junior subordinated note and the issuance of 1,238,095 ordinary shares. The note will have semi-annual interest-only payments at a fixed rate of 6% per annum and matures in March 2022. The 1,238,095 ordinary shares had an aggregate value of $10 million. This represented a price of $10.50 per share, or a 23% premium over the last sale price of the ordinary shares on the date of payment.

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

The Company’ glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, and digital print glass as well as mill finished, anodized, painted aluminum profiles and produces rods, tubes, bars and plates. Window production lines are defined depending on the different types of windows: normal, impact resistant, hurricane-proof, safety, soundproof and thermal. The Company produces fixed body, sliding windows, projecting windows, guillotine windows, sliding doors and swinging doors, as well as facade products which include: floating facades, automatic doors, bathroom dividers and commercial display windows.

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

The U.S. market represents approximately 72% of our overall sales and is expected to continue being our most important market going forward. The U.S. construction market has been experiencing a growth cycle as evidenced by the ABI (“Architectural Billing Index”) as of March 2018, and is indicating business conditions remain strong in the West and South regions, where Tecnoglass mainly operates (Florida and Texas). Our strategy going forward will be to continue to focus on the U.S. as our main geographical target given its significant size and business activity. Within the U.S., Tecnoglass is seeking to continue diversifying its presence across a broader footprint in order to mitigate its concentration risk, while searching for new partnerships and commercial relationships in large metropolitan areas other than those in Florida (where it has historically had a strong market position). Our relationship with distributors, installers and general contractors continue to be key in our market penetration strategy and in our sales efficiency in order to target a broad variety of end clients. Construction activity in both the commercial and the residential markets within the U.S. has a direct impact in our ability to grow sales and profit margins. Although our efficient cost structure enables us to better withstand fluctuations and cycles in construction activity, our overall results could be significantly correlated with such cycles.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Operating Revenues	$87,160	$65,817
Cost of sales	60,412	43,565
Gross profit	26,748	22,252
Operating expenses	(16,758)	(15,390)
Operating income	9,990	6,862
Non-operating income	1,099	1,027
Foreign currency transactions gains (losses)	9,973	2,425
Loss on extinguishment of debt	-	(3,159)
Interest Expense	(5,050)	(5,082)
Income tax provision	(5,393)	(1,042)
Net income	10,619	1,031
Income attributable to non-controlling interest	72	(12)
Net income attributable to parent	$10,691	$1,019

Comparison of quarterly periods ended March 31, 2018 and March 31, 2017

Revenues

The Company’s net operating revenues increased $21.3 million or 32.4% from $65.8 million to $87.2 million for the quarterly period ended March 31, 2018 compared with the quarterly period ended March 31, 2017.

Sales in the U.S. market for the first quarter of 2018 increased $16.7 million or 36.0% compared to the same period of 2017. The Company’s sales in the American market continue to have a large component with the South Florida market but constantly diversifying into other regions. Our increase in sales in overall terms and into the U.S market were in part derived from the acquisition of GM&P which contributed its results from March 1, 2017, date of the acquisition versus a full quarter in 2018. U.S. revenues contributed 72% and 70% of total sales during the first quarter of 2018 and 2017, respectively, as the Company maintains its focus on expanding U.S. operations to new regions and new end markets.

Sales in the Colombian market increased $5.4 million, or 32.8%, in the first quarter of 2018 compared with the first quarter of 2017. This is the second consecutive quarter with growth above 20% in Colombian sales after a general delay in construction during early 2017 while the country underwent a structural tax reform, which was preceded by a high inflation and high interest rate period. The increase is mostly related to a rebound in construction put in place coupled with pent-up activity from 2017 being executed.

Gross profit

Gross profit increased 18.5% to $26.4 million during the three months ended March 31, 2018, compared with 2017. Gross profit margins decreased from 33.8% to 30.7% in the quarterly periods ended March 31, 2017 and 2018, respectively. The difference in margin is partly associated with the acquisition of GM&P only being accounted for one month during 2017 and thus having a higher mix of installation and engineering related revenues during 2018.

Expenses

Operating expenses increased $ 1.4 million, or 8.9% from $15.4 million to $16.8 million, for the quarterly period ended March 31, 2018 compared to the quarterly period ended March 31, 2017. As a percentage of total revenues, operating expenses were 19.8% compared to 23.4% in the prior year quarter. The nominal amount increase is mainly attributable to a $1.6 million increase in shipping expenses due to a higher overall amount of sales during the quarter and a larger amount of exports into the United States. Additionally, due to $0.5 million in higher sales commissions associated with the increase in sales and $0.4 million increase in depreciation and amortization primarily associated with intangible assets acquired with GM&P in March of 2017, partially offset by a reduction of $0.7 million in Colombian taxes other than income taxes, and bank charges.

Loss on extinguishment of debt

Upon the issuance of the 5-year senior unsecured note under Rule 144A mentioned below in the liquidity section, the Company determined that issuance was not considered a modification or exchange of the seven-year senior secured credit facility issued in January 2016; however proceeds from the new issuance were used to repay the previous credit facility and the new issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $3,159 during 2017 in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income. The loss represented the write off of deferred financing fees related to the extinguished debt facilities and penalties fees related to the early payoff of several loans and capital leases.

Non-operating Income (Loss)

During the three months ended March 31, 2018 and 2017, the Company reported net non-operating gain of $1.1 and $1.0 million, respectively, comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

Additionally, the Company recorded a cashless gain of $10.0 million associated with the revaluation of the Colombian peso and our U.S. dollar denominated net monetary liability position of $147.5 million in comparison to our Peso functional currency. The Peso revaluated 7% during the quarter. This is comparable with a gain in foreign currency transactions of $2.4 million during the first three months of 2017.

Interest Expense

Interest expense remained stable at $5.1 million. While the Company’s nominal amount of debt increased slightly during the first quarter of 2018, the effect was offset by one month of double interest expense on some of the Company’s debt that existed during the first quarter of 2017 and that was not repaid at the same time the proceeds from the bond offering were received as the Company sought a favorable foreign exchange rate to monetize the funds and repay such debt.

As a result of the foregoing, the Company recorded net income for the three months ended March 31, 2018 of $10.4 million compared to net income of $1.0 million in the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of approximately $30.6 million and $40.9 million, respectively. The primary difference between both periods is associated with the use of working capital required to support inventory purchases to be used during the following months and with the interest payment of our Senior notes during the quarter. The Company’s primary sources of liquidity to support its working capital needs and short term capital expenditures will be its readily available cash balance and cash flow generated from operating activities.

On May 04, 2018, the Company completed the payment of the remaining $29 million purchase price for GM&P through the payment of $6 million of cash on hand, the execution of a $10 million junior subordinated note and the issuance of 1,238,095 ordinary shares. The note will have semi-annual interest-only payments at a fixed rate of 6% per annum and matures in March 2022. The 1,238,095 ordinary shares had an aggregate value of $13 million. This represented a price of $10.50 per share, or a 23% premium over the last sale price of the ordinary shares on the date of payment.

Cash Flow from Operations, Investing and Financing Activities

	Three Months Ended March 31,
	2018	2017
Cash Flow from Operating Activities	$(10,212)	$11,407
Cash Flow from Investing Activities	(1,111)	(3,387)
Cash Flow from Financing Activities	(272)	18,687
Effect of exchange rates on cash and cash equivalents	1,277	747
Cash Balance - Beginning of Period	40,923	26,918
Cash Balance - End of Period	$30,605	$54,372

During the three months ended March 31, 2018 and 2017, $10.2 million and $11.4 million were used in and provided by operating activities, respectively. The principal source of cash during the first quarter of 2017 is related to account receivables management. Accounts receivable provided $5.1 million and $15.2 million during the first quarters of 2018 and 2017, respectively as days sales outstanding using the last twelve-month average improved by 5 days between fiscal year end and March 31, 2018. It is expected that during periods of accelerated growth, accounts receivable may be the main source of operating cashflow.

During the three months ended March 31, 2018, cash used in investing activities decreased to $1.1 million compared with $3.4 million during the same period of 2017. The reduction is associated with our Capital expenditures decreasing significantly as we expect that current installed capacity will be enough to service our backlog and expected sales through the year 2018 as well as a reduction in business acquisition activity while payment for the GM&P acquisition in 2017 is to be made during the second quarter of 2018 as described above in the Capital Resources and Liquidity section.

Cash provided by financing activities, decreased from $18.7 million during the first three months of 2017 to $0.3 million during the first three months of 2018. During the first quarter of 2017, the significant source of cash was associated to a U.S. dollar denominated, $210 million offering of a 5-year senior unsecured note at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to Qualified Institutional Buyers issued by the Company in January 23, 2017. The Company used approximately $182.2 million of the proceeds to repay outstanding indebtedness and as a result achieved a lower cost of debt and strengthened its capital structure given the non-amortizing structure of the new facility. Cash proceeds in excess of the amount used to pay down outstanding debt have been used to support ongoing growth and general corporate purposes.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

A rise in interest rates could negatively affect the cost of financing for a portion of our debt with variable interest rates. If interest rates were to increase over the next 12 months by 200 basis points, net earnings would decrease by approximately $0.2 million. Conversely, if interest rates were to decrease over the next 12 months by 200 basis points, net earnings would increase by approximately $0.2 million. We currently do not use derivative financial instruments to manage interest rate risk.

We are also subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Two of our subsidiaries with significant operations are based in Colombia, and primarily transact business in local currency. A significant portion of the revenues and costs of these subsidiaries are generally denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. As of the three months ended March 31, 2018, a 1% devaluation of the Colombian Peso would result in our quarterly revenues decreasing by $0.2 million and our expenses decreasing by approximately $0.4 million, resulting in a $0.2 million increase to net earnings during the quarter. A strengthening of the Colombian Peso by 1% would increase our quarterly revenues by $0.2 million and expenses by $0.4 million resulting in $0.2 lower earnings during the quarter.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. However, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $147.4 million, such that a 1% devaluation of the Colombian peso will result in a loss of $1.5 million recorded in the Company’s Consolidated Statement of Operations. Conversely, an appreciation of the peso would result in a gain to be recorded as a Foreign exchange gain within the consolidated statement of operations (based on the same relation of monetary assets and liabilities).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2018, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2018

