Form 10-Q
period 2018-06-30
Tecnoglass Inc.
filed 2018-08-10
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,041,669 ordinary shares as of June 30, 2018.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$29,925	$40,923
Investments	2,061	1,680
Trade accounts receivable, net	87,432	110,464
Due from related parties	7,428	8,500
Inventories	79,903	71,656
Unbilled receivables on uncompleted contracts	-	9,996
Contract assets – current portion	46,677	-
Other current assets	18,486	18,679
Total current assets	$271,912	$261,898

Long term assets:
Property, plant and equipment, net	$167,647	$168,701
Deferred taxes	-	103
Contract assets – non-current	925	-
Intangible Assets	10,583	11,517
Goodwill	23,561	23,130
Other long term assets	3,008	2,651
Total long term assets	205,724	206,102
Total assets	$477,636	$468,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long term debt	$11,498	$3,260
Trade accounts payable and accrued expenses	59,440	55,182
Accrued interest expense	7,450	7,392
Due to related parties	1,002	975
Payable associated to GM&P acquisition	8,500	29,000
Dividends payable	734	585
Current portion of customer advances on uncompleted contracts	-	11,429
Contract liability – current portion	16,079	-
Other current liabilities	3,890	13,626
Total current liabilities	$108,593	$121,449

Long term liabilities:
Deferred income taxes	$3,246	$2,317
Customer advances on uncompleted contracts	-	1,571
Contract liability – non-current	1,586	-
Long term debt	220,392	220,998
Total Long Term Liabilities	225,224	224,886
Total liabilities	$333,817	$346,335
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 37,041,669 and 34,836,575 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4	3
Legal Reserves	1,367	1,367
Additional paid-in capital	148,375	125,317
Retained earnings	19,029	22,212
Accumulated other comprehensive (loss)	(26,089)	(28,651)
Shareholders’ equity attributable to controlling interest	142,686	120,248
Shareholders’ equity attributable to non-controlling interest	1,133	1,417
Total shareholders’ equity	143,819	121,665
Total liabilities and shareholders’ equity	$477,636	$468,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating revenues:
External customers	$87,785	$79,885	$173,992	$144,328
Related parties	1,184	1,091	2,137	2,465
Total operating revenues	88,969	80,976	176,129	146,793
Cost of sales	64,327	58,432	124,739	101,997
Gross Profit	24,642	22,544	51,390	44,796

Operating expenses:
Selling expense	(8,567)	(9,528)	(17,704)	(17,417)
General and administrative expense	(8,453)	(7,600)	(16,074)	(15,101)
Total Operating Expenses	(17,020)	(17,128)	(33,778)	(32,518)

Operating income	7,622	5,416	17,612	12,278

Non-operating income	709	922	1,808	1,949
Foreign currency transactions (losses) gains	(8,307)	(8,713)	1,666	(6,288)
Loss on extinguishment of debt	-	(2)	-	(3,161)
Interest expense and deferred cost of financing	(5,361)	(5,175)	(10,411)	(10,257)

(Loss) Income before taxes	(5,337)	(7,552)	10,675	(5,479)

Income tax benefit (provision)	1,467	4,052	(3,926)	3,010

Net (loss) income	$(3,870)	$(3,500)	$6,749	$(2,469)

(Income) loss attributable to non-controlling interest	212	(60)	284	(72)

(Loss) Income attributable to parent	$(3,658)	$(3,560)	$7,033	$(2,541)

Comprehensive income:
Net (loss) income	$(3,870)	$(3,500)	$6,749	$(2,469)
Foreign currency translation adjustments	(6,139)	(5,250)	2,562	(449)

Total comprehensive (loss) income	$(10,009)	$(8,750)	$9,311	$(2,918)
Comprehensive (income) loss attributable to non-controlling interest	212	(60)	284	(72)

Total comprehensive (loss) income attributable to parent	$(9,797)	$(8,810)	$9,595	$(2,990)

Basic income per share	$(0.11)	$(0.10)	$0.19	$(0.07)

Diluted income per share	$(0.11)	$(0.10)	$0.19	$(0.07)

Basic weighted average common shares outstanding	35,935,442	35,763,650	35,869,746	35,759,895

Diluted weighted average common shares outstanding	35,935,442	35,763,650	36,362,493	35,759,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,749	$(2,541)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	(413)	2,617
Provision for obsolete inventory	27	58
Depreciation and amortization	11,458	10,366
Deferred income taxes	2,126	(6,870)
Extinguishment of debt	-	2,585
Director stock compensation	142	142
Other non-cash adjustments	679	519
Changes in operating assets and liabilities:
Trade accounts receivables	(3,952)	5,830
Inventories	(7,329)	(6,811)
Prepaid expenses	(425)	83
Other assets	(91)	1,984
Trade accounts payable and accrued expenses	(2,274)	8,224
Accrued interest expense	41	7,175
Taxes payable	(10,617)	(15,104)
Labor liabilities	(114)	(130)
Related parties	1,279	1,784
Contract assets and liabilities	(3,735)	-
Customer advances on uncompleted contracts	-	2,283
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(6,449)	$12,194

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	367	358
Aquisition of businesses	(6,000)	(7,873)
Purchase of investments	(662)	(727)
Acquisition of property and equipment	(4,889)	(4,295)
CASH USED IN INVESTING ACTIVITIES	$(11,184)	$(12,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	9,067	20,915
Cash Dividend	(1,359)	(1,219)
Proceeds from bond issuance	-	201,716
Repayments of debt	(1,934)	(203,754)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$5,774	$17,658

Effect of exchange rate changes on cash and cash equivalents	$861	$(551)

NET (DECREASE) INCREASE IN CASH	(10,998)	16,764
CASH - Beginning of period	40,923	26,918
CASH - End of period	$29,925	$43,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,074	$6,864
Income Tax	$5,517	$15,168

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease and debt	$703	$-
Gain in extinguishment of GM&P payment settlement	$3,606	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2017	34,836,575	3	125,317	1,367	22,212	(28,651)	120,248	1,417	121,665

Issuance of common stock	1,242,659	-	14,534	-	-	-	14,534	-	14,534

Adoption of ASC 606	-	-	-	-	(187)	-	(187)	-	(187)

Stock dividend	962,435	1	8,524	-	(10,029)	-	(1,504)	-	(1,504)

Foreign currency translation	-	-	-	-	-	2,562	2,562	-	2,562

Net income	-	-	-	-	7,033	-	7,033	(284)	6,749

Balance at June 30, 2018	37,041,669	4	148,375	1,367	19,029	(26,089)	142,686	1,133	143,819

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

The Company also designs, manufactures, markets and installs architectural systems for high, medium and low-rise construction, glass and aluminum windows and doors, office dividers and interiors, floating facades and commercial display windows.

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

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented, and are of a normal, recurring nature.

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

Foreign Currency Translation

The condensed consolidated financial statements are presented in U.S. Dollars, the reporting currency. Some of our foreign subsidiaries’ local currency is the Colombian Peso, which is also their functional currency as determined by the analysis of markets, costs and expenses, assets, liabilities, financing and cash flow indicators. As such, our subsidiaries’ assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with equity being translated at the historical rates. Revenues and expenses of our foreign subsidiaries are translated at the average exchange rates for the period. The resulting cumulative foreign currency translation adjustments from this process are included as a component of accumulated other comprehensive income (loss). Therefore, the U.S. Dollar value of these items in our financial statements fluctuates from period to period.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was a decrease of $187 to shareholders’ equity as of January 1, 2018. The Company’s statement of operations for the six-month period ended June 30, 2018 and the Company’s balance sheet as of June 30, 2018 are presented under ASC 606, while the Company’s statement of operations for the quarterly period ended June 30, 2017 and the Company’s balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See Note 3 for disclosure of the impact of the adoption of ASC 606 on the Company’s statement of operations and balance sheet for the quarterly period ended June 30, 2018, and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.

Approximately 45% of the Company’s consolidated net sales is generated from long-term contracts with customers that require to design, develop, test, manufacture, and install windows according to the customers’ specifications. These contracts are primarily multi-year contracts with real estate general contractors and are generally priced on a fixed-price basis and are invoiced based on contract progress.

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

A substantial amount of the Company’s sales are from performance obligations satisfied over time and are primarily with general contractors to real estate developers. Sales are recognized over time when control is continuously transferred to the customer during the contract. The continuous transfer of control to the customer is supported by contract clauses that provide for progress or performance-based payments. Generally, if a customer unilaterally terminate a contract, the Company has the right to receive payment for costs incurred plus a reasonable profit for products and services that do not have alternative use to the Company.

Sales are recorded using the cost-to-cost method on fixed price contracts that include performance obligations satisfied over time are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods.

Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method involves the preparation of estimates of: (1) transaction price and (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work. Incurred costs include labor, material, and overhead and represent work performed, which corresponds with and thereby represents the transfer of ownership to the customer. Performance obligations are satisfied over time when the risk of ownership has been passed to the customer and/or services are performed. The estimated profit or loss at completion on a contract is equal to the difference between the transaction price and the total estimated cost at completion.

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

The Company’s fixed-price type contracts allow for progress payments to bill the customer as contract costs are incurred and the customer often retains a small portion of the contract price until satisfactory completion of the contractual statement of work, which is a retainage of approximately 10%. The Company records an asset for unbilled receivables due to completing more work than the progress payment schedule allows to collect at a point in time. For certain fixed-price contracts, the Company receives advance payments. Advanced payments are not considered a significant financing component because they are a negotiated contract term to ensure the customer meets its financial obligation, particularly when there are significant upfront working capital requirements. The Company records a liability for advance payments received in excess of sales recognized, which is presented as a contract liability on the balance sheet.

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The Company recognizes a liability for non-recurring obligations as situations considering that projects actual costs are usually adjusted to estimated costs. The Company did not recognize sales for performance obligations satisfied in prior periods during the three and six months ended June 30, 2018.

Remaining Performance Obligations

On June 30, 2018, the Company had $273 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecnoglass LLC and Tecnoglass RE LLC are subject to the taxing jurisdiction of the United States. TGI and Tecnoglass Holding are subject to the taxing jurisdiction of the Cayman Islands. Annual tax periods prior to December 2015 are no longer subject to examination by taxing authorities in Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes.

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

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per shares
Net (Loss) Income	$(3,870)	$(3,500)	$6,749	$(2,469)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	35,935,442	35,763,650	35,869,746	35,759,895
Effect of dilutive securities and stock dividend	-	-	492,747	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	35,935,442	35,763,650	36,362,493	35,759,895

Basic earnings per ordinary share	$(0.11)	$(0.10)	$0.19	$(0.07)
Diluted earnings per ordinary share	$(0.11)	$(0.10)	$0.19	$(0.07)

The effect of dilutive securities includes 492,747 as of June 30, 2018 for shares potentially issued in relation to the dividends declared. The denominator for basic and diluted earnings per ordinary share for the six months ended June 30, 2018 and the three and six months ended June 30, 2017, exclude 321,594 and 492,747 shares, respectively, issued in relation to the dividends declares due to the net loss for the period as their inclusion would be anti-dilutive.

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

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the three months ended June 30, 2018 and 2017 were $3,764 and $3,057, respectively. Shipping and handling costs for the six months ended June 30, 2018 and 2017 were $8,496 and $6,189, respectively.

Dividends Payable

The company accounts for its dividend declared as a liability under ASC 480 - Distinguishing Liabilities from Equity since the shareholder have the option to elect cash or stock and reclassifies from dividend payable to additional paid-in capital when shareholders elects a stock dividend instead of cash. The dividend payable is not subject to re-measurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

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

Based on the analysis performed of the uninstalled materials at January 1, 2018, the Company recorded, upon adoption of ASC 606, a net decrease to retained earnings of $187, as shown on the table below. The adjustment to retained earnings primarily relates to contracts that had uninstalled material that were not previously included in inventory since the cost-to-cost method was appropriately reflecting the progress of these contracts.

The Company made certain presentation changes to its consolidated balance sheet on January 1, 2018 to comply with ASC 606. The components of contracts in process as reported under ASC 605, which included unbilled contract receivables and inventoried contract costs, have been reclassified as contract assets and inventories, respectively, after certain adjustments described below under ASC 606. The remainder of inventoried contract costs, primarily related to inventories not controlled by the Company’s customers, were reclassified to inventories. The Company expenses costs to obtain a contract and costs to fulfill a contract as incurred. Other revenues not related to fixed-type contracts did not result in any changes under ASC 606 and the revenues are still been recognized when the risk of ownership is transfered to the customer based on the sales terms.

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

The table below presents the impact of the adoption of ASC 606 on the Company’s statement of operations.

	Three months ended June 30, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Operating Revenues	$88,874	$95	$88,969
Cost of Sales	64,243	84	64,327
Gross Profit	24,631	11	24,642

Operating Expenses	(17,644)	-	(17,644)
Other Income and Expenses	(12,335)	-	(12,335)

Income Before Tax	(5,348)	11	(5,337)
Income Tax Benefit (Provision)	1,469	(2)	1,467
Net Income	(3,870)	-	(3,870)
Net Income Attributable to Parent	$(3,658)	$-	$(3,658)

Basic earnings per share	$(0.11)	$-	$(0.11)
Diluted earnings per share	$(0.11)	$-	$(0.11)

	Six months ended June 30, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Operating Revenues	$177,960	$(1,831)	$176,129
Cost of Sales	126,388	(1,649)	124,739
Gross Profit	51,572	(182)	51,390

Operating Expenses	(34,402)	-	(34,402)
Other Income and Expenses	(6,313)	-	(6,313)

Income Before Tax	10,857	(182)	10,675
Income Tax Provision	(3,973)	47	(3,926)
Net Income	6,893	(144)	6,749
Net Income Attributable to Parent	$7,177	$(144)	$7,033

Basic earnings per share	$0.19	$-	$0.19
Diluted earnings per share	$0.19	$-	$0.19

The table below presents the impact of the adoption of ASC 606 on the Company’s balance sheet.

	June 30, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
ASSETS
Trade accounts receivable, net	$116,788	$(29,356)	$87,432
Inventories	78,254	1,649	79,903
Unbilled receivables on uncompleted contracts	14,312	(14,312)	-
Contract assets - current portion	-	46,677	46,677
Other Assets	262,656	43	262,699
Contract assets - Non-current	-	925	925
Total Assets	$472,010	$5,626	$477,636

LIABILITIES
Contract liabilities - current	-	16,079	16,079
Current portion of customer advances on uncompleted contracts	10,315	(10,315)	-
Other current liabilities	92,516	(2)	92,514
Customer advances on uncompleted contracts - non-current	1,586	(1,586)	-
Contract liabilities - non-current	-	1,586	1,586
Other Liabilities	223,638	-	223,638
Total liabilities	$328,055	$5,762	$333,817

SHAREHOLDERS’ EQUITY
Retained earnings	19,165	(136)	19,029
Total shareholders’ equity	$143,955	$(136)	$143,819

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed price contracts	$37,814	$40,820	$80,030	$62,540
Product sales	51,155	40,156	96,099	84,253
Total Revenues	$88,969	$80,976	$176,129	$146,793

The following table presents geographical information about revenues.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Colombia	$15,557	$15,525	$37,381	$31,953
United States	69,852	60,342	132,845	106,650
Panama	1,043	830	1,857	2,093
Other	2,517	4,279	4,046	6,097
Total Revenues	$88,969	$80,976	$176,129	$146,793

Contract Assets and Contract Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales but have not been billed to customers and are classified as current. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company’s consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	June 30, 2018	January 1 2018
Contract assets — current	$46,677	$45,468
Contract assets — non-current	925	-
Contract liabilities — current	(16,079)	(18,945)
Contract liabilities — non-current	(1,586)	(1,571)
Net contract assets (liabilities)	$29,937	$24,952

The components of contract assets are presented in the table below.

	June 30, 2018	January 1 2018
Unbilled contract receivables, gross	$18,246	$15,245
Retainage	29,356	30,223
Total contract assets	47,602	45,468
Less: current portion	46,677	45,468
Contract Assets – non-current	$925	$-

The components of contract liabilities are presented in the table below.

	June 30, 2018	January 1 2018
Billings in excess of costs	$5,571	$7,516
Advances from customers on uncompleted contracts	12,094	13,000
Total contract liabilties	17,665	20,516
Less: current portion	16,079	18,945
Contract liabilities – non-current	$1,586	$1,571

For the six months ended June 30, 2018, the Company recognized $2,306 of sales related to its contract liabilities at January 1, 2018.

Note 4. GM&P Acquisition

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

The Company acquired all of the shares of GM&P for a purchase price of $35 million, of which the Company paid $6 million of the purchase price in cash within 60 days following the closing date with the remaining $29 million of the purchase price to be paid by May 15, 2018. The Company paid an additional $6 million in cash on April 2018 and entered into a Debt Settlement Agreement to pay the remaining consideration price through a combination of stock, by issuing 1,238,095 ordinary shares valued at $10.50 per share and a $10 million Subordinated Seller´s Note. The Seller´s Note was subsequently reduced to $8.5 million to atone the Buyer for adjustments and process inefficiencies caused by changes in GM&P´s supply chain and other business optimization costs seen during the second quarter of 2018. Following our process optimization and changes in the supply chain process, we believe the associated cost impacts to be non-recurring.

Based on the implicit price at which the shares were issued, which at the time of the issuance in June 2018 was higher than the market price of those shares, the Company recorded a gain of $2,106. Additionally, including the reduction of the nominal amount of the Seller´s Note by $1,500, the Company recorded a gain on extinguishment of debt of $3,606. The gain on extinguishment of debt was recorded into Additional Paid-In Capital per guidance of ASC 470-50-40 because it is considered a related party transaction as the former owner of GM&P holds a management position within the Company.

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

Pro-Forma
Six Months
Ended
(in thousands, except per share amounts)	June 30, 2017
Pro Forma Results
Net sales	$156,780

Net (loss) income attributable to parent	$(3,595)

Net income per common share:
Basic	$(0.11)

Diluted	$(0.11)

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

Note 5. - Inventories, net

Inventories are comprised of the following:

	June 30, 2018	December 31, 2017
Raw materials	$38,229	$40,509
Work in process	20,995	11,468
Finished goods	13,217	13,236
Stores and spares	7,218	6,134
Packing material	379	438
	80,038	71,785
Less: Inventory allowance	(135)	(129)
	$79,903	$71,656

Note 6. Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of the Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2017	$23,130
GM&P measurement period adjustment	431
Ending balance – June 30, 2018	$23,561

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates in the required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	June 30, 2018
	Gross	Acc. Amort.	Net
Trade Names	$980	$(261)	$719
Notice of Acceptances (NOAs), product designs and other intellectual property	10,764	(5,008)	5,756
Non-compete Agreement	165	(44)	121
Contract Backlog	3,090	(2,060)	1,030
Customer Relationships	4,140	(1,183)	2,957
Total	$19,139	$(8,556)	$10,583

	December 31, 2017
	Gross	Acc. Amort.	Net
Trade Names	$980	$(163)	$817
Notice of Acceptances (NOAs), product designs and other intellectual property	10,826	(5,467)	5,359
Non-compete Agreement	165	(28)	137
Contract Backlog	3,090	(1,287)	1,803
Customer Relationships	4,140	(739)	3,401
Total	$19,201	$(7,684)	$11,517

The weighted average amortization period is 4.9 years.

During the three months ended June 30, 2018 and 2017, the amortization expense amounted to $875 and $930, respectively, and was included within the general and administration expenses in our consolidated statement of operations. During the six months ended June 30, 2018 and 2017, amortization expense was $1,738 and $1,546, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2018 is as follows:

Year ending	(in thousands)
2018	$1,889
2019	2,507
2020	2,127
2021	2,097
2022	1,211
Thereafter	752
$10,583

Note 7. Debt

The Company’s debt is comprised of the following:

	June 30, 2018	December 31, 2017
Revolving lines of credit	$8,389	$638
Capital lease	199	245
Unsecured senior note	210,000	210,000
Other loans	19,660	20,293
Less: Deferred cost of financing	(6,358)	(6,918)
Total obligations under borrowing arrangements	231,890	224,258
Less: Current portion of long-term debt and other current borrowings	11,498	3,260
Long-term debt	$220,392	$220,998

As of June 30, 2018, and December 31, 2017, the Company had $231,197 and $224,041 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

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

The Company had $4,784 and $4,758 of property, plant and equipment pledged as collateral for various lines of credit as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company was obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to $199. Differences between capital lease obligations and the value of property, plant and equipment under capital lease arises from differences between the maturities of capital lease obligations and the useful lives of the underlying assets.

Maturities of long term debt and other current borrowings are as follows as of June 30, 2018:

2019	$11,498
2020	2,410
2021	2,361
2022	212,359
2023	2,360
Thereafter	7,260
Total	$238,248

The Company’s loans have maturities ranging from a few weeks to 11 years. Our credit facilities bear interest at a weighted average of rate 7.7%.

Note 8. Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia. On December 28, 2016, the Colombian congress enacted a structural tax reform that took effect on January 1, 2017 which reduces corporate income tax from 42% to 40% for fiscal year 2017, 37% in 2018 and 33% in 2019 and thereafter.

GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. The estimated combined state and federal income tax rate is estimated at a rate of 25% based on the recently enacted U.S. Tax Reform. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands and Panama do not currently have any tax obligations.

The components of income tax expense (benefit) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Current income tax
United States	$1,129	$1,759	$722	$2,211
Colombia	(317)	(630)	(2,522)	1,650
	(812)	1,129	(1,800)	3,861
Deferred income Tax
United States	(992)	(377)	(1,161)	3
Colombia	1,647	(4,804)	(965)	(6,874)
	655	(5,181)	(2,126)	(6,871)
Total income tax benefit (provision)	$1,467	$4,052	$(3,926)	$3,010

Effective tax rate	27%	54%	37%	55%

The Company’s effective tax rate of 27% and 37% for the three and six months ended June 30, 2018 differ from the average statutory rate of 34% primarily because of non-deductible expenses and non-taxable income recorded in tax-exempt subsidiaries. The Company’s effective tax rate of 54% and 55% for the three and six-month period ended June 30, 2017, respectively, reflects the adoption of the Colombian tax reform described above, which became effective January 1, 2017.

As of June 30, 2018, the Company had settled an uncertain tax position concluding amounting to $2,073 related to $8,351 gross unrecognized tax benefit as of March 31, 2018 associated with a conversion of GM&P’s cash basis accounting for tax purposes to accrual basis for Fiscal years 2016 and 2015 after culminating an audit from the Internal Revenue Service. Before 2015, GM&P was using the cash method of accounting and due to IRS regulations, it needed to convert to accrual method and pay the IRS taxes over the gross unrecognized tax benefit associated with the conversion. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business and may be subject to inspection by the Colombian tax authorities for a period of up to two years until the statute of limitations period elapses and US tax authorities for a period of up to six years until the statute of limitations period elapses.

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

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2018	December 31, 2017
Fair Value	236,952	240,057
Carrying Value	220,392	220,998

Note 10. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales to related parties	$1,184	$1,091	$2,137	$2,465

Fees paid to directors and officers	$801	$662	$1,628	$1,372
Payments to other related parties	$674	$1,066	$1,662	$1,872

	June 30, 2018	December 31, 2017
Current Assets:
Due from VS	$5,261	$6,240
Due from other related parties	2,167	2,260
	$7,428	$8,500

Liabilities:
Due to related parties	$1,002	$975

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended June 30, 2018 and 2017 were $588 and $739, respectively. The Company’s sales to VS for the six months ended June 30, 2018 and 2017 were $1,214 and $1,889, respectively.

Payments to other related parties during three and six months ended June 30, 2018 and 2017 include the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Charitable contributions	$296	$742	$567	$1,158
Sales commissions	$336	$179	$677	$420

Charitable contributions are donations made to the Company’s foundation Fundación Tecnoglass-ESW.

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

As a result, the Company has declared dividends for $10,029 as of June 30, 2018 and recorded a dividend payable amounting to $734 as of June 30, 2018. The Company issued 956,102 shares for the share dividends resulting in $8,524 being credited to Capital and paid $1,359 in cash during the six months ended June 30, 2018.

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

Note 12. Commitments and Contingencies

Commitments

As of June 30, 2018, the Company has an outstanding obligation to purchase an aggregate of at least $39,140 of certain raw materials from a specific supplier before May 2026.

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

The U.S. market represents approximately 75% of our overall sales and is expected to continue being our most important market going forward. The U.S. construction market has been experiencing a growth cycle as evidenced by the ABI (“Architectural Billing Index”) as of May 2018 and is indicating business conditions remain strong throughout the country, especially in the South region, where Tecnoglass mainly operates (Florida and Texas). Our strategy going forward will be to continue to focus on the U.S. as our main geographical target given its significant size and business activity. Within the U.S., Tecnoglass is seeking to continue diversifying its presence across a broader footprint in order to mitigate its concentration risk, while searching for new partnerships and commercial relationships in large metropolitan areas other than those in Florida (where it has historically had a strong market position). Our relationship with distributors, installers and general contractors continue to be key in our market penetration strategy and in our sales efficiency in order to target a broad variety of end clients. Construction activity in both the commercial and the residential markets within the U.S. has a direct impact in our ability to grow sales and profit margins. Although our efficient cost structure enables us to better withstand fluctuations and cycles in construction activity, our overall results could be significantly correlated with such cycles.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six months ended June,
	2018	2017	2018	2017
Operating Revenues	$88,969	$80,976	$176,129	$146,793
Cost of sales	64,327	58,432	124,739	101,997
Gross profit	24,642	22,544	51,390	44,796
Operating expenses	(17,020)	(17,128)	(33,778)	(32,518)
Operating income	7,622	5,416	17,612	12,278
Non-operating income	709	922	1,808	1,949
Foreign currency transactions (losses) gains	(8,307)	(8,713)	1,666	(6,288)
Loss on extinguishment of debt	-	(2)	-	(3,161)
Interest Expense and deferred cost of financing	(5,361)	(5,175)	(10,411)	(10,257)
Income tax benefit (provision)	1,467	4,052	(3,926)	3,010
Net (loss) income	(3,870)	(3,500)	6,749	(2,469)
Income attributable to non-controlling interest	212	(60)	284	(72)
Net (loss) income attributable to parent	$(3,658)	$(3,560)	$7,033	$(2,541)

Comparison of quarterly periods ended June 30, 2018 and March 31, 2017

Revenues

The Company’s net operating revenues increased $8.0 million or 9.9% from $81.0 million to $89.0 million for the quarterly period ended June 30, 2018 compared with the quarterly period ended June 30, 2017.

Sales in the U.S. market for the second quarter of 2018 increased $9.5 million or 15.8% compared to the same period of 2017. The Company’s sales in the American market continue to have a large component coming out of the South Florida market but constantly diversifying into other regions. U.S. revenues contributed 79% and 75% of total sales during the second quarter of 2018 and 2017, respectively, as the Company maintains its focus on expanding U.S. operations to new regions and new end markets.

Sales in the Colombian market remained stable at $15.6 million and $15.5 million in the second quarter of 2018 and 2017, respectively. The Colombian market during the second quarter of 2018 was characterized by uncertainty generated by Colombian presidential elections which were held in June 2018, which caused delays in projects attaining financial closing.

Gross profit

Gross profit increased 9.3% to $24.6 million during the three months ended June 30, 2018, compared with 2017. Gross profit margins remained relatively stable at 27.7% and 27.8% during the second quarter of 2018 and 2017, respectively.

Expenses

Operating expenses remained stable $17.0 million to $17.1 million for the quarterly period ended June 30, 2018 and 2017, respectively. This was primarily related to an increase of $0.7 million increase in shipping expenses due to a higher overall amount of sales during the quarter and a larger amount of exports into the United States, $0.3million higher personnel expense, and U.S. aluminum and steel tariff implemented in 2018 resulted in an expense of $0.5 million related to the importation of aluminum products manufactured in Colombia, which are being fully passed on to our clients through our sales prices. These increases were offset by a reduction of provisions for bad debt, which decreased from $1.6 in the second quarter of 2017 to a net recovery of previously provisioned amounts of $0.5 million in 2018.

Non-operating Income

During the three months ended June 30, 2018 and 2017, the Company recorded net non-operating gain of $0.7 million and $0.9 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the quarter ended June 30, 2018, the Company recorded a cashless loss of $8.3 million associated with the devaluation of the Colombian peso of 5.4%. Similarly, the Company recorded a loss of $8.7 million associated with the devaluation of the Colombian Peso of 5.5% during the second quarter of 2017. While the exchange rates between the Colombian Peso and US dollar have devaluated by roughly similar rates during each of the quarters here reported, the exchange rates have remained relatively stable year over year devaluating approximately 3.5% between June 2017 and 2018. The foreign exchange gain and losses account for changes in USD denominated assets and liabilities against the company’s functional currency (the Colombian Peso).

Interest Expense

Interest expense was $5.4 million and $5.2 million during the quarters ended June 30, 2018 and 2017, respectively. The 4% increase in interest expense is related to an increase of 2% in the Company’s total debt at June 30, 2018 compared with June 30, 2017, as well as an increase in floating interest rates affecting a portion of our debt indexed to Libor.

As a result of the foregoing, the Company recorded net loss for the three months ended June 30, 2018 of $3.9 million compared to $3.5 million in the three months ended June 30, 2017.

Comparison of six-month periods ended June 30, 2018 and June 30, 2017

Revenues

The Company’s net operating revenues increased $29.3 million or 20% from $146.8 million to $176.1 million in the six-month period ended June 30, 2018 compared with the six-month period ended June 30, 2017.

Sales in the U.S. market for the first half of 2018 increased $26.2 million or 24.6% compared to the same period of 2017. The Company’s sales in the American market continue to have a large component out of the South Florida market but constantly diversifying into other regions. We are also expanding our business to dealers with our products aimed toward retail and residential markets. Our increase in sales in overall terms and into the U.S market were in part derived from the acquisition of GM&P which contributed its results from March 1, 2017, date of the acquisition versus a full six-month period in 2018. U.S. revenues contributed 75% and 73% of total sales during the first half of 2018 and 2017, respectively, as the Company maintains its focus on expanding U.S. operations to new regions and new end markets.

Sales in the Colombian market increased $5.4 million, or 17.0%, in the first half of 2018 compared with the first half of 2017. Colombian sales in 2018 reflect a rebound in construction put in place during the first quarter after a general delay in construction during early 2017 while the country underwent a structural tax reform, which was preceded by a high inflation and high interest rate period, partially offset by a still second quarter characterized by uncertainty generated by Colombian presidential elections held in June 2018 which caused delays in projects attaining financial closing.

Gross profit

Gross profit increased 14.7% to $51.4 million during the six months ended June 30, 2018, compared with 2017. Gross profit margins decreased from 30.5% during the first six months of 2017 to 29.2% during the first half of 2018 mainly as a result of incremental installation costs and other non-recurring costs on a handful of now completed projects.

Expenses

Operating expenses increased $1.3 million, or 3.9% from $32.5 million to $33.7 million, for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. As a percentage of total revenues, operating expenses were 19.2% compared to 22.2% in the prior year period. The nominal amount increase is mainly attributable to increases in shipping expense, from $6.2 million to $8.5 million due to a higher overall amount of sales during the period and a larger amount of exports into the United States, offset by a reduction in accounts receivable provision, which decreased from $2.6 in the six months ended June 30, 2017, to a net recovery of previously provisioned amounts for $0.4 million in 2018. Additionally, U.S. aluminum and steel tariff implemented in 2018 resulted in an expense of $0.5 million related to the importation of aluminum products manufactured in Colombia, which are now being fully passed on to our clients through our sales prices.

Loss on extinguishment of debt

Upon the issuance of the 5-year senior unsecured note under Rule 144A mentioned below in the liquidity section, the Company determined that issuance was not considered a modification or exchange of the seven-year senior secured credit facility issued in January 2016; however, proceeds from the new issuance were used to repay the previous credit facility and the new issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $3.2 million during 2017 in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income. The loss represented the write off of deferred financing fees related to the extinguished debt facilities and penalties fees related to the early payoff of several loans and capital leases.

Non-operating Income

During the six months ended June 30, 2018 and 2017, the Company reported net non-operating gain of $1.8 million and $1.9 million, respectively. Other non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the six-month period ended June 30, 2018, the Company recorded a cashless gain of $1.7 million associated with a 1.8% revaluation of the Colombian peso. Similarly, the Company recorded a loss of $6.3 million associated with the devaluation of the Colombian peso of 1.3% during the six-month period ended June 30, 2017, in part as the net position of the Company’s monetary assets and liabilities shifted during the period as a result of the refinance of Colombian peso denominated debt to US dollar denominated debt under the $210 million senior unsecured note.

Interest Expense

Interest expense remained stable at $10.4 million and $10.3 million during the six-month periods ended June 30, 2018 and 2017, respectively, despite a 2% increase in the Company’s total debt at June 30, 2018 compared with June 30, 2017, as well as an increase in floating interest rates affecting a portion of our debt indexed to Libor. The moderate increase is also partially due to lower interest expense during the first quarter of 2018, compared to 2017 during which we refinanced our debt and incurred in one month of double interest expense in the time between the issuance of the new senior note and repayment of the previous obligations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, and December 31, 2017, the Company had cash and cash equivalents of approximately $29.9 million and $40.9 million, respectively. The primary difference between both periods is associated with the use of working capital required to support inventory purchases in anticipation of a higher amount of sales and with the interest payment of our Senior notes during the quarter. The Company’s primary sources of liquidity to support its working capital needs and short-term capital expenditures will be its readily available cash balance, cash generated from financing activities and moderating cash flow used in operating activities.

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June,
	2018	2017
Cash Flow (used in) provided by Operating Activities	$(6,449)	$12,194
Cash Flow used in Investing Activities	(11,184)	(12,537)
Cash Flow from Financing Activities	5,774	17,658
Effect of exchange rates on cash and cash equivalents	861	(551)
Cash Balance - Beginning of Period	40,923	26,918
Cash Balance - End of Period	$29,925	$43,682

During the six months ended June 30, 2018 and 2017, $6.4 million and $12.2 million were used in and provided by operating activities, respectively. The use of cash in operating activities in the six-month period ended June 30, 2018 provides for the working capital required during the period in order to support incremental inventory purchasing and a higher amount of receivables associated with the Company´s ongoing revenue growth.

Trade accounts receivable used $4.0 million during the six-month period ended June 30, 2018, which in large part is related to the revenue growth experienced between the last twelve-month comparable period. Whereas the nominal amount of receivables (including the netting of Contract Assets and Liabilities to make a “like for like” comparison that adjusts for the inception of ASC 606) has increased during the year, the Days Sales Outstanding ratio has presented a slight improvement given the reduction of receivables associated to retainage which inherently carry a longer collection period. As per industry common practice, retainage receivables are associated with installation work, built up throughout the life of a project and released upon completion. Despite the apparent decrease of trade account receivables on the Consolidated Balance sheet relative to fiscal year end at December 31, 2017, trade accounts receivable used cash because of the effect of adopting the new ASC 606 revenue recognition accounting standard for fiscal year end. Under this new standard, retainage receivables are now presented within “Contract Assets and Liabilities”, which also contains unbilled receivables and advances from customers. Comparably, trade accounts receivable (including retainage receivables) generated $5.8 million during the first six months of 2017 which was a period of much more tempered growth.

Inventory purchases used $7.3 million as the Company’s inventories grew in relation to the short term expected growth; nevertheless improving inventory turnover by 5 days at quarter end relative to fiscal year end. While it is expected that the Company will have working capital needs as it undergoes continued growth, management continues to seek ways of optimizing the collection of its receivables and its inventory procurement.

Taxes payable are main use of operating cash flow during both periods ended June 30, 2018 and 2017 as the Company’s operating subsidiaries have filed and paid their tax obligations for the preceding fiscal year, using $10.6 million and $15.1 million during the six months periods ended June 30, 2018 and 2017 respectively.

During the six months ended June 30, 2018, cash used in investing activities decreased to $11.2 million compared with $12.5 million during the same period of 2017. Capital expenditures remain moderate at $4.9 million and $4.3 million during the six months ended June 30, 2018 and 2017, respectively, as we expect that current installed capacity will be enough to service our backlog and expected sales through the year 2018. During both periods, the Company paid $6.0 million and $7.9 million, respectively, for the acquisition of businesses, primarily GM&P, of which $6.0 million where paid in cash during each of the two periods and the remainder of the purchase price settled with the issuance of shares and a note payable.

Cash provided by financing activities, decreased from $17.7 million during the six months of 2017 to $5.8 million during the six months of 2018. During the six months ended June 2018, the debt generated $9.1 million through short term debt to finance working capital required during a period of growing sales. In 2017, the significant source of cash was associated to a U.S. dollar denominated, $210 million offering of a 5-year senior unsecured note at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to Qualified Institutional Buyers issued by the Company in January 23, 2017. The Company used approximately $182.2 million of the proceeds to repay outstanding indebtedness and as a result achieved a lower cost of debt and strengthened its capital structure given the non-amortizing structure of the new facility. Cash proceeds in excess of the amount used to pay down outstanding debt have been used to support ongoing growth and general corporate purposes.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

A rise in interest rates could negatively affect the cost of financing for a portion of our debt with variable interest rates. If interest rates were to increase by 200 basis points, net earnings would decrease by approximately $0.5 million over a six-month period. Conversely, if interest rates were to decrease by 200 basis points, net earnings would increase by approximately $0.5 million over a six-month period. We currently do not use derivative financial instruments to manage interest rate risk.

We are also subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Two of our subsidiaries with significant operations are based in Colombia, and primarily transact business in local currency. A significant portion of the revenues and costs of these subsidiaries are generally denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. As of the six months ended June 30, 2018, a 1% devaluation of the Colombian Peso would result in our revenues decreasing by $0.4 million and our expenses decreasing by approximately $0.6 million, resulting in a $0.2 million increase to net earnings during the six-month period. A strengthening of the Colombian Peso by 1% would increase our revenues by $0.4 million and expenses by $0.6 million resulting in $0.2 lower earnings during the six-month period.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. However, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $152.4 million, such that a 1% devaluation of the Colombian peso will result in a loss of $1.5 million recorded in the Company’s Consolidated Statement of Operations. Conversely, an appreciation of the peso would result in a gain to be recorded as a Foreign exchange gain within the consolidated statement of operations (based on the same relation of monetary assets and liabilities).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of Tecnoglass, Inc.’s design of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2018. Notwithstanding the material weakness, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

As of June 30, we have identified a deficiency in our internal control over financial reporting related the Company’s valuation, accuracy and presentation of deferred income tax balances that would have resulted in understating net income by $1.2 million for the three and six-month period ended June 30, 2018. Specifically, the Company’s monitoring and control activities on the valuation and presentation of our interim deferred income tax due to unrealized foreign exchange and on the accuracy of the effective tax rate were ineffective. This deficiency in internal control over financial reporting, could result in a material misstatement of the Company’s annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The Company intends to strengthen the existing internal controls related to estimating and accounting for deferred income taxes and determining the effective tax rate so that this deficiency is remediated. We expect to remediate this prior to the end of fiscal year 2018.

Changes in Internal Control over Financial Reporting

As discussed in the section above, there were changes in our internal control over financial reporting during the quarter ended June 30, 2018.

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

Date: August 10, 2018

