Form 10-Q
period 2018-09-30
Tecnoglass Inc.
filed 2018-11-07
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,534,416 ordinary shares as of September 30, 2018.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$27,951	$40,923
Investments	1,543	1,680
Trade accounts receivable, net	91,852	110,464
Due from related parties	7,996	8,500
Inventories	88,452	71,656
Unbilled receivables on uncompleted contracts	-	9,996
Contract assets – current portion	45,836	-
Other current assets	21,429	18,679
Total current assets	$285,059	$261,898

Long term assets:
Property, plant and equipment, net	$163,467	$168,701
Deferred income taxes	95	103
Contract assets – non-current	5,531	-
Intangible Assets	9,886	11,517
Goodwill	23,561	23,130
Other long term assets	2,975	2,651
Total long term assets	205,515	206,102
Total assets	$490,574	$468,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$16,069	$3,260
Trade accounts payable and accrued expenses	62,519	55,182
Accrued interest expense	3,017	7,392
Due to related parties	1,018	975
Payable associated to GM&P acquisition	-	29,000
Dividends payable	758	585
Current portion of customer advances on uncompleted contracts	-	11,429
Contract liability – current portion	17,915	-
Other current liabilities	8,936	13,626
Total current liabilities	$110,232	$121,449

Long term liabilities:
Deferred income taxes	$2,910	$2,317
Long Term Payable associated to GM&P acquisition	8,500	-
Customer advances on uncompleted contracts	-	1,571
Contract liability – non-current	1,750	-
Long term debt	219,920	220,998
Total Long Term Liabilities	233,080	224,886
Total liabilities	$343,312	$346,335
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 37,534,416 and 34,836,575 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4	3
Legal Reserves	1,367	1,367
Additional paid-in capital	152,919	125,317
Retained earnings	20,071	22,212
Accumulated other comprehensive (loss)	(28,087)	(28,651)
Shareholders’ equity attributable to controlling interest	146,274	120,248
Shareholders’ equity attributable to non-controlling interest	988	1,417
Total shareholders’ equity	147,262	121,665
Total liabilities and shareholders’ equity	$490,574	$468,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating revenues:
External customers	$95,325	$82,117	$269,317	$226,445
Related parties	1,667	1,267	3,804	3,732
Total operating revenues	96,992	83,384	273,121	230,177
Cost of sales	62,299	56,200	187,038	158,197
Gross Profit	34,693	27,184	86,083	71,980

Operating expenses:
Selling expense	(10,922)	(7,932)	(28,626)	(25,349)
General and administrative expense	(8,504)	(7,851)	(24,578)	(22,952)
Total Operating Expenses	(19,426)	(15,783)	(53,204)	(48,301)

Operating income	15,267	11,401	32,879	23,679

Non-operating income	780	656	2,588	2,605
Foreign currency transactions (losses) gains	(2,494)	5,394	(828)	(894)
Loss on extinguishment of debt	-	13	-	(3,148)
Interest expense and deferred cost of financing	(5,140)	(4,633)	(15,551)	(14,890)

Income before taxes	8,413	12,831	19,088	7,352

Income tax benefit (provision)	(2,261)	(5,806)	(6,187)	(2,796)

Net income	$6,152	$7,025	$12,901	$4,556

(Income) loss attributable to non-controlling interest	145	(101)	429	(173)

Income attributable to parent	$6,297	$6,924	$13,330	$4,383

Comprehensive income:
Net income	$6,152	$7,025	$12,901	$4,556
Foreign currency translation adjustments	(1,998)	3,163	564	2,714

Total comprehensive income	$4,154	$10,188	$13,465	$7,270
Comprehensive (income) loss attributable to non-controlling interest	145	(101)	429	(173)

Total comprehensive income attributable to parent	$4,299	$10,087	$13,894	$7,097

Basic income per share	$0.16	$0.19	$0.35	$0.13

Diluted income per share	$0.16	$0.19	$0.35	$0.12

Basic weighted average common shares outstanding	37,861,129	36,256,397	36,867,528	36,278,983

Diluted weighted average common shares outstanding	38,336,638	36,731,906	37,343,037	36,754,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,901	$4,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	(231)	2,739
Provision for obsolete inventory	26	80
Depreciation and amortization	17,483	15,692
Deferred income taxes	1,233	(3,625)
Extinguishment of debt	-	2,569
Director stock compensation	213	213
Other non-cash adjustments	978	827
Changes in operating assets and liabilities:
Trade accounts receivables	(10,551)	6,460
Inventories	(17,025)	(8,923)
Prepaid expenses	(509)	248
Other assets	(3,834)	(5,814)
Trade accounts payable and accrued expenses	4,677	(7,074)
Accrued interest expense	(4,368)	7,975
Taxes payable	(6,361)	(13,077)
Labor liabilities	934	686
Related parties	440	3,097
Contract assets and liabilities	(5,480)	-
Customer advances on uncompleted contracts	-	2,497
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9,474)	$9,126

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	1,093	456
Aquisition of businesses	(6,000)	(7,873)
Purchase of investments	(828)	(716)
Acquisition of property and equipment	(7,195)	(6,701)
CASH USED IN INVESTING ACTIVITIES	$(12,930)	$(14,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	16,272	20,313
Cash Dividend	(2,044)	(1,864)
Proceeds from bond issuance	-	201,769
Repayments of debt	(5,288)	(205,615)
CASH PROVIDED BY FINANCING ACTIVITIES	$8,940	$14,603

Effect of exchange rate changes on cash and cash equivalents	$492	$340

NET (DECREASE) INCREASE IN CASH	(12,972)	9,235
CASH - Beginning of period	40,923	26,918
CASH - End of period	$27,951	$36,153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,516	$15,700
Income Tax	$6,984	$15,651

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease and debt	$1,249	$-
Gain in extinguishment of GM&P payment settlement	$3,606	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2017	34,836,575	3	125,317	1,367	22,212	-28,651	120,248	1,417	121,665

Issuance of common stock	4,564	-	34	-	-	-	34	-	34

Adoption of ASC 606	-	-	-	-	(187)	-	(187)	-	(187)

Stock dividend	499,080	1	4,128	-	(4,947)	-	(818)	-	(818)

Foreign currency translation	-	-	-	-	-	8,701	8,701	-	8,701

Net income	-	-	-	-	10,691	-	10,691	(72)	10,619

Balance at March 31, 2018	35,340,219	4	129,479	1,367	27,769	(19,950)	138,669	1,345	140,014

Issuance of common stock	1,238,095	-	14,500	-	-	-	14,500	-	14,500

Stock dividend	463,355	-	4,396	-	(5,082)	-	(686)	-	(686)

Foreign currency translation	-	-	-	-	-	(6,139)	(6,139)	-	(6,139)

Net income	-	-	-	-	(3,658)	-	(3,658)	(212)	(3,870)

Balance at June 30, 2018	37,041,669	4	148,375	1,367	19,029	(26,089)	142,686	1,133	143,819

Stock dividend	492,747	-	4,544	-	(5,255)	-	(711)	-	(711)

Foreign currency translation	-	-	-	-	-	(1,998)	(1,998)	-	(1,998)

Net income	-	-	-	-	6,297	-	6,297	(145)	6,152

Balance at September 30, 2018	37,534,416	4	152,919	1,367	20,071	(28,087)	146,274	988	147,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1. General

Business Description

The Company manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports most of its production to foreign countries.

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

The preparation of these unaudited, condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially. These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented, and are of a normal, recurring nature.

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

Non-controlling interest

When the Company owns a majority of a subsidiary’s stock, the Company includes in its condensed consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Condensed Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Consolidated Balance Sheet, is equal to the non-controlling proportionate share of the subsidiary’s net assets.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was a decrease of $187 to shareholders’ equity as of January 1, 2018. The Company’s statement of operations for the periods ended September 30, 2018 and the Company’s balance sheet as of September 30, 2018 are presented under ASC 606, while the Company’s statement of operations for the periods ended September 30, 2017 and the Company’s balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See Note 3 for disclosure of the impact of the adoption of ASC 606 on the Company’s statement of operations and balance sheet for the periods ended September 30, 2018, and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.

Approximately 44% of the Company’s consolidated net sales is generated from long-term contracts with customers that require to design, develop, test, manufacture, and install windows according to the customers’ specifications. These contracts are primarily multi-year contracts with real estate general contractors and are generally priced on a fixed-price basis and are invoiced based on contract progress.

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

A substantial amount of the Company’s sales are from performance obligations satisfied over time and are primarily with general contractors to real estate developers. Sales are recognized over time when control is continuously transferred to the customer during the contract. The continuous transfer of control to the customer is supported by contract clauses that provide for progress or performance-based payments. Generally, if a customer unilaterally terminates a contract, the Company has the right to receive payment for costs incurred plus a reasonable profit for products and services that do not have alternative use to the Company.

Sales are recorded using the cost-to-cost method on fixed price contracts that include performance obligations satisfied over time. These sales are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods.

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

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The Company recognizes a liability for non-recurring obligations as situations considering that projects actual costs are usually adjusted to estimated costs. The Company did not recognize sales for performance obligations satisfied in prior periods during the three and nine months ended September 30, 2018.

Remaining Performance Obligations

On September 30, 2018, the Company had $276 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $91 million are expected to be reconized during the current year, $181 million during the year ended December 31, 2019, and $3.7 million during the year ended December 31, 2020.

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

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per shares
Net Income	$6,152	$7,025	$12,901	$4,556

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	37,861,129	36,256,397	36,867,528	36,278,983
Effect of dilutive securities and stock dividend	475,509	475,509	475,509	475,509
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	38,336,638	36,731,906	37,343,037	36,754,492
Basic earnings per ordinary share	$0.16	$0.19	$0.35	$0.13
Diluted earnings per ordinary share	$0.16	$0.19	$0.35	$0.12

The effect of dilutive securities includes 475,509 shares for shares potentially issued in relation to the dividends declared.

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service, and are from five to ten years for architectural glass, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications and industry standards. Claims within the scope of the warranties are usually resolved by replacement of the warrantied products.

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

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the three months ended September 30, 2018 and 2017 were $5,311 and $3,315, respectively. Shipping and handling costs for the nine months ended September 30, 2018 and 2017 were $13,807 and $9,504, respectively.

Dividends Payable

The company accounts for its dividend declared as a liability under ASC 480 - Distinguishing Liabilities from Equity since the shareholder have the option to elect cash or stock and reclassifies from dividend payable to additional paid-in capital when shareholders elect a stock dividend instead of cash. The dividend payable is not subject to re-measurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to apply the guidance at the effective date, without adjusting the comparative periods and, if necessary, will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

The table below presents the impact of the adoption of ASC 606 on the Company’s statement of operations.

	Three months ended September 30, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Operating Revenues	$96,512	$480	$96,992
Cost of Sales	61,888	411	62,299
Gross Profit	34,624	69	34,693

Operating Expenses	(19,426)	-	(19,426)
Other Income and Expenses	(6,854)	-	(6,854)

Income Before Tax	8,344	69	8,413
Income Tax Benefit (Provision)	(2,243)	(18)	(2,261)
Net Income	6,101	51	6,152
Net Income Attributable to Parent	$6,246	$51	$6,297

Basic earnings per share	$0.16	$-	$0.16
Diluted earnings per share	$0.16	$-	$0.16

	Nine months ended September 30, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Operating Revenues	$274,472	$(1,351)	$273,121
Cost of Sales	188,276	(1,238)	187,038
Gross Profit	86,196	(113)	86,083

Operating Expenses	(53,204)	-	(53,204)
Other Income and Expenses	(13,791)	-	(13,791)

Income Before Tax	19,201	(113)	19,088
Income Tax Provision	(6,216)	29	(6,187)
Net Income	12,985	(84)	12,901
Net Income Attributable to Parent	$13,414	$(84)	$13,330

Basic earnings per share	$0.35	$-	$0.35
Diluted earnings per share	$0.35	$-	$0.35

The table below presents the impact of the adoption of ASC 606 on the Company’s balance sheet.

	September 30, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
ASSETS
Trade accounts receivable, net	$122,411	$(30,559)	$91,852
Inventories	87,214	1,238	88,452
Unbilled receivables on uncompleted contracts	17,071	17,071	-
Contract assets - current portion	-	45,836	45,836
Other Assets	259,217	(314)	258,903
Contract assets - Non-current	-	5,531	5,531
Total Assets	$485,913	$4,661	$490,574

LIABILITIES
Contract liabilities - current	-	17,915	17,915
Current portion of customer advances on uncompleted contracts	12,828	(12,828)	-
Other current liabilities	92,317	-	92,317
Customer advances on uncompleted contracts - non-current	1,750	(1,750)	-
Contract liabilities - non-current	-	1,750	1,750
Other Liabilities	231,672	(342)	231,330
Total liabilities	$338,567	$4,745	$343,312

SHAREHOLDERS’ EQUITY
Retained earnings	20,155	(84)	20,071
Total shareholders’ equity	$147,346	$(84)	$147,262

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed price contracts	$39,703	$46,256	$119,733	$108,796
Product sales	57,289	37,128	153,388	121,381
Total Revenues	$96,992	$83,384	$273,121	$230,177

The following table presents geographical information about revenues.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Colombia	$12,138	$13,339	$49,519	$45,292
United States	82,223	68,117	215,068	174,767
Panama	1,253	1,095	3,110	3,187
Other	1,378	833	5,424	6,931
Total Revenues	$96,992	$83,384	$273,121	$230,177

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

The table below presents the components of net contract assets (liabilities).

	September 30, 2018	January 1 2018
Contract assets — current	$45,836	$45,468
Contract assets — non-current	5,531	-
Contract liabilities — current	(17,915)	(18,945)
Contract liabilities — non-current	(1,750)	(1,571)
Net contract assets (liabilities)	$31,702	$24,952

The components of contract assets are presented in the table below.

	September 30, 2018	January 1 2018
Unbilled contract receivables, gross	$20,808	$15,245
Retainage	30,559	30,223
Total contract assets	51,367	45,468
Less: current portion	45,836	45,468
Contract Assets – non-current	$5,531	$-

The components of contract liabilities are presented in the table below.

	September 30, 2018	January 1 2018
Billings in excess of costs	$5,087	$7,516
Advances from customers on uncompleted contracts	14,578	13,000
Total contract liabilties	19,665	20,516
Less: current portion	17,915	18,945
Contract liabilities – non-current	$1,750	$1,571

For the six months ended September 30, 2018, the Company recognized $6,381 of sales related to its contract liabilities at January 1, 2018.

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

The Company acquired all of the shares of GM&P for a purchase price of $35 million, of which the Company paid $6 million in May 2017 with the remaining $29 million of the purchase price to be paid by May 15, 2018. The Company paid an additional $6 million in cash on April 2018 and entered into a Debt Settlement Agreement to pay the remaining consideration price through a combination of stock, by issuing 1,238,095 ordinary shares valued at $10.50 per share and a $10 million Subordinated Seller´s Note. The Seller´s Note was subsequently reduced to $8.5 million to atone the Buyer for adjustments and process inefficiencies caused by changes in GM&P´s supply chain and other business optimization costs seen during the second quarter of 2018. Following our process optimization and changes in the supply chain process, we believe the associated cost impacts to be non-recurring. The Company originally intended to complete the payment for the acquisition in the short term but opted to classify the liability as long term in line with its contractual maturity as the Company prioritizes its short-term working capital needs to fund ongoing growth. The Seller’s Note bears semi-annual interest payments at approximately 6% per annum and matures in 2022.

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

Pro-Forma
Nine Months
Ended
(in thousands, except per share amounts)	September 30, 2017
Pro Forma Results
Net sales	$240,164

Net income attributable to parent	$3,329

Net income per common share:
Basic	$0.10

Diluted	$0.10

Non-controlling interest

The Company has 60% equity interest in Componenti. The 40% non-controlling interest in Componenti is included in the opening balance sheet as of the acquisition date and its fair value amounted to $1,141. When the company owns a majority of a subsidiary’s stock, the Company includes in its Consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Condensed Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling interests’ proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Condensed Consolidated Balance Sheet, is equal to the non-controlling interests’ proportionate share of the subsidiary’s net assets. In determining the fair value, we used the income approach and the market approach which was performed by third party valuation specialists under management.

Note 5. - Inventories, net

Inventories are comprised of the following:

	September 30, 2018	December 31, 2017
Raw materials	$40,134	$40,509
Work in process	25,072	11,468
Finished goods	15,476	13,236
Stores and spares	7,456	6,134
Packing material	447	438
	88,585	71,785
Less: Inventory allowance	(133)	(129)
	$88,452	$71,656

Note 6. Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of the Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2017	$23,130
GM&P measurement period adjustment	431
Ending balance – September 30, 2018	$23,561

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	September 30, 2018
	Gross	Acc. Amort.	Net
Trade Names	$980	$(310)	$670
Notice of Acceptances (NOAs), product designs and other intellectual property	10,948	(5,225)	5,723
Non-compete Agreement	165	(52)	113
Contract Backlog	3,090	(2,446)	644
Customer Relationships	4,140	(1,404)	2,736
Total	$19,323	$(9,437)	$9,886

	December 31, 2017
	Gross	Acc. Amort.	Net
Trade Names	$980	$(163)	$817
Notice of Acceptances (NOAs), product designs and other intellectual property	10,826	(5,467)	5,359
Non-compete Agreement	165	(28)	137
Contract Backlog	3,090	(1,287)	1,803
Customer Relationships	4,140	(739)	3,401
Total	$19,201	$(7,684)	$11,517

The weighted average amortization period is 4.9 years.

During the three months ended September 30, 2018 and 2017, the amortization expense amounted to $917 and $901, respectively, and was included within the general and administration expenses in our consolidated statement of operations. During the nine months ended September 30, 2018 and 2017, amortization expense was $2,661 and $2,457, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2018 is as follows:

Year ending	(in thousands)
2018	$982
2019	2,511
2020	2,131
2021	2,101
2022	1,215
Thereafter	946
$9,886

Note 7. Debt

The Company’s debt is comprised of the following:

	September 30, 2018	December 31, 2017
Revolving lines of credit	$13,152	$638
Capital lease	417	245
Unsecured senior note	210,000	210,000
Other loans	18,319	20,293
Less: Deferred cost of financing	(5,899)	(6,918)
Total obligations under borrowing arrangements	235,989	224,258
Less: Current portion of long-term debt and other current borrowings	16,069	3,260
Long-term debt	$219,920	$220,998

As of September 30, 2018, and December 31, 2017, the Company had $235,533 and $224,041 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

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

The Company had $5,118 and $4,758 of property, plant and equipment pledged as collateral for various lines of credit as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the Company was obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to $417. Differences between capital lease obligations and the value of property, plant and equipment under capital lease arises from differences between the maturities of capital lease obligations and the useful lives of the underlying assets.

Maturities of long-term debt and other current borrowings are as follows as of September 30, 2018:

2019	$16,069
2020	2,461
2021	2,409
2022	212,411
2023	2,390
Thereafter	6,147
Total	$241,887

The Company’s loans have maturities ranging from a few weeks to 11 years. Our credit facilities bear interest at a weighted average of rate of 7.6%.

Note 8. Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia. On December 28, 2016, the Colombian congress enacted a structural tax reform that took effect on January 1, 2017 which reduces corporate income tax from 42% to 40% for fiscal year 2017, 37% in 2018 and 33% in 2019 and thereafter.

GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. The estimated combined state and federal income tax rate is estimated at a rate of 26.5% based on the recently enacted U.S. Tax Reform. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense (benefit) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Current income tax
United States	$528	$(1,837)	$1,250	$(4,048)
Colombia	(3,683)	(723)	(6,205)	(2,373)
	(3,155)	(2,560)	(4,955)	(6,421)
Deferred income Tax
United States	(88)	597	(1,249)	594
Colombia	982	(3,843)	17	3,031
	894	(3,246)	(1,232)	3,625
Total income tax benefit (provision)	$(2,261)	$(5,806)	$(6,187)	$(2,796)

Effective tax rate	27%	45%	32%	38%

As of September 30, 2018, the Company had settled an uncertain tax position concluding amounting to $2,073 related to $8,351 gross unrecognized tax benefit as of March 31, 2018 associated with a conversion of GM&P’s cash basis accounting for tax purposes to accrual basis for Fiscal years 2016 and 2015 after culminating an audit from the Internal Revenue Service. Before 2015, GM&P was using the cash method of accounting and due to IRS regulations, it needed to convert to accrual method and pay the IRS taxes over the gross unrecognized tax benefit associated with the conversion. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business and may be subject to inspection by the Colombian tax authorities for a period of up to two years until the statute of limitations period elapses and US tax authorities for a period of up to six years until the statute of limitations period elapses.

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

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2018	December 31, 2017
Fair Value	236,219	240,057
Carrying Value	219,920	220,998

Note 10. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales to related parties	$1,667	$1,267	$3,804	$3,732

Fees paid to directors and officers	$833	$573	$2,461	$2,114
Payments to other related parties	$863	$788	$2,525	$2,660

	September 30, 2018	December 31, 2017
Current Assets:
Due from VS	$5,786	$6,240
Due from other related parties	2,210	2,260
	$7,996	$8,500

Liabilities:
Due to related parties	$1,018	$975

Ventanas Solar S.A. (“VS”), a Panama sociedad anónima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended September 30, 2018 and 2017 were $853 and $779, respectively. The Company’s sales to VS for the nine months ended September 30, 2018 and 2017 were $2,067 and $2,668, respectively.

Payments to other related parties during three and nine months ended September 30, 2018 and 2017 include the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Charitable contributions	$282	$494	$849	$1,652
Sales commissions	$360	$181	$1,037	$601

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

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

As a result, the Company has declared dividends for $15,284 as of September 30, 2018 and recorded a dividend payable amounting to $758 as of September 30, 2018. The Company issued 1,455,182 shares for the share dividends resulting in $13,068 being credited to Capital and paid $2,044 in cash during the nine months ended September 30, 2018.

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

Note 12. Commitments and Contingencies

Commitments

As of September 30, 2018, the Company has an outstanding obligation to purchase an aggregate of at least $34,270 of certain raw materials from a specific supplier before May 2026.

General Legal Matters

From time to time, the Company is involved in legal matters arising in the regular course of business. Some disputes are derived directly from our construction projects, related to supply and installation, and even though deemed ordinary, they may involve significant monetary damages. We are also subject to other type of litigations arising from employment practices, worker’s compensation, automobile claims and general liability. It is very difficult to predict precisely what the outcome of these litigations might be. However, with the information at our disposition as this time, there are no indications that such claims will result in a material adverse effect on the business, financial condition or results of operations of the Company.

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

In recent years, we have expanded our US sales outside of the Florida market, entering into high-tech markets for curtain walls, obtaining a niche market access since this product is in high demand and marks a new trend in architecture. This product is a very sophisticated product and therefore garners high margins for us. These products involve high performance materials that are produced by Alutions and TG with state-of-the-art technology.

The U.S. market represents approximately 78% of our overall sales and is expected to continue being our most important market going forward. The U.S. construction market has been experiencing a growth cycle as evidenced by the ABI (“Architectural Billing Index”) as of August 2018 and is indicating business conditions remain strong throughout the country, especially in the South region, where Tecnoglass mainly operates (Florida and Texas). Our strategy going forward will be to continue to focus on the U.S. as our main geographical target given its significant size and business activity. Within the U.S., Tecnoglass is seeking to continue diversifying its presence across a broader footprint in order to mitigate its concentration risk, while searching for new partnerships and commercial relationships in large metropolitan areas other than those in Florida (where it has historically had a strong market position). Our relationship with distributors, installers and general contractors continue to be key in our market penetration strategy and in our sales efficiency in order to target a broad variety of end clients. Construction activity in both the commercial and the residential markets within the U.S. has a direct impact in our ability to grow sales and profit margins. Although our efficient cost structure enables us to better withstand fluctuations and cycles in construction activity, our overall results could be significantly correlated with such cycles.

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

In September 2018, the Company entered into an alliance with Schüco USA LLP (“Schüco”), a worldwide leader of architectural systems headquartered in Germany, with more than 60 years of experience and a presence in over 80 countries. This alliance enables Tecnoglass to manufacture and sell Schüco’s architectural systems to external customers in North America and Latin America, alongside the Company’s existing products. Additionally, the Company will extrude and paint aluminum profile designs as part of Schüco’s global supply chain primarily for products sold in the United States. This agreement will allow Tecnoglass to expand its portfolio and offer more solutions to its clients with high-end, renowned designs, while also becoming a key supplier for Schüco.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine months ended September,
	2018	2017	2018	2017
Operating Revenues	$96,992	$83,384	$273,121	$230,177
Cost of sales	62,299	56,200	187,038	158,197
Gross profit	34,693	27,184	86,083	71,980
Operating expenses	(19,426)	(15,783)	(53,204)	(48,301)
Operating income	15,267	11,401	32,879	23,679
Non-operating income	780	656	2,588	2,605
Foreign currency transactions (losses) gains	(2,494)	5,394	(828)	(894)
Loss on extinguishment of debt	-	13	-	(3,148)
Interest Expense and deferred cost of financing	(5,140)	(4,633)	(15,551)	(14,890)
Income tax benefit (provision)	(2,261)	(5,806)	(6,187)	(2,796)
Net (loss) income	6,152	7,025	12,901	4,556
Income attributable to non-controlling interest	145	(101)	429	(173)
Net (loss) income attributable to parent	$6,297	$6,924	$13,330	$4,383

Comparison of quarterly periods ended September 30, 2018 and 2017

Revenues

The Company’s net operating revenues increased $13.6 million or 16.3% from $83.4 million to record $97.0 million for the quarterly period ended September 30, 2018 compared with the quarterly period ended September 30, 2017.

Most of the increase was driven by sales in the U.S. markets, which increased $14.1 million or 20.7% in the third quarter of 2018 compared to the same period of 2017. The Company’s sales in the American market continue to have a large component coming out of the South Florida market but constantly diversifying into other regions. U.S. revenues contributed 85% and 82% of total sales during the third quarter of 2018 and 2017, respectively, as the Company maintains its focus on expanding U.S. operations to new regions and new end markets.

This growth more than offset sales in the Colombian market which decreased from $13.3 to $12.1 million in the third quarter of 2018 and 2017, respectively. The Colombian market decrease was mostly related to a decrease of sales to industrial type customers while sales of architectural systems for construction projects remain stable.

Gross profit

Gross profit increased 28% to $34.7 million during the three months ended September 30, 2018, compared with 2017. Gross profit margins increased to 35.8% during the third quarter of 2018, up nearly 320 basis points from 32.6% during the third quarter of 2017 due primarily to improved raw material efficiencies and other cost controls associated with optimization of our operations, an increase in operating leverage associated with higher revenues and to a steeper vertical integration.

Expenses

Operating expenses increased $3.6 million, or 23%, from $15.8 million and $19.4 million for the quarterly period ended September 30, 2018 and 2017, respectively. This was primarily related to an increase of $2.0 million increase in shipping expenses and higher commissions due to a higher overall amount of sales during the quarter and a larger amount of exports into the United States, a U.S. aluminum and steel tariff implemented in 2018 resulted in an expense of $0.5 million related to the importation of aluminum products manufactured in Colombia, which are being fully passed on to our clients through our sales prices. Additionally, the Company recorded an increase in other smaller items, including professional fees, which increased $0.4 million associated with engineering consulting for the execution of new sophisticated and complex projects.

Non-operating Income

During the three months ended September 30, 2018 and 2017, the Company recorded net non-operating gain of $0.8 million and $0.7 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the quarter ended September 30, 2018, the Company recorded a cashless loss of $2.5 million associated to foreign currency transactions. Most of this impact is associated to the remeasurement of a net liability position of $141.6 million US dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency during a period in which the Colombian peso devaluated 1.4%. Comparatively, the Company recorded a net gain of $5.4 million during the three months ended September 30, 2017.

Interest Expense

Interest expense was $5.1 million and $4.6 million during the quarters ended September 30, 2018 and 2017, respectively. The 10.9% increase in interest expense is related to an increase of 4.5% in the Company’s total debt at September 30, 2018 compared with September 30, 2017, as well as an increase in floating interest rates affecting a portion of our debt.

As a result of the foregoing, the Company recorded net income for the three months ended September 30, 2018 of $5.8 million compared to $6.9 million in the three months ended September 30, 2017.

Comparison of nine-month periods ended September 30, 2018 and September 30, 2017

Revenues

The Company’s net operating revenues increased $42.9 million or 18.7% from $230.2 million to record $273.1 million in the nine-month period ended September 30, 2018 compared with the nine-month period ended September 30, 2017.

Sales in the U.S. market for the nine months of 2018 increased $40.3 million or 23.1% compared to the same period of 2017. The Company’s sales in the American market continue to have a large component out of the South Florida market but constantly diversifying into other regions. We are also expanding our business to dealers with our products aimed toward retail and residential markets. Our increase in sales in overall terms and into the U.S market were in part derived from the acquisition of GM&P which contributed its results from March 1, 2017, date of the acquisition versus a full nine-month period in 2018. U.S. revenues contributed 79% and 76% of total sales during the first nine months 2018 and 2017, respectively, as the Company maintains its focus on expanding U.S. operations to new regions and new end markets.

Sales in the Colombian market increased $4.2 million, or 9.3%, in the nine-month period ended September 2018 compared with the same period of 2017. Sales in Colombia increased after some pent-up activity from 2017 was delayed into 2018 peaking in early 2018 and slowing down around the presidential elections held during the second quarter.

Gross profit

Gross profit increased 19.6% to $86.1 million during the nine months ended September 30, 2018 compared with 2017. Gross profit margins remained relatively stable, increasing slightly during the first nine months of 2018 to 31.5% during the first nine months of 2018, compared with 31.3% during the same period of the previous year.

Expenses

Operating expenses increased $4.9 million, or 10.2% from $48.3 million to $53.2 million, for the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017. As a percentage of total revenues, operating expenses were 19.5% compared to 21.0% in the prior year period. Most of the increase was driven by shipping expense, which increased $4.3 million due to a higher overall amount of sales during the period and a larger amount of exports into the United States, as well as the U.S. aluminum and steel tariff implemented in 2018 resulted in an expense of $1.0 million related to the importation of aluminum products manufactured in Colombia, which are now being fully passed on to our clients through our sales prices. Additionally, operating expenses such as personnel, professional fees, depreciation and amortization increased as a result of consolidating GM&P for the full term as opposed to only seven months during the nine-month period ended September 30, 2017, since the date of acquisition on March 2017. These increases were offset by a decrease in accounts receivable provision, which decreased from $2.7 in the nine months ended September 30, 2017, to a net recovery of previously provisioned amounts for $0.2 million in 2018.

Loss on extinguishment of debt

Upon the issuance of the 5-year senior unsecured note under Rule 144A mentioned below in the liquidity section, the Company determined that issuance was not considered a modification or exchange of the seven-year senior secured credit facility issued in January 2016; however, proceeds from the new issuance were used to repay the previous credit facility and the new issuance was accounted for as a liability equal to the proceeds received. As such, the payoff of the January 2016 credit facility was determined to be an extinguishment of the existing debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $3.1 million during 2017 in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income. The loss represented the write off of deferred financing fees related to the extinguished debt facilities and penalties fees related to the early payoff of several loans and capital leases.

Non-operating Income

During the nine months ended September 30, 2018 and 2017, the Company reported net non-operating gains of $2.6 million during both periods. Other non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

The Company recorded a cashless loss of $0.8 million and $0.9 million during the nine-month periods ended September 30, 2018 and 2017, respectively. Exchange rates between the Colombian Peso and US dollar have remained relatively stable year over year devaluating approximately less than 1% between September 2017 and 2018. The foreign exchange gain and losses account for changes in USD denominated assets and liabilities against the company`s functional currency (the Colombian Peso).

Interest Expense

Interest expense increased 4.4% to $15.5 million, compared with $14.9 million during the nine-month periods ended September 30, 2017 proportional to the Company’s total debt, which increased 4.5% as of September 30, 2018 compared with September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, and December 31, 2017, the Company had cash and cash equivalents of approximately $28.0 million and $40.9 million, respectively. The primary difference between both periods is associated with the use of working capital required to support inventory purchases in anticipation of a higher amount of sales and to support higher receivables associated with an approximate 18% growth in revenues year over year. Additionally, there is seasonal component associated with the fact that certain material payments of taxes and interests are due during the first quarter of the year. The Company’s primary sources of liquidity to support its working capital needs and short-term capital expenditures will be its readily available cash balance, cash generated from financing activities and moderating cash flow used in operating activities by optimizing inventory purchases and collection times on receivables.

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended June,
	2018	2017
Cash Flow (used in) provided by Operating Activities	$(9,474)	$9,126
Cash Flow used in Investing Activities	(12,930)	(14,834)
Cash Flow from Financing Activities	8,940	14,603
Effect of exchange rates on cash and cash equivalents	492	340
Cash Balance - Beginning of Period	40,923	26,918
Cash Balance - End of Period	$27,951	$36,153

During the nine months ended September 30, 2018 and 2017, $8.6 million and $9.1 million were used in and provided by operating activities, respectively. The use of cash in operating activities in the nine-month period ended September 30, 2018 provides for the working capital required during the period in order to support incremental inventory purchasing and a higher amount of receivables associated with the Company´s ongoing revenue growth.

Trade accounts receivable used $10.6 million during the nine-month period ended September 30, 2018, which in large part is related to the revenue growth experienced. Whereas the nominal amount of receivables (including retainage receivables presented as Contract Assets to make a “like for like” comparison that adjusts for the inception of ASC 606) has increased during the year, the Days Sales Outstanding ratio has improved by five days to 121 days as of September 30, 2018 compared to 126 days at fiscal year end. As per industry common practice, retainage receivables are associated with installation work, built up throughout the life of a project and released upon completion. Despite the apparent decrease of trade account receivables on the Consolidated Balance Sheet relative to fiscal year end at December 31, 2017, trade accounts receivable used cash because of the effect of adopting the new ASC 606 revenue recognition accounting standard for fiscal year end. Under this new standard, retainage receivables are now presented within “Contract Assets and Liabilities”, which also contains unbilled receivables and advances from customers. Comparably, trade accounts receivable (including retainage receivables) generated $6.5 million during the first nine months of 2017 which was a period of much more tempered growth.

Inventory purchases used $17.0 million as the Company’s inventories grew in relation to the short term expected growth. Inventory turnover increased by 8 days as of September 30, 2018 relative to fiscal year end, primarily due to an accumulation of work in progress as the Company grows its vertically integrated operation. While it is expected that the Company will have working capital needs as it undergoes continued growth, management continues to seek ways of optimizing the collection of its receivables and its inventory procurement.

Taxes payable were the main use of operating cash flow during the nine-month period ended September 30, 2017 and are significant during 2018, using $6.3 million and $13.1 million during the nine months periods ended September 30, 2018 and 2017 respectively.

Cash used in investing activities was $12.9 million during both periods ended September 30, 2018 and 2017. Capital expenditures, including assets acquired with debt, remain moderate at $8.4 million and $6.7 million during the nine months ended September 30, 2018 and 2017, respectively, as we expect that current installed capacity will be enough to service our backlog and expected sales through the year 2018. The Company paid $6.0 million and $7.9 million during the nine months ended September 30, 2018 and 2017, respectively, for the acquisition of businesses, primarily GM&P, of which $6.0 million where paid in cash during each of the two periods and the remainder of the purchase price settled with the issuance of shares and a note payable in 2022.

Cash provided by financing activities, decreased from $14.6 million during the nine months of 2017 to $8.9 million during the first nine months of 2018. During the nine months ended September 2018 and 2017, net proceeds from debt amounted to $10.0 million and $16.5 million through short term debt to finance working capital required during a period of growing sales. In 2017, significant issuance and repayments of cash was associated to a U.S. dollar denominated, $210 million offering of a 5-year senior unsecured note at a coupon rate of 8.2% in the international debt capital markets under Rule 144A of the Securities Act to Qualified Institutional Buyers issued by the Company in January 23, 2017. The Company used approximately $182.2 million of the proceeds to repay outstanding indebtedness and as a result achieved a lower cost of debt and strengthened its capital structure given the non-amortizing structure of the new facility. Cash proceeds in excess of the amount used to pay down outstanding debt have been used to support ongoing growth and general corporate purposes.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

A rise in interest rates could negatively affect the cost of financing for a portion of our debt with variable interest rates. If interest rates were to increase by 200 basis points, net earnings would decrease by approximately $0.6 million over a nine-month period. Conversely, if interest rates were to decrease by 200 basis points, net earnings would increase by approximately $0.6 million over a nine-month period. We currently do not use derivative financial instruments to manage interest rate risk.

We are also subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Two of our subsidiaries with significant operations are based in Colombia, and primarily transact business in local currency. A significant portion of the revenues and costs of these subsidiaries are generally denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. As of the nine months ended September 30, 2018, a 1% devaluation of the Colombian Peso would result in our revenues decreasing by $0.5 million and our expenses decreasing by approximately $0.9 million, resulting in a $0.4 million increase to net earnings during the nine-month period. A strengthening of the Colombian Peso by 1% would increase our revenues by $0.5 million and expenses by $0.9 million resulting in $0.4 lower earnings during the nine-month period.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. However, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $141.6 million, such that a 1% devaluation of the Colombian peso will result in a loss of $1.4 million recorded in the Company’s Consolidated Statement of Operations. Conversely, an appreciation of the peso would result in a gain to be recorded as a Foreign exchange gain within the consolidated statement of operations (based on the same relation of monetary assets and liabilities).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, because of the material weakness in our internal control over financial reporting as stated in our Quarterly Report as of June 30, 2018 and described below, our disclosure controls and procedures were not effective as of September 30, 2018. Notwithstanding the material weakness, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

As of June 30, we identified a deficiency in our internal control over financial reporting related the Company’s valuation, accuracy and presentation of deferred income tax balances that would have resulted in understating net income by $1.2 million for the three and six-month period ended June 30, 2018. Specifically, the Company´s monitoring and control activities on the valuation and presentation of our interim deferred income tax due to unrealized foreign exchange and on the accuracy of the effective tax rate were ineffective. This deficiency in internal control over financial reporting, could result in a material misstatement of the Company´s annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The Company strengthened the existing internal controls related to estimating and accounting for deferred income taxes and determining the effective tax rate so that this deficiency is remediated. We expect to remediate this prior to the end of fiscal year 2018.

Management’s Actions to Remediate Deferred Income Taxes Material Weakness

During the third quarter of 2018, management took the following steps to remediate this material weakness:

●	Implemented a review checklist to ensure accuracy and completeness regarding our taxing and accounting reconciliation. The temporary differences have been appropriately included in our calculations.
●	Segregated the deferred tax calculations process and hired tax experienced personnel to analyze and review the effective tax rate.
●	Created controls and updated procedures related to the effective tax rate reconciliations and deferred tax calculations in order to have traceable and reliable information.

Changes in Internal Control over Financial Reporting

As discussed in the section above, there were changes in our internal control over financial reporting during the quarter ended September 30, 2018.

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

Item 1A. Risk Factors

In addition to the risk factors discussed in our annual report on Form 10-K, we have identified the following risks:

Risks Related to Our Business Operation

Increasing interest rates could materially adversely affect our ability to generate positive cashflows and secure financing required to carry out our strategic plans.

Historically, portions of our debt have been indexed to variable interest rates. A variety of factors over which we have no control. A rise in interest rates could negatively impact the cost of financing for a portion of our debt with variable interest rates which could negatively impact our cash flow generation. Furthermore, a rise in interest rates could limit our ability to obtain financing required to support the growth of the company through our continuing programs designed to develop new products, the expand of the installed capacity of our manufacturing facilities and execute our acquisition strategy. While we may mitigate the risk derived from interest rate fluctuations by entering into derivative contracts or by obtaining fixed rate financing, general increases in interest rates would still have an impact on the cost of financing and our ability to obtain appropriate funding.

Furthermore, the architectural glass industry is directly impacted by general construction activity trends. In turn, these markets may be affected by adverse changes in economic conditions such as interest rates, and availability of credit. Any future downturn or any other negative market pressures could negatively affect our results of operations in the future, as margins may decrease as a direct result of an overall decrease in demand for our products.

Risks Related to Colombia and Other Countries Where We Operate

Global trade tensions and political conditions in the United States may adversely affect our results of operations and financial condition.

Our operations are located in Colombia and may be, to varying degrees, affected by economic and market conditions in other countries. Trade barriers being erected by major economies may limit the Company’s ability to sell its products in other markets and execute its growth strategies.

Economic conditions in Colombia are correlated with economic conditions in the United States. As a result, any downturn in economic activity, could have a negative impact on our business in the U.S, which at the year ended December 31, 2017, accounted for 78% of our net operating revenues.

In 2018, the United States levied a steel and aluminum tariff under which certain aluminum products manufactured in Colombia by the Company are subject to a 10% tariff. Most of the Company’s importations to the United States of assembled architectural systems are not subject to the tariff, however our extruded aluminum products are subject to this tariff. The tariff resulted in an expense of $1.0 million as of the end of the latest reportable period at September 30, 2018. For the time being, the burden of this tax is being passed on to our clients through increased sales prices.

Adverse economic conditions in the United States, the termination or re-negotiation of free trade agreements, including the “United States-Colombia Free Trade Agreement” or USCOFTA, or other related events could have an adverse effect on the Colombian economy. Although economic conditions in other emerging market countries and in the United States may differ significantly from economic conditions in Colombia, investors’ reactions to developments in other countries may have an adverse effect on the market value of securities of Colombian companies. There can be no assurance that future developments in other emerging market countries and in the United States, over which we have no control, will not have a material adverse effect on our liquidity.

Risks Related to Us and Our Securities

We have identified material weaknesses in our internal controls over financial reporting and if we fail to address such weaknesses and maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may be adversely affected.

Our financial reporting obligations as a public company place a significant strain on our management, operational and financial resources, and systems. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than was required of our subsidiaries as privately held companies in Colombia prior to the Business Combination. We may not be able to implement effective internal controls and procedures to detect and prevent errors in our financial reports, file our financial reports on a timely basis in compliance with SEC requirements, or prevent and detect fraud. Our management may not be able to respond adequately to changing regulatory compliance and reporting requirements. We are an “accelerated filer” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and no longer qualify as an “emerging growth company.” Our auditors are required to attest to our evaluation of internal controls over financial reporting. If we are not able to adequately implement the requirements of Section 404, we may not be able to assess whether internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence, the market price of our ordinary shares and our ability to raise additional capital.

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the design of our internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2018. Notwithstanding the material weakness, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

As of June 30, we identified a deficiency in our internal control over financial reporting related the Company’s valuation, accuracy and presentation of deferred income tax balances that would have resulted in understating net income by $1.2 million for the three and nine-month period ended September 30, 2018. Specifically, the Company´s monitoring and control activities on the valuation and presentation of our interim deferred income tax due to unrealized foreign exchange and on the accuracy of the effective tax rate were ineffective. This deficiency in internal control over financial reporting, could result in a material misstatement of the Company´s annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The Company has strengthened the existing internal controls related to estimating and accounting for deferred income taxes and determining the effective tax rate so that this deficiency will be remediated. We expect to remediate this prior to the end of fiscal year 2018.

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

Date: November 7, 2018

