Form 10-K
period 2018-12-31
Tecnoglass Inc.
filed 2019-03-08
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [  ] No [X]

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $109,957,829 based on its last reported sales price of $8.69 on the NASDAQ Capital Market.

As of December 31, 2018, there were 38,092,996 ordinary shares, $0.0001 par value per share, outstanding.

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

Unless the context otherwise requires:

●	references to the “Company”, “Tecnoglass” and to “we, “ “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;

●	references to “Tecnoglass Holding” are to Tecno Corporation;

●	references to “TG” are to Tecnoglass S.A.S;

●	references to “ES” are to C.I. Energía Solar S.A.S E.S. Windows;

●	references to “ESW” are to ES Windows LLC, our indirect wholly-owned subsidiary, based in Florida.

●	References to “VS” are to Ventana Solar S.A., a Panama-based company with which we have a strategic commercial relationship

●	references to “Tecno LLC” are to Tecnoglass LLC;

●	references to “Tecno RE” are to Tecno RE LLC; and

●	references to “GM&P” are to Giovanni Monti and Partners Consulting and Glazing Contractors. We recently acquired GM&P, which was formerly a customer of ours.

PART I

Item 1.	Business.

Overview and Recent Developments

Tecnoglass is a leading vertically-integrated manufacturer, supplier and installer of architectural glass, windows, and associated aluminum products for the global commercial and residential construction industries. Tecnoglass was rated the second largest glass & metal fabricator serving the United States in 2018 by Glass Magazine. Headquartered in Barranquilla, Colombia, the Company operates out of a 2.7 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific. Tecnoglass supplies over 1,000 customers in North, Central and South America, with the United States accounting for 80% of revenues. Tecnoglass’ tailored, high-end products are found on some of the world’s most distinctive properties, including the El Dorado Airport (Bogota), 50 United Nations Plaza (New York), Trump Plaza (Panama), Icon Bay (Miami), and Salesforce Tower (San Francisco).

On March 1, 2017, the Company acquired GM&P, a South Florida glazing contracting company that sells and installs our products, acting as an “arm” to support a broader geographical reach to reach new clients while providing a comprehensive offering. The primary reasons for the acquisitions were to expand into different markets in the U.S. while streamlining its distribution logistics of Company products, and to be able to carry out light fabrication in the United States when economically advantageous.

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we will acquire an approximate 25% minority ownership interest in Vidrio Andino Holdings S.A.S, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in this entity is $34.1 million in cash and land worth $10.9 million near our facility in Barranquilla, which will be contributed on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes with a third party valuation to be conducted. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, had been one of our main suppliers of raw glass. We beleive this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25% interest. The new plant will be funded with proceeds the original  cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021. Under the joint venture agreement, Saint Gobain will retain a majority ownership position and will have control over the operations of both plants and as such, the transaction will be accounted for under the equity method. The acquisition will be consummated on or before May 2019, once the original cash and land contributions have been completed and the shares of Vidrio Andino have been contributed.

Our Business

General

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass and metal fabricator in 2018 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Based on our analysis of third-party industry sources we had an estimated market share of over 45% of the Colombian market in 2017. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high quality products and our unwavering commitment to exceptional service.

We have more than 30 years of experience in architectural glass and aluminum profile structure assembly, we transform a variety of glass products, including tempered safety, double thermo-acoustic and laminated glass. Our finished glass products are installed in a wide variety of buildings across a number of different applications, including floating facades, curtain walls, windows, doors, handrails, interior and bathroom spatial dividers. We also produce aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacturing of windows.

Our products are manufactured in a 2.7 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including El Dorado Airport (Bogota), 50 United Nations Plaza (New York), Trump Plaza (Panama), Icon Bay (Miami), and Salesforce Tower (San Francisco). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

Our structural competitive advantage is underpinned by our low-cost manufacturing footprint, vertically integrated business model and geographic location. Our integrated facilities in Colombia and distribution and services operations in Florida provide us with a significant cost advantage in both manufacturing and distribution, and we continue to invest in these operations to expand our operational capabilities. Our lower cost manufacturing footprint allows us to offer competitive prices for our customers, while also providing innovative, high quality and high value-added products, together with consistent and reliable service. We have historically generated high margin organic growth based on our position as a value-added solutions provider for our customers.

We have a strong presence in the Florida market, which represents a substantial portion of our revenue stream and backlog. Our success in Florida has primarily been achieved through sustained organic growth, with further penetration now taking place into other highly populated areas of the United States. As part of our strategy to become a fully vertically integrated company, we have supplemented our organic growth with some recent acquisitions that have allowed us added control over our supply chain. In March 2017, we completed the acquisition of GM&P, a consulting and glazing installation business that was previously our largest installation customer. In 2016, we completed the acquisition of ESW, which gave us control over the distribution of products into the United States from our manufacturing facilities in Colombia. These acquisitions allowed for further vertical integration of our business and will act as a platform for our future expansion in the United States.

The continued diversification of the group’s presence and product portfolio is a core component of our strategy. In particular, we are actively seeking to expand our presence in the United States outside of Florida. We also recently launched a residential windows offering which, we believe, will help us expand our presence in the United States and generate additional organic growth. We believe that the quality of our products, coupled with our ability to price competitively given our structural advantages on cost, will allow us to generate further growth in the future.

Competitive Strengths

Our success has been grounded in our ability to offer high quality products at the most competitive prices. We are able to competitively price our products, while still achieving strong margins, due to a number of unique cost advantages. In addition to our vertically integrated business model, we benefit from structural cost advantages in manufacturing and distribution due to our geographic location. Alongside these structural advantages, we are committed to quality, product innovation and customer service. We believe these competitive strengths create a significant barrier to entry, which is underpinned and sustained by the experience of our senior management team and the loyalty of our highly motivated employees.

Vertical Integration

We believe we are unique within the industry in vertically integrating the purchasing of raw materials and the manufacturing, distribution and installation of our products. By vertically integrating each of these functions, we are able to eliminate inefficiencies throughout the supply chain and generate strong margins. These efficiencies are only enhanced as our business grows and we benefit from operating leverage and economies of scale.

This business model also allows us to maintain strict quality control, from the sourcing of input materials to the installation of our finished products. Our vertically integrated business model therefore enables us to provide consistent high quality products to our end-customers. Ownership of the entire production process also reduces our dependence on third parties, allowing us to respond more quickly to our customers’ needs and reducing lead-times for new or customized products.

Cost of Production Advantages

We enjoy significant cost advantages because of our location in Colombia that we would not be able to realize if our production facility was located in the United States. We believe we are able to offer competitive prices, in part, as a result of our low labor and energy costs relative to those in the United States while maintaining efficient transportation costs into the markets we serve. Employees at our manufacturing facilities in Colombia earn above the local minimum wage, yet these wages are typically less than one quarter of the cost of a comparable employee located within the United States. In 2018, we completed a solar panel project with the capacity to generate approximately five megawatts of eco-friendly energy on-site at our manufacturing facilities. This investment has allowed us to reduce energy costs, while also having a positive tax effect due to our ability to deduct the investment from our taxable income in compliance with applicable Colombian tax regulations.

Low-Cost Distribution

Our principal manufacturing facility is located in Barranquilla, Colombia, which is strategically located near three of the country’s major ports: Barranquilla, Cartagena and Santa Marta. These ports provide us with maritime access to all major global markets. The Barranquilla port is just 16 kilometers away from our production facility. From there, our products can be shipped to Miami in three days and New York in four days. In addition, for short lead-time projects, our products can be transported by air from Barranquilla to Houston or Miami within a few hours.

As a result of the significant trade imbalance between Colombia and the United States for goods transported in container ships, we are able to transport our products to the United States in containers that would otherwise return empty to the United States. We are therefore able to distribute our products to the eastern, southern and western regions of the United States at very attractive rates, which are often lower than a comparable domestic land shipment within the United States. Demand for high-specification architectural glass is typically highest in large coastal cities, which we are able to ship to directly, while most of our competitors must utilize relatively expensive land transportation services to deliver finished goods to these sites by land.

Commitment to Quality and Innovation

Our commitment to quality is evidenced by our significant recent investments in machinery and equipment. Since 2012, we have invested over $270 million in the latest technologies to enhance the efficiency and accuracy of our production lines, and ultimately to improve the quality of the products that we deliver to our customers. We believe these significant investments position us to meet our growth objectives over the next several years. We operate state-of-the-art glass making equipment, glass laminating lines, aluminum presses and high-volume insulating equipment which facilitate more precise manufacturing, enabling us to offer a broader selection of and higher quality products and remain agile in responding to customer demands, while generating less raw material waste.

We believe our investments in technology within recent years have positioned us well for continued growth, improved profitability and enhanced cash generation in the years ahead. Recent examples of our investments include:

●	our acquisition of three aluminum extrusion presses that together added more than 1,000 tons of production capacity per month, alongside associated investments in new aluminum paint lines and foundries;

●	our purchase of equipment used to produce soft-coated, low emissivity glass;

●	our completion of our solar panel project that generates approximately five megawatts of eco-friendly energy at our manufacturing facilities. We estimate these investments will continue to reduce our energy costs, with a total cost reduction target of approximately 6%-8%;

●	our purchase of glass-laminating and tempering furnaces that use state-of the-art technology to produce curved glass in a broad range of easily modifiable curvatures (“TecnoBend”). TecnoBend uses a flexible mold to produce customized shapes for architectural structures; and

●	our investment in a jumbo tempering oven capable of producing extra-large slabs of laminated glass. These products are sought after in high-specification designs, allowing us to supply these high profile projects. For example, our extra-large glass slabs were recently installed in the El Dorado Airport, located in Bogotá, Colombia.

Our quality assurance department maintains rigorous oversight over the production process to ensure the consistent production of high quality products. In addition, we adhere to quality standards that meet all guidelines and requirements for the Insulating Glass Certification Council (IGCC) and Safety Glazing Certification Council (SGCC) certification programs.

Finally, our commitment to quality also extends to our partnerships and alliances. Most notably, for certain products we offer Kuraray Sentryglass®. These laminated glass interlayers are five times stronger than conventional laminating materials.

On September 20, 2018, we entered an agreement with Schüco USA LLLP (“Schüco”), a division of the Schüco International KG, a worldwide leader of architectural systems headquartered in Germany, with more than 60 years of experience and a presence in over 80 countries. Schüco is known for its expertise in the innovative design of building envelopes, windows, doors and facade systems, for the construction industry. This agreement enables Tecnoglass to manufacture and sell Schüco’s architectural systems to customers in North, Central and South America, alongside our existing ESWindows products. Additionally, Tecnoglass will extrude and paint aluminum profile designs as part of Schüco’s global supply chain primarily for products sold in the United States. This agreement also allows Tecnoglass to expand its portfolio and offer more solutions to its clients with high-end, renowned designs.

Superior Customer Service

In addition to manufacturing high quality products at competitive prices, our customer value proposition is supplemented by short lead-times, on-time delivery and after-sale support. Through the coordinated efforts of our sales teams, product specialists and field service teams, we deliver high quality service to our customers, from the initial order to the delivery and installation of our products. We believe our ability to accompany our clients throughout every phase of their projects’ engineering, consulting, manufacturing and installation services along with our ability to coordinate these efforts as a one-stop-shop is a key differentiator from our competition.

High Barriers to Entry

The ability of new competitors to enter the markets that we serve is limited due to the technical certifications required on high specification building projects, such as IGCC, IqNet Icontec 14001 and ISO9001. We attribute our success, in large part, to our ability to produce a broad range of sophisticated products, as well as our reputation for delivering high quality, made-to-order architectural glass on time. Our employees have extensive training, knowledge and experience at manufacturing high specification products. We believe the vertically-integrated nature of our operations means that there are high barriers to successfully entering our markets and competing with us on price, quality and agility. In addition, the equipment needed to operate in the glass and window industry is expensive, therefore requiring significant upfront capital investment.

Loyal and Highly Motivated Employees

Capitalizing on our various competitive advantages also requires a skilled and dedicated workforce. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held every week. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with our rate of one accident per 24 workers per year, being substantially lower than the average of one accident per 12 workers per year for manufacturing companies in Colombia.

We value our employees and invest in them and their communities. For several decades, we have committed resources to improving the quality of life of our local communities. Our local foundation, “Fundación Tecnoglass,” provides local communities with assistance purchasing or improving homes and facilitating higher education scholarships. During 2018, over 160 families benefited from these initiatives. Fundación Tecnoglass provides funding for different local schools looking to improve social transformation and community development. Vive Bailando, a program recently developed in the Las Flores neighborhood (local community near Tecnoglass’ headquarters) has positively impacted more than 100 families in less than a year. Additionally, we donate our recyclable glass to the foundation, which sells it to local recycling cooperatives and uses the proceeds to fund scholarships for Company employees. We believe these initiatives have allowed us to maintain a strong relationship with our employees, which in turn has ensured a skilled, motivated and loyal workforce with low levels of turnover. We have remained union-free since our incorporation in 1984.

Strategy

We have identified the following strategic priorities that we believe are important in advancing our business:

Further Geographic Penetration in the United States

We have successfully established a leading reputation in the Florida construction market by providing high value, impact-resistant architectural glass products. Our products have become widely regarded in Florida for their quality and are certified in compliance with all U.S. regulations.

In recent years, we have begun to successfully grow our geographic presence in the United States outside of Florida, particularly into markets along the east coast. Sales from Florida, where we have a significant presence comprised 84% of United States revenue in the year ended December 31, 2018. Coastal markets are particularly attractive to us, as they can be directly accessed by ship, resulting in transportation costs from our manufacturing facilities that are similar to our transportation costs to Florida. These regions are also affected by hurricanes, significant temperature fluctuations and other extreme forms of weather that foster demand for our products. We are actively expanding our sales presence in these markets and have already successfully completed several projects in large U.S. markets such as New York, Boston, Washington D.C. and Baltimore as well as cities along the U.S. Gulf Coast, such as Houston.

We intend to continue growing the business organically outside of Florida. As we explore growth opportunities in new U.S. markets, we intend to leverage the strong reputation we have developed with national commercial construction contractors, architects and designers for providing high quality products at the most competitive prices.

Penetrate the U.S. Residential Market

In April 2017 we launched “ES Windows: Elite Collection” and “ES Windows: Prestige Collection” to target the U.S. residential new and replacement sectors. We have received positive interest for the new products to date and positive reactions from our customers. Although residential sales represent a relatively small portion of our sales today, we believe it will be a significant source of growth for us in the future. Our U.S. residential market sales represent 10% of our total sales for the year ended December 31, 2018. The U.S. residential housing construction market exceeded $544 billion in spending during the twelve months ended November 30, 2018 according to the United States Census Bureau. Deutsche Bank published a research report estimating that new residential housing starts in the United States will grow at an annual rate of 5% in each of 2019 and 2020. We believe that our core strengths that have facilitated our success to date, namely the quality of our products and the structural cost advantages that allows us to price our products competitively, will similarly contribute to our success in residential window sales.

Continued Investment in Technology to Meet Evolving Demands

We have a track record of developing innovative new products, and we intend to continue our focus on new product opportunities in the future. We are constantly identifying shifts in global trends and customer needs, and designing new products to meet those changes in demand. In order to continue this success, it is critical that we invest in the latest technologies available in our industry. For example, with the installation of our soft-coating facility, we are now able to manufacture low emissivity glass that is energy efficient and will allow us to meet growing demand for “green” products.

Our recent investment in new tempering equipment, which uses air cushion technology to offer greater transparency and less distortion, further boosts the quality of our products. Further investments are planned to expand our offering of value-added glass products, such as soft-coated, low-emissivity window panes that minimize the effects of solar heat. We are committed to investing in technology and remaining at the forefront of the industry.

We operate state-of-the-art architectural glass making equipment, glass laminating lines, aluminum presses and high-volume insulating equipment, which facilitate more precise manufacturing and generate less raw material waste. We will seek to leverage this platform of cutting-edge equipment to adapt our products to evolving demands in both current and new markets. We expect that our focus on innovation, which is founded upon our investments in technology, will position us well to take advantage of new opportunities.

Rigorous Adherence to Quality Standards

Maintaining the high quality standards for which we have become known is essential to the execution of our strategy. All of our internal processes are continually and independently supervised by Tecnoglass’ Quality Assurance department. The Quality Assurance department maintains rigorous oversight of optimization indicators covering energy, water, recyclable waste and other facets of the production process. Constant monitoring of these indicators is integral to ensuring that we consistently produce high quality products. Between 5% and 10% of our production is randomly selected to verify compliance with a variety of quality standards, such as water leaks, functionality, manufacturing and accessories, according to ASTM International (ASTM) and American Architectural Manufacturers Association (AAMA) rules.

These measures allow us to effectively detect issues and take specific actions to mitigate their reoccurrence. As we grow and our use of technology evolves, our Quality Assurance team must also evolve its tests, controls and remedies. We believe this rigorous adherence to quality control will ensure that we will continue to provide the highest quality products and, ultimately, promote customer satisfaction.

Products

We manufacture and sell the following products:

●	Low-e Glass – Low emissivity glass manufactured by depositing metal particles on the surface of the glass inside a vacuum chamber. This product offers excellent thermal insulation designed to improve energy efficiency of buildings.

●	Laminated/Thermo-Laminated Glass - produced by bonding two glass sheets with an intermediate film in-between. As a safety feature, this product fractures into small pieces if it breaks.

●	Thermo-Acoustic Glass - manufactured with two or more glass sheets separated by an aluminum or micro-perforated steel profile. This product has a double-seal system that ensures the unit’s tightness, buffering noise and improving thermal control. This product serves as an excellent noise barrier, which is used especially in zones close to airports, traffic or wherever there are unpleasant sounds.

●	Tempered Glass - glass subject to a tempering process through elevated temperatures resulting in greater superficial elasticity and resistance than conventional glass.

●	Silk-Screened Glass - special paint is applied to glass using automatic machinery and numerical control, which ensures paint homogeneity and an excellent finish.

●	Curved Glass - produced by bending a flat glass sheet over a mold, using an automated heat process, which maintains the glass’ physical properties.

●	Digital Print Glass - digital printing allows any kind of appearance required by the client, offering versatility to projects.

●	Aluminum products - sold through our Alutions brand include bars, plates, profiles, rods and tubes used primarily in the manufacture of architectural glass settings including windows, doors, spatial separators and similar products.

●	Curtain Wall / Floating facades - a non-structural window screen suspended outside a building and are available in many technical specifications for high performance required in high-rise buildings, resistant to strong winds and ensuring high quality standards.

●	Stick facade systems – are glass and aluminum facade elements fixed to the structure of the building and the glass and spandrel are inserted in the grid on site available in many combinations to define colors, thickness, glass types and finishes, and types of ventilation and design complements.

●	Windows and Doors - line of window and door products defined by the different types of glass finish, such as normal, impact resistant, hurricane-proof, safety, soundproof and thermal. Additionally, they are available in numerous structures, including fixed body, sliding windows, casement windows, hung windows, sliding doors and swinging doors.

●	Interior dividers and Commercial display windows - commercial and interior display windows with a broad range of profiles, colors and crystal finishes, as well as bathroom stall dividers, office cubicle separators and closets Products combine functionality, aesthetics and elegance and are available in a broad range of structures and materials.

●	Hurricane-proof windows - combine heavy-duty aluminum or vinyl frames with special laminated glass to provide protection from hurricane-force winds up to 180 mph and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects.

●	Other – awnings, structures, automatic doors and other components of architectural systems.

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

Working Capital Requirements

During the year ended December 31, 2018, $5.0 million was used in operating activities, related to the working capital required to support an 18% growth in sales. The main use of cash from operating activities in 2018 was inventory purchases, which used $28.1 million as the Company’s inventories grew to address an increased level of activity for project deliveries during the first quarter of 2019. While it is expected that the Company will have working capital needs as it undergoes continued growth, management continues to seek ways of optimizing the collection of its receivables and its inventory procurement. The growth in sales during 2018 required a use $23.7 million in trade account receivables albeit with a lower days sales outstanding ratio given continued efforts on the collection front and the growth in the residential market which carries a shorter cash cycle. On a similar note, also related to the increase in sales and procurement of inventories, trade accounts payable were the primary source of operating cash flows during 2018, generating $34.6 million.

Customers

Our customers include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. We have over 1,000 customers. Of our 100 most representative customers, which represent over 80% of our sales, about 70% are located in North America, 1% in Central America and the Caribbean, and 29% in South America. Only one customer, GM&P, accounted for more than 10% or more of our net sales during 2016 with 26%. On March 1, 2017 we entered into and consummated a purchase agreement with Giovanni Monti, the owner of 100% of the outstanding shares of GM&P. With the acquisition of GM&P, we have reduced our customer risk concentration, as no single customer accounted for more than 10% of our revenues during the years ended December 31, 2018 and 2017.

Backlog

We had a combined backlog of $515 million as of December 31, 2018, $499 million as of December 31, 2017 and $396 million as of December 31, 2016. We do not believe that backlog is indicative of our future results of operations or prospects. Although we seek commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2018 three suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represented 37% of raw material purchases, including Vidrio Andino SAS, from which we purchased $14.8 million, representing 12% of our raw material purchases, and with whom we entered into a joint venture agreement in January 2019 further described in the “Overview” section of Item 1. Business on this annual report. During the year ended December 31, 2017 two suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represented 30% of raw material purchases. For the year ended December 31, 2016, three suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represented 38% of raw material purchases.

Warranties

We offer product warranties, which we believe are competitive for the markets in which our products are sold. The nature and extent of these warranties depend upon the product. Our standard warranties are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. In the event of a claim against a product for which we have received a warranty from the supplier, we transfer the claim back to the supplier. We evaluated historical information regarding claims for replacements under warranties and concluded that the costs that we have incurred in relation to these warranties have not been material.

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

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

TG Certifications include:

●	NTC-1578
●	ASTM E774 1997
●	ISO 9001: 2008 Certificate of Quality Assurance
●	ISO 14001: 2004 Certificate of Environmental Management
●	Safety Glazing Certification Council (SGCC) for tempered and laminated glass: ANZI
●	Z97 1-2004
●	International Glass Certification Council (IGCC) for insulated glass: ASTM E774 - 97
●	Pittsburgh Plate Glass (PPG) certified supplier
●	Member of ACOLVISE (Colombia Association of Safety Glass Transformers)
●	OHSAS 18001:2007. Occupational Health and Safety management System

ES Certifications include:

●	NTC-ISO 9001: 2008 Certificate of Quality Assurance
●	NTC-ISO 14001: 2004 Certificate of Environmental Management
●	Member of the American Architectural Manufacturers Association (AAMA)
●	Complies with Miami-Dade County’s stringent safety code regulations for hurricane-proof windows

Competitors

We have local and international competitors that also focus on glass and aluminum transformation, window ensemble and installation and designing in the commercial and residential construction markets. The market in the United States in which we compete is mainly comprised of manufacturers, distributors and installers of glass curtain walls, windows and doors for commercial and residential buildings. Based on our analysis of IBIS World Report, we estimate that we capture 1% of the US consolidated market by revenue (manufacturing and services), which represents an attractive opportunity for further penetration. In Colombia, we  believe we are the leading producer of high-end windows, with more than 30 years of experience in the glass and aluminum structure assembly market. We captured over 45% of the market share by revenue based on our analysis of external industry sources  in 2017. The industry has a few well-known players and is mostly atomized and comprised of small competitors.

The key factors on which we and our competitors compete for business include: quality, price, reputation, breadth of products and service offerings, and production speed. We face intense competition from both smaller and larger market players who compete against us in our various markets including glass, window and aluminum manufacturing.

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door distributors and dealers, and the retention of customers by delivering a full range of high-quality customized products on demand with short turnaround times while offering competitive pricing. The vertical integration of our operations, our geographic scope, low labor costs and economies of scale have helped our subsidiaries consolidate their leading position in Colombia and bolstered their expansion in the United States and other foreign markets.

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

Also, we are subject to a potential revision of the United States-Colombia Free Trade Agreement (“USCOFTA”), which allows Colombian entities to export to USA without any tariffs. The President of the United States, Mr. Donald Trump, has made public announcements about the intention to re-negotiate certain terms of free trade agreements, which could potentially implement a tariff. However, we can mitigate this risk by transferring the price to our consumers and diversifying business operations.

Employees

As of December 31, 2018, we had a total of 5,852 employees, none of whom is represented by a union. As of December 31, 2017, and 2016 we had a total of 5,326 employees and 5,853 employees, respectively. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. During 2017 we went through an employee reduction plan related to some projects that were delayed into 2018 since we had overhired to meet those projects. This led to a total reduction in the work force, despite the GM&P acquisition, as GM&P subcontracts a portion of its operational work. Management believes it has good relations with our employees. We provide ongoing training programs to our employees through the self-established programs.

Company History

We are an exempted company incorporated under the laws of the Cayman Islands. We were founded in 2013 in connection with a business combination between Tecnoglass subsidiaries TG and ES, and Andina Acquisition Corporation. TG and ES are corporations formed under the laws of Colombia and founded in 1994 and 1984, respectively, by José M. Daes, our Chief Executive Officer, and Christian T. Daes, our Chief Operating Officer.

Although TG and ES have been in operation since 1994 and 1984, respectively, we were originally formed on September 21, 2011, under the name “Andina Acquisition Corporation” as an exempted company incorporated in the Cayman Islands in order to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Tecnoglass changed its name to Tecnoglass Inc. on December 20, 2013 and registered under incorporation number 262514.

From the consummation of our initial public offering until August 17, 2013, we sought out suitable target businesses to acquire. On August 17, 2013, we entered into an agreement and plan of reorganization, which agreement, as amended, we sometimes refer to as the “business combination agreement,” with Tecnoglass Holding, TG and ES, pursuant to which we acquired TG and ES as wholly-owned indirect subsidiaries, or the Business Combination. Pursuant to the Business Combination, our wholly-owned subsidiary was merged with and into Tecnoglass Holding, with Tecnoglass Holding surviving as our wholly-owned subsidiary. In connection with the Business Combination, our business became the business of Tecnoglass Holding, TG and ES, and we changed our name to Tecnoglass Inc.

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

Risks Related to Our Business Operations

We may not realize the anticipated benefit through our joint venture with Saint-Gobain and the planned construction of a new plant as part of the joint venture may not be completed as planned.

We entered into a joint venture agreement with Saint-Gobain to acquire an approximately 25% minority interest in Vidrio Andino’s float glass plant in the outskirts of Bogota, Colombia. We believe this transaction will solidify our vertical integration strategy by acquiring the first stage of our production chain while securing ample glass supply for our expected production needs. However, we may be unable to realize the planned synergies and fail to integrate the facility’s production capacity into our manufacturing process, which may have a negative impact on our financial condition. Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility in which we will also have a 25% interest. The new plant will be funded with the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021.

There can be no assurance that the anticipated joint venture cost synergies, increases in capacity or production and optimization of certain manufacturing processes associated with the reduction of raw material waste, and supply chain synergies, including purchasing raw materials at more advantageous prices, will be achieved, or that they might not be significantly and materially less than anticipated, or that the completion of the joint venture with Saint-Gobain will be timely or effectively accomplished. In addition, our ability to realize the anticipated cost synergies and production capacity increases are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as changes to government regulation governing or otherwise impacting our industry, operating difficulties, client preferences, changes in competition and general economic or industry condition.

Constructing a new manufacturing facility involves risks, including financial, construction and governmental approval risks. If Vidrio Andino’s plant fails to produce the anticipated cash flow, if we are unable to allocate the required capital to the new plant, if we are unable to secure the necessary permits, approvals or consents or if we are unable to enter into a contract for the construction of the plant on suitable terms, we will fail to realize the expected benefits of the joint venture.

We operate in competitive markets, and our business could suffer if we are unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.

The principal markets that we serve are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers. Our competition comes from companies of various sizes, some of which have greater financial and other resources than we do and some of which have more established brand names in the markets that we serve. We currently compete with companies such as Viracon (a subsidiary within the Apogee Enterprises Inc. Group), PGT, Cardinal Glass and Oldcastle Glass among others in the United States and companies such as Vidrio Andino, Vitro, Vitelco and others in the Colombia and Latin America. Any of these competitors may foresee the course of market development more accurately than we will, develop products that are superior to ours, have the ability to produce similar products at a lower cost than us or adapt more quickly than we can to new technologies or evolving customer requirements. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce gross profit and net income. Accordingly, we may not be able to adequately address potential downward pricing pressures and other factors, which may adversely affect our financial condition and results of operations.

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

Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. It is possible in the future that our competitors or other suppliers may create products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. We have a fixed set of maximum price rates, and from those prices we negotiate with the supplier of the material depending on the project. We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2018, three suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represent 37% of raw material purchases, including Vidrio Andino SAS, from which we purchased $14.8 million, or 12% of our raw material purchases, and with whom we entered into a joint venture agreement in January 2019 further described in the “Overview” section of Item 1. Business on this annual report. Failures of third-party suppliers to provide raw materials to us in the future could have an adverse impact on our operating results or our ability to manufacture our products.

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

Equipment failures, delays in deliveries and catastrophic loss at our manufacturing facility could lead to production curtailments or shutdowns that prevent us from producing our products.

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

Our reliance on a single facility subjects us to concentrated risks.

We currently operate the vast majority of our business from a single production facility in Barranquilla, Colombia. Due to the lack of diversification in our assets and geographic location, an adverse development at or impacting our facility or in local or regional economic or political conditions, could have a significantly greater impact on our results of operations and financial condition than if we maintained more diverse assets and locations. While we implement preventative and proactive maintenance at our facility, it is possible that we could experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures. In addition, because of our single facility and location, in certain cases we rely on limited or single suppliers for significant inputs, such as electricity. We are also reliant on the adequacy of the local skilled labor force to support our operations. Supply interruptions to or labor shortages or stoppages at our facility could be caused by any of the aforementioned factors, many of which are beyond our control, and would adversely affect our operations and we would not have any ability to offset this concentrated impact with activities at any alternative facilities or locations.

Our business involves complex manufacturing processes that may cause personal injury or property damage, subjecting us to liabilities and possible losses other disruptions of our operations in the future, which may not be covered by insurance.

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

Operating hazards inherent in our business, some of which may be outside of our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts accrue based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims.

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

The architectural glass industry is subject to the cyclical market pressures of the larger new construction and repair and remodeling markets. In turn, these larger markets may be affected by adverse changes in economic conditions such as demographic trends, employment levels, interest rates, commodity prices, availability of credit and consumer confidence, as well as by changing needs and trends in the markets, such as shifts in customers’ preferences and architectural trends. Any future downturn or any other negative market pressures could negatively affect our results of operations in the future, as margins may decrease as a direct result of an overall decrease in demand for our products. Additionally, we may have idle capacity which may have a negative effect on our cost structure.

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

Our ten largest third-party customers worldwide collectively accounted for 38% of our total sales revenue for the year ended December 31, 2018, though no single customer accounted for more than 10% of annual revenues. We also do not have any long-term requirements contracts pursuant to which we would be required to fulfill customers on an as-needed basis.

Although the customary terms of our arrangements with customers require a significant upfront payment ranging between 30% and 50% of the cost of an order, if a large customer were to experience financial difficulty, or file for bankruptcy or similar protection, or if we were unable to collect amounts due from customers that are currently under bankruptcy or similar protection, it could adversely impact our results of operations, cash flows and asset valuations. Therefore, the risk we face in doing business with these customers may increase. Financial problems experienced by our customers could result in the impairment of our assets, a decrease in our operating cash flows and may also reduce or curtail our customers’ future use of our products and services, which may have an adverse effect on our revenues.

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

Our subsidiaries are subject to various national, state and local environmental laws, ordinances and regulations that are frequently changing and becoming more stringent. Although we believe that our facilities are materially in compliance with such laws, ordinances and regulations, we cannot be certain that we will, at all times, be able to maintain compliance. Furthermore, as owners of real property, our subsidiaries can be held liable for the investigation or remediation of contamination on such properties, in some circumstances, without regard to whether we knew of or were responsible for such contamination. Remediation may be required in the future because of spills or releases of petroleum products or hazardous substances, the discovery of unknown environmental conditions, or more stringent standards regarding existing residual contamination. Environmental regulatory requirements may become more burdensome, increase our general and administrative costs, and increase the risk that our subsidiaries incur fines or penalties or be held liable for violations of such regulatory requirements.

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

In the year ended December 31, 2018, 83% of our sales were to customers outside Colombia, including to the United States and Panama, and we expect sales into the United States and other foreign markets to continue to represent a significant portion of our net sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. An increase in tariffs on products shipped to countries like the United States, which President Trump has indicated is possible, or changes in the relative values of currencies occur from time to time and could affect our operating results. This risk and the other risks inherent in foreign sales and operations could adversely affect our operating results in the future.

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

We are subject to risks relating to fluctuations in currency exchange rates that may affect our sales, cost of sales, operating margins and cash flows. During the year ended December 31, 2018, approximately 17% of our revenues and 51% of our expenses were in Colombian pesos. The remainder of our expenses and revenues were denominated, priced and realized in U.S. dollars. In the future, and especially as we further expand our sales in other markets, our customers may increasingly make payments in non-U.S. currencies. In addition, currency devaluation can result in a loss to us if we hold monetary assets in that currency. Hedging foreign currencies can be difficult and costly, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.

In addition, we are subject to risks relating to governmental regulation of foreign currency, which may limit our ability to:

●	transfer funds from or convert currencies in certain countries;
●	repatriate foreign currency received in excess of local currency requirements; and
●	repatriate funds held by foreign subsidiaries to the United States at favorable tax rates.

Furthermore, the Colombian government and the Colombian Central Bank intervene in the country’s economy and occasionally make significant changes in monetary, fiscal and regulatory policy, which may include the following measures:

●	controls on capital flows;
●	international investments and exchange regime.

For a more detailed description of foreign exchange regulations in Colombia, see “Disclosure Regarding Foreign Exchange Rates in Colombia” and “Risk factors – Risks Related to Colombia and Other Countries Where We Operate – The Colombian government and the Central Bank exercise significant influence on the Colombian economy”.

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

Energy Holding Corporation exercises significant influence over us as a result of its majority shareholder position and voting rights. As of December 31, 2018, Energy Holding Corporation beneficially owned approximately 63.7% of our outstanding ordinary shares. Energy Holding Corporation, in turn, is controlled by members of the Daes family, who together own 100% of the shares of Energy Holding Corporation. See “Principal Securityholders.” Accordingly, our controlling shareholders would have considerable influence regarding the outcome of any transaction that requires shareholder approval. In addition, if we are unable to obtain requisite approvals from Energy Holding Corporation, we may be prevented from executing critical elements of our business strategy.

We conduct all of our operations through our subsidiaries, and will rely on payments from our subsidiaries to meet all of our obligations and may fail to meet our obligations if our subsidiaries are unable to make payments to us.

We are a holding company and derive substantially all of our operating income from our subsidiaries. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our debt service obligations or dividend payments. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization including Colombian foreign exchange regulations (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, including their credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiaries incur. See “Disclosure Regarding Foreign Exchange Rates in Colombia” and “Risk Factors – Risks Related to Colombia and Other Countries Where We Operate – The Colombian government and the Central Bank exercise significant influence on the Colombian economy.” If our subsidiaries are unable to declare dividends, our ability to meet debt service or dividend payments may be impacted. The ability of our subsidiaries in Colombia to declare dividends up to the total amount of their capital is not restricted by current laws, covenants in debt agreements or other agreements but could be restricted pursuant to applicable law in the future or if our Colombian subsidiaries undergo a transformation to other types of corporate entities.

We may be adversely affected by any disruption in our information technology systems. Our operations are dependent upon our information technology systems, which encompass all of our major business functions.

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cybercrime pose a risk to the security of our systems, our information networks, and to the confidentiality, availability and integrity of our data, as well as to the functionality of our manufacturing process. A disruption in our information technology systems for any prolonged period could result in delays in executing certain production activities, logging and processing operational and financial data, communication with employees and third parties or fulfilling customer orders resulting in potential liability or reputational damage or otherwise adversely affect our financial results. We employ a number of measures to prevent, detect and mitigate these threats, which include employee education, password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack.

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

Historically, portions of our debt have been indexed to variable interest rates. A variety of factors over which we have no control. A rise in interest rates could negatively impact the cost of financing for a portion of our debt with variable interest rates which could negatively impact our cash flow generation. Furthermore, a rise in interest rates could limit our ability to obtain financing required to support our growth through our continuing programs designed to develop new products, the expand of the installed capacity of our manufacturing facilities and execute our acquisition strategy. While we may mitigate the risk derived from interest rate fluctuations by entering into derivative contracts or by obtaining fixed rate financing, general increases in interest rates would still have an impact on the cost of financing and our ability to obtain appropriate funding.

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

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of December 31, 2018, we and our subsidiaries on a consolidated basis had $242.3 million principal amount of USD denominated debt outstanding. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to the notes of our other debt;

●	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

●	require us to dedicate a portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;

●	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

●	result in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture or our other debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. Further, the terms of our existing debt agreements do not, and any future debt may not, fully prohibit us from incurring additional debt. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

As of the date of this annual report, Colombia’s long-term foreign currency sovereign credit ratings were affirmed “Baa2” by Moody’s, “BBB-” by S&P and “BBB” by Fitch, three of the main rating agencies worldwide. The Colombian economy is expected to experience a modest recovery in growth in 2019, along with a decrease in the current account deficit and a marginal increase in debt in the coming three years. The stable outlook reflects their expectation that Colombia’s established political institutions and track record of consensus on key economic policies will contribute to economic stability and continuity over the coming two to three years.

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

Our financial condition and results of operations depend significantly on macroeconomic and political conditions prevailing in Colombia. Decreases in the growth rate, periods of negative growth, increases in inflation, changes in law, regulation, policy, or future judicial rulings and interpretations of policies involving exchange controls and other matters such as (but not limited to) currency depreciation, foreign exchange regulations, inflation, interest rates, taxation, employment and labor laws, banking laws and regulations and other political or economic developments in or affecting Colombia may affect the overall business environment and may, in turn, adversely impact our financial condition and results of operations in the future. Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. See “Disclosure Regarding Foreign Exchange Rates in Colombia” and “Risk Factors – Risks Related to Colombia and Other Countries Where We Operate – The Colombian government and the Central Bank exercise significant influence on the Colombian economy”.

The Colombian government frequently intervenes in Colombia’s economy and from time to time makes significant changes in monetary, fiscal and regulatory policy. Our business and results of operations or financial condition may be adversely affected by changes in government or fiscal policies, and other political, diplomatic, social and economic developments that may affect Colombia. We cannot predict what policies the Colombian government will adopt and whether those policies would have a negative impact on the Colombian economy or on our business and financial performance in the future. We cannot assure you as to whether current stability in the Colombian economy will be sustained. If the conditions of the Colombian economy were to deteriorate, our financial conditions and results of operations would be adversely affected.

In addition, Colombia held presidential elections in May 2018 with runoffs in June. Iván Duque Márquez was elected president and took office in August 2018. President Duque’s administration inherited high levels of spending, and if they fail to make significant reductions in investments, Colombia may be unable to meet its fiscal deficit targets. On December 28, 2018, Colombian Congress enacted a tax reform effective as of January 1, 2019, which is focused on a reduction of corporate taxes, an effort to encourage investment and economic growth growth and which introduced other substantial changes to the then-existing tax legal framework. The reform could have a mixed effect on the corporate sector, given that the proposal also includes an increase in taxes on individuals with high-income and dividends received, as well as a greater reduction in expenses, which could have a negative impact on consumption in 2019. See “Business- New Colombian Tax Reform” and “Risk Factors – Risks Related to Colombia and Other Countries Where We Operate – New or higher taxes resulting from changes in tax regulations or the interpretation thereof in Colombia could adversely affect our results of operations and financial condition in the future.”

In addition, the uncertainty surrounding this election may adversely affect the Colombian economy. The Colombian government has historically exercised substantial influence on the local economy, and governmental policies are likely to continue to have an important effect on companies operating in Colombia like our Colombian subsidiaries, market conditions and the prices of the securities of local issuers. The President of Colombia has considerable power to determine governmental policies and actions relating to the economy and may adopt policies that may negatively affect us. We cannot predict which policies will be adopted by the new government and whether those policies would have a negative impact on the Colombian economy in which we operate or our business and financial performance.

Furthermore, recent political and economic actions in the Latin American region, including the corruption investigations and proceedings in Brazil may negatively affect international investor perception of the region. For example, on December 21, 2016, the United States Department of Justice announced that Odebrecht S.A., or Odebrecht, a global construction conglomerate based in Brazil, pled guilty and agreed to pay a monetary penalty to resolve charges with authorities in the United States, Brazil and Switzerland arising out of their schemes to pay approximately $800 million dollars in bribes to government officials in twelve countries around the world, including $11.5 million dollars in Colombia, where the company admitted to offering bribes in order to obtain and extend infrastructure contracts. Odebrecht further admitted to effecting these payments directly from its Brazilian headquarters through its division of structured operations.

On January 12, 2017, the Colombian Fiscalía General de la Nación initiated a corruption investigation into the activities of Odebrecht. While the investigation is still ongoing, the Colombian Fiscalía General de la Nación has expanded its investigation to include politicians, public officials and private industry members. On September 14, 2018, the Superintendencia de Industria y Comercio initiated a corruption investigation in Colombia into Odebrecht’s actions in relation to the awarding of the Ruta del Sol II highway concession. Allegations and ongoing investigations of alleged improper payments or corruption involving the Colombian government, politicians and private industry participants could create economic and political uncertainty, which in turn could adversely affect our results of operation and financial condition.

The Colombian Government and the Central Bank exercise significant influence on the Colombian economy.

Although the Colombian government has not imposed foreign exchange restrictions since 1990, Colombia’s foreign currency markets have historically been extremely regulated. Colombian law permits the Central Bank to impose foreign exchange controls to regulate the remittance of dividends and/or foreign investments in the event that the foreign currency reserves of the Central Bank fall below a level equal to the value of three months of imports of goods and services into Colombia. An intervention that precludes our Colombian subsidiaries from possessing, utilizing or remitting U.S. Dollars would impair our financial condition and results of operations, and would impair the Colombian subsidiary’s ability to convert any dividend payments to U.S. dollars.

The Colombian government and the Central Bank may also seek to implement new policies aimed at controlling further fluctuation of the Colombian peso against the U.S. dollar and fostering domestic price stability. The Central Bank may impose certain mandatory deposit requirements in connection with foreign-currency denominated loans obtained by Colombian residents, including TG and ES. We cannot predict or control future actions by the Central Bank in respect of such deposit requirements, which may involve the establishment of a different mandatory deposit percentage. The U.S. dollar/Colombian peso exchange rate has shown some instability in recent years. Please see “Disclosure Regarding Foreign Exchange Controls and Exchange Rates in Colombia” for actions the Central Bank could take to intervene in the exchange market.

The Colombian Government has considerable power to shape the Colombian economy and, consequently, affect the operations and financial performance of businesses. The Colombian Government may seek to implement new policies aimed at controlling further fluctuation of the Colombian peso against the U.S. dollar and fostering domestic price stability. The president of Colombia has considerable power to determine governmental policies and actions relating to the economy and may adopt policies that are inconsistent with those of the prior government or that negatively affect us.

Factors such as Colombia’s growing public debt and fluctuating exchange rates could adversely affect the Colombian economy.

Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. The fiscal rules impose on the Colombian government the need to reduce the fiscal deficit from 3.6% of GDP in 2017 to 3.1% and 2.4% of GDP in 2018 and 2019, respectively, and have thereby prevented the Colombian government from taking counter-cyclical measures to stimulate the economy. In addition, public indebtedness represented 49.4% of GDP in 2017.

Although the country has gone through three tax reforms in the last five years, the Colombian government continues to face serious budgetary constraints and pressure from rating agencies that could lead to future tax reforms, with potential adverse consequences on our financial results.

Since 2016, the Colombian currency had shown relative stability vis-à-vis the U.S. dollar, appreciating by 4.72% in 2016 and 0.56% in 2017. However, The Colombian peso depreciated by 9.3% vis-à-vis the U.S. dollar in 2018. Any international conflicts or related events have the potential to create an exchange mismatch, given the vulnerability and dependence of the Colombian economy on external financing and its vulnerability to any disruption in its external capital flows and its trade balance.

We cannot assure you that any measures taken by the Colombian government and the Central Bank would be sufficient to control any resulting fiscal or exchange imbalances. Any further disruption in Colombia’s fiscal and trade balance may therefore cause Colombia’s economy to deteriorate and adversely affect our business, financial condition and results of operations.

We are subject to regional and national economic conditions in the United States.

The economy in Florida and throughout the United States could negatively impact demand for our products as it has in the past, and macroeconomic forces such as employment rates and the availability of credit could have an adverse effect on our sales and results of operations. Our U.S. business is concentrated geographically in Florida, which optimizes manufacturing efficiencies and logistics, but further concentrates our business, and another prolonged decline in the economy of the state of Florida or of nearby coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations. Our strategy of continued geographic diversification seeks to reduce our exposure to such region-specific risks.

Economic instability in Colombia could negatively affect our ability to sell our products.

A significant decline in economic growth of any of Colombia’s major trading partners - in particular, the United States, China, and Mexico - could have a material adverse effect on each country’s balance of trade and economic growth. In addition, a “contagion” effect, where an entire region or class of investments becomes less attractive to, or subject to outflows of funds by, international investors could negatively affect the Colombian economy.

The 2008 global economic and financial crisis, which began in the U.S. financial system and spread to different economic sectors and countries around the world, had negative effects on the Colombian economy. During 2009, the economies of the United States and most major European countries contracted, which, in turn, affected the Colombian economy. The economic recovery in the United States since 2013 has been fragile and at lower rates than in the past recoveries. Several European Union countries have been obliged to severely reduce their public expenditures due to their high indebtedness, which has severely affected the Eurozone’s economic growth. The ability of governments and companies in certain countries, such as Greece, Italy, Portugal, and Spain to repay their debt obligations or remain in the euro currency system remains uncertain. In addition, certain events, such as the outbreak of civil and political unrest in several countries in Africa and the Middle East, including, Libya, Syria, Iraq, and Yemen, might further strain and adversely affect the global economy and the global financial system.

Due to financial and economic crises that may occur in countries around the world and recent turmoil in emerging markets economies, such as Turkey, South Africa and Argentina, investors may view investments in emerging markets with heightened caution. As a result of such financial and economic crises, flows of investments into Colombia may be reduced. Crises in other countries may hamper investors’ enthusiasm for securities of Colombian issuers, which may, in turn, adversely affect market prices for the Securities and make it difficult for us to access the international capital markets and finance its operations and capital expenditures.

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

Global trade tensions and political conditions in the United States, as well as the U.S. government’s approach to NAFTA and/or other trade agreements, treaties or policies, may adversely affect our results of operations and financial condition.

Our operations are located in Colombia and may be, to varying degrees, affected by economic and market conditions in other countries. Trade barriers being erected by major economies may limit our ability to sell products in other markets and execute our growth strategies. Economic conditions in Colombia are correlated with economic conditions in the United States. As a result, any downturn in economic activity, could have a negative impact on our business in the United States, which at the year ended December 31, 2018, accounted for 80% of our net operating revenues.

In 2018, the United States levied a steel and aluminum tariff under which certain aluminum products we manufacture in Colombia are subject to a 10% tariff. Most of our imports to the United States of assembled architectural systems are not subject to the tariff, however our extruded aluminum products are subject to this tariff. The tariff resulted in an expense of $1.5 million as of the end of the latest reportable period at December 31, 2018. For the time being, the burden of this tax is being passed on to our clients through increased sales prices.

Additionally, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. On September 30, 2018, the United States Trade Representative announced that the United States has agreed to a new trade deal between the member countries of the North American Free Trade Agreement, the United States-Mexico-Canada Agreement, or USMCA. It remains unclear what the U.S. Administration or U.S. Congress will or will not do with respect to USMCA or other international trade agreements, treaties and policies. If the U.S. government takes action to materially modify the USMCA or other international trade agreements, treaties or policies, it has the potential to adversely impact our business, customers and/or suppliers directly by disrupting trade and commercial transactions and/or indirectly by adversely affecting the U.S. economy or certain sectors thereof, thereby impacting demand for our customers’ products, and in turn negatively affecting demand for our products. Key building materials for our customers could be negatively impacted by a withdrawal from or significant change to USMCA or other international trade agreements. As such, if the United States withdraws from or negotiates material modifications to the terms of USMCA or other significant trade agreements and/or treaties, or makes significant changes to its trade policies, such actions could materially adversely affect our sales, financial results and cash flows.

Additionally, if the U.S. government takes action to materially modify the United States-Colombia Free Trade Agreement, or USCOFTA, it has the potential to adversely impact our business by increasing the costs of selling our product into the U.S. market. As such, if the United States withdraws from or negotiates material modifications to the terms of USCOFTA, such actions could materially adversely affect our sales, financial results and cash flows.

The termination or re-negotiation of free trade agreements or other related events could also indirectly have an adverse effect on the Colombian economy. Although economic conditions in other emerging market countries and in the United States may differ significantly from economic conditions in Colombia, investors’ reactions to developments in other countries may have an adverse effect on the market value of securities of Colombian companies. There can be no assurance that future developments in other emerging market countries and in the United States, over which we have no control, will not have a material adverse effect on our liquidity.

Further, on March 8, 2018, the Trump administration announced that it will implement trade actions against unfairly traded steel and impose a 25% tariff on steel imports from all countries in connection with Section 232 of the Trade Expansion Act of 1962. The tariff is expected to decrease the volume of steel imports in the United States, which may have a negative impact on construction projects in the United States and could materially adversely affect our sales, financial results and cash flow.

Colombia has experienced and continues to experience internal security issues that have had or could have a negative effect on the Colombian economy and our financial condition.

Colombia has experienced and continues to experience internal security issues, primarily due to the activities of guerrilla groups, such as dissidents from the former Revolutionary Armed Forces of Colombia (Fuerzas Armadas Revolucionarias de Colombia, or “FARC”) and the National Liberation Army (Ejercito de Liberación Nacional, or “ELN,”) paramilitary groups and drug cartels. In remote regions of the country with minimal governmental presence, these groups have exerted influence over the local population and funded their activities by protecting, and rendering services to, drug traffickers. Even though the Colombian government’s policies have reduced guerilla presence and criminal activity, particularly in the form of terrorist attacks, homicides, kidnappings and extortion, such activity persists in Colombia, and possible escalation of such activity and the effects associated with them have had and may have in the future a negative effect on the Colombian economy and on us, including on our customers, employees, results of operations and financial condition. The Colombian government commenced peace talks with the FARC in August 2012, and peace negotiations with the ELN began in November 2016. The Colombian government and the FARC signed a peace deal on September 26, 2016, which was amended after voters rejected it in the referendum held on October 2, 2016. The new agreement was signed on November 24, 2016 and was ratified by the Colombian Congress on November 30, 2016 and is being implemented after four years of negotiations. Pursuant to the peace agreements negotiated between the FARC and the Colombian government in 2016, the FARC occupies five seats in the Colombian Senate and five seats in the Colombian House of Representatives. The new deal clarifies protection to private property, is expected to increase the government’s presence in rural areas and bans former rebels from running for office in certain newly created congressional districts in post-conflict zones. As a result, during the transition process, Colombia may experience an increase in internal security issues, drug-related crime and guerilla and paramilitary activities, which may have a negative impact on the Colombian economy. Our business or financial condition could be adversely affected by rapidly changing economic or social conditions, including the Colombian government’s response to implementation of the agreement with FARC and ongoing peace negotiations, if any, which may result in legislation that increases the tax burden of Colombian companies.

Despite efforts by the Colombian government, drug-related crime, guerrilla paramilitary activity and criminal bands continue to exist in Colombia, and allegations have surfaced regarding members of the Colombian congress and other government officials having ties to guerilla and paramilitary groups. Although the Colombian government and ELN have been in talks since February 2017 to end a five-decade war, the Colombian government has suspended the negotiations after a series of rebel attacks. On January 17, 2019, a car with explosives burst through the gates at a police academy in Bogotá resulting in 21 people dead and many injured. The Colombian Defense Minister confirmed that the terrorist attack was perpetrated by the ELN. Any possible escalation in the violence associated with this terrorist attack and/or these activities may have a negative impact on the Colombian economy. In addition, the current administration has not honored the peace protocols to be applied in the event of a suspension of peace negotiations entered into by the prior administration, on the grounds that these protocols are only binding to the administration that agreed to them. This situation could result in escalated violence by the ELN and may have a negative impact on the credibility of the Colombian government which could in turn have a negative impact on the Colombian economy.

Tensions with neighboring countries, including Venezuela and other Latin American countries may affect the Colombian economy and, consequently, our results of operations and financial condition in the future.

Diplomatic relations with Venezuela, and neighboring countries, have from time to time been tense and affected by events surrounding the Colombian armed forces, particularly on Colombia’s borders with Venezuela. Political tensions in Venezuela have risen in January 2019 as a number of Countries, including Colombia, have not recognized the legitimacy of Nicolás Maduro as Venezuelan head of state. In addition, on January 25, 2019, President Trump signed an Executive Order amending prior economic sanctions targeting the Maduro government. Moreover, in November 2012, the International Court of Justice placed a sizeable area of the Caribbean Sea within Nicaragua’s exclusive economic zone. Until then, Colombia had deemed this area as part of its own exclusive economic zone. Any future deterioration in relations with Venezuela and Nicaragua may result in the closing of borders, risk of financial condition.

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

Our business depends significantly on Colombia’s customs and foreign exchange laws and regulations, including import and export laws, as well as on fiscal and foreign policies. In the past we have benefited from, and now currently benefit from, certain customs and tax benefits granted by Colombian laws, such as free trade zones and Plan Vallejo which incentivizes the import of machinery and equipment by providing tax breaks, as well as from Colombian foreign policy, such as free trade agreements with countries like the United States. As a result, our business and results of operations or financial condition may be adversely affected by changes in government or fiscal policies, foreign policy or customs and foreign exchange laws and regulations. We cannot predict what policies the Colombian government will adopt and whether those policies would have a negative impact on the Colombian economy or on our business and financial performance in the future.

It may be difficult or impossible to enforce judgments of courts of the United States and other jurisdictions against our Colombian subsidiaries or any of their directors, officers and controlling persons.

Most of our assets are located in Colombia. As such, it may be difficult or impossible for you to effect service of process on, or to enforce judgments of United States courts against our Colombian subsidiaries and/or against their directors and officers based on the civil liability provisions of the U.S. federal securities laws.

Colombian courts will enforce a U.S. judgment predicated on the U.S. securities laws through a procedural system known under Colombian law as exequatur. Colombian courts will enforce a foreign judgment, without reconsideration of the merits, only if the judgment satisfies the requirements set out in Articles 605 through 607 of Law 1564 of 2012, or the Colombian General Code of Procedure (Código General del Proceso), which provides that the foreign judgment will be enforced if certain conditions are met.

New or higher taxes resulting from changes in tax regulations or the interpretation thereof in Colombia could adversely affect our results of operations and financial condition in the future.

New tax laws and regulations, and uncertainties with respect to future tax policies pose risks to us. In recent years, the Colombian Congress approved different tax reforms imposing additional taxes and enacted modifications to existing taxes related to financial transactions, dividends, income, value added tax (VAT), and taxes on net worth. On December 28, 2018, a tax reform was implemented by means of Law 1943 intended to strengthen the mechanisms to prevent tax evasion, reduce corporate taxes, and encourage investment and economic growth and introduced other substantial changes to the then-existing tax legal framework.

As a result, the corporate income tax rate decreased to 33% for fiscal year 2019, 32% for fiscal year 2020, 31% for fiscal year 2021 and 30% for fiscal year 2022. Law 1943 also includes increased withholding tax rates resulting from payments made to foreign entities to a general rate of 20% (from the current 15%), however this general rate does not apply to foreign indebtedness exceeding one year, in which case the applicable income tax withholding remains at 15%.

Dividends paid out of profits that were subject to corporate income tax are now subject to a withholding tax of 7.5% (from 5%) and dividends paid out of profits that were not subject to corporate income tax are now subject to a withholding tax of 33% for 2019, 32% for 2020, 31% for 2021 and 30% for 2022 etc., plus the foregoing 7.5%, which applies to the amount remaining after the 33%, 32%, 31% or 30% withholding is applied, in accordance with the applicable taxable year. As a result, withholding taxes on dividends paid by our Colombian subsidiaries increased. See “Business- New Colombian Tax Reform.” Changes in tax-related laws and regulations, and interpretations thereof, can create additional tax burdens on us and our businesses by increasing tax rates and fees, creating new taxes, limiting tax deductions, and/or eliminating tax-based incentives and non-taxed income. In addition, tax authorities and competent courts may interpret tax regulations differently than us, which could result in tax litigation and associated costs and penalties in part due to the novelty and complexity of new regulation.

We are subject to various U.S. export controls and trade and economic sanctions laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various U.S. export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations and the U.S. Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) trade and economic sanctions programs (collectively, “Trade Controls”). Such Trade Controls may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries that are the subject of comprehensive embargoes (presently, Cuba, Iran, North Korea, Syria, and the Crimea region of Ukraine (collectively, “Sanctioned Countries”)), as well as with individuals or entities that are the target of Trade Controls-related prohibitions and restrictions (collectively, “Sanctioned Parties”).

Although we have implemented compliance measures designed to prevent transactions with Sanctioned Countries and Sanctioned Parties, our failure to successfully comply with applicable Trade Controls may expose us to negative legal and business consequences, including civil or criminal penalties, government investigations, and reputational harm.

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

Our corporate affairs are governed by our third amended and restated memorandum and articles of association, the Companies Law (2018 Revision) of the Cayman Islands (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are largely governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder’s derivative action in a Federal court of the United States.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business.

Our financial reporting obligations as a public company place a significant strain on our management, operational and financial resources, and systems. We may not be able to implement effective internal controls and procedures to detect and prevent errors in our financial reports, file our financial reports on a timely basis in compliance with SEC requirements, or prevent and detect fraud. Our management may not be able to respond adequately to changing regulatory compliance and reporting requirements. We are both a “smaller reporting company” and an “accelerated filer” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and no longer qualify as an “emerging growth company.” Our auditors are required to attest to our evaluation of internal controls over financial reporting. If we are not able to adequately implement the requirements of Section 404, we may not be able to assess whether internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence, the market price of our ordinary shares and our ability to raise additional capital.

We identified deficiencies in our internal controls over financial reporting related the completeness, accuracy, existence, valuation and presentation of the balances of income tax related accounts. These deficiencies in internal control over financial reporting could have resulted in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, our management determined that these control deficiencies constituted a material weakness related to the accounting for income taxes.

Management intends to implement a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes implementing specific review procedures designed to enhance our income tax control and strengthening our income tax control with improved documentation standards, technical oversight and training. We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first quarter of 2019. Our main objective is to remediate this material weakness by the end of fiscal year 2019, in order to have enough opportunities to conclude, through our testing, that the enhanced control is operating effectively.

Anti-takeover provisions in our organizational documents and Cayman Islands law may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could depress the price of our ordinary shares and prevent attempts by our shareholders to replace or remove our current management.

Our memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. Our board of directors is divided into three classes with staggered, three year terms. Our board of directors has the ability to designate the terms of and issue preferred shares without shareholder approval. We are also subject to certain provisions under Cayman Islands law that could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our ordinary shares. See “Description of Share Capital.”

We are a “controlled company,” controlled by Energy Holding Corp., whose interest in our business may be different from ours or yours.

We are a “controlled company” within the meaning of the NASDAQ Capital Market listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NASDAQ Capital Market, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Although we meet the definition of a “controlled company,” we have determined at this time not to take advantage of this designation and comply with all the corporate governance rules applicable to listed companies that are not controlled companies. We may, however, determine to take advantage of these exemptions in the future. If we did, you would not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of the NASDAQ Capital Market.

We cannot assure you that we will continue to pay dividends on our ordinary shares, and our indebtedness, future investments or cashflow generation could limit our ability to continue to pay dividends on our ordinary shares.

Prior to August 2016, we had not paid any cash dividends on our ordinary shares. Since such time, we have paid regular quarterly dividends. We currently intend to continue to pay cash or stock dividends on our ordinary shares for at least the short term, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. However, the payment of any future dividends will be solely at the discretion of our Board of Directors and there can be no assurance that we will continue to pay dividends in the future. For more information, see “Dividends” contained in Item 5 below.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our ordinary shares relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

If a United States person is treated as owning at least 10% of the value or voting power of our shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). While our parent company owns one or more U.S. subsidiaries, we, and certain of our non-U.S. subsidiaries, could be treated as controlled foreign corporations. Furthermore, while our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether or not we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation generally is required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any such United States shareholder receives any actual distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries are treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any of such controlled foreign corporations or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. There is substantial uncertainty as to the application of each of the foregoing rules as well as the determination of any relevant calculations in applying the foregoing rules. United States persons are strongly advised to avoid acquiring, directly, indirectly or constructively, 10% or more of the value or voting power of our shares. A United States investor should consult its advisors regarding the potential application of these rules to an investment in the ordinary shares.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We own and operate a 2.7 million square foot manufacturing complex located in Barranquilla, Colombia. This manufacturing campus houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has eight lamination machines with independent assembly rooms, ten specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as a coater to produce low emissivity glass with high thermal insulation specifications using soft coat technology. The Alutions plant has an effective installed capacity of 2,100 tons per month and can create a variety of shapes and forms for windows, doors and related products. We also own six natural gas power generation plants with an aggregate capacity of 10 megawatts which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators. We also own and operate a 123,399 square foot manufacturing and warehousing facility in a 215,908 square foot lot size in Miami-Dade County, Florida, United States. The facility houses manufacturing and assembly equipment, warehouse space, and administrative and sales offices.

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

Holders

As of December 31, 2018, there were 331 holders of record of our ordinary shares.

Dividends

Prior to August 2016, we had not paid any cash dividends on our ordinary shares. On August 4, 2016, our Board of Directors authorized the payment of regular quarterly dividends to holders of our ordinary shares at a quarterly rate of $0.125 per share (or $0.50 per share on an annual basis). Our Board of Directors subsequently authorized an increase in the dividends to $0.14 per share (or $0.56 per share on an annual basis) beginning in the third quarter of 2017 and going forward. The dividends were paid in cash or ordinary shares, at the option of holders of ordinary shares during an election period. The value of the ordinary shares used to calculate the number of shares issued with respect to that portion of the dividend payable in ordinary shares was the average of the closing price of our ordinary shares on the NASDAQ Capital Market during a set period. If no choice was made during the election periods, the dividend was paid in ordinary shares.

We currently intend to continue to pay dividends on our ordinary shares for at least the short term, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. However, the payment of any future dividends will be solely at the discretion of our Board of Directors and there can be no assurance that we will continue to pay dividends in the future. Our bond indenture currently restricts the type of dividend we can make while the bonds are outstanding. See “Description of Indebtedness” below for further information. The payment of dividends in the future, if any, will therefore also be contingent upon limitations imposed by our outstanding indebtedness.

Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdictions of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. The ability of our subsidiaries in Colombia to declare dividends up to the total amount of their capital is not restricted by current laws, covenants in debt agreements or other agreements.

The following table summarizes the dividends paid by the Company:

Fiscal 2018:
Fourth Quarter	$0.14
Third Quarter	$0.14
Second Quarter	$0.14
First Quarter	$0.14

Fiscal 2017:
Fourth Quarter	$0.14
Third Quarter	$0.14
Second Quarter	$0.125
First Quarter	$0.125

Fiscal 2016:
Fourth Quarter	$0.125
Third Quarter	$0.125
Second Quarter	$-
First Quarter	$-

The dividends indicated above were paid to the holder of record on dates close to the end of the above referenced quarter, however, the dividend payments were made during the quarter immediately after.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2018.

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

	Years ended December 31,
	2018(1)	2017	2016	2015	2014 (2)

Operating Revenues	$370,984	$314,456	$305,016	$242,239	$210,579
Cost of Sales	250,767	215,274	192,369	151,381	139,647
Gross profit	120,217	99,182	112,647	90,858	70,932

Operating Expenses	73,022	64,818	64,799	51,267	41,751
Operating Income	47,195	34,364	47,848	39,591	29,181

Foreign currency gains (losses)	(14,461)	(3,028)	(1,387)	10,059	10,790
Other expenses and losses, net	(18,272)	(19,818)	(7,209)	(39,979)	(19,970)
Income tax provision	(5,976)	(5,793)	(16,072)	(20,691)	(8,538)
Net Income (loss)	8,486	5,725	23,180	(11,020)	11,463

Net Income (loss) attributable to parent	9,031	5,449	23,180	(11,020)	11,463

Basic earnings per share	0.23	0.16	0.71	(0.37)	0.40
Diluted earnings per share	0.22	0.15	0.69	(0.37)	0.39

Current Assets	293,399	261,898	210,736	171,167	138,025
Total Assets	489,774	468,000	394,730	321,411	253,849

Current Liabilities	122,595	121,449	78,386	133,903	110,342
Long Term Liabilities	233,951	224,886	202,779	149,695	91,655
Total Liabilities	356,546	346,335	281,165	283,598	201,997
Total Shareholder’s Equity	133,228	121,665	113,565	37,813	51,852

Dividends per share (3)	$0.56	$0.53	$0.25	$-	$-

(1) Results for fiscal year 2018 reflect the adoption of the new revenue recognition accounting standard ASC 606. Prior periods are reported under the previous revenue recognition accounting standard ASC 605.

(2) Figures here reported for fiscal year 2014 differ from previously reported audited amounts as they have been recast to include the consolidated results of ESW, an entity under common control, which was acquired by the Company in December 2016.

(3) Dividends are payable in cash or ordinary shares, at the option of the shareholder.

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

Overview

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass and metal fabricator in 2018 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Based on our analysis of third party industry sources we had an estimated market share of over 45% of the Colombian market in 2017. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high quality products and our unwavering commitment to exceptional service.

We have more than 30 years of experience in architectural glass and aluminum profile structure assembly, we transform a variety of glass products, including tempered safety, double thermo-acoustic and laminated glass. Our finished glass products are installed in a wide variety of buildings across a number of different applications, including floating facades, curtain walls, windows, doors, handrails, interior and bathroom spatial dividers. We also produce aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacturing of windows.

Our products are manufactured in a 2.7 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions including El Dorado Airport (Bogota), 50 United Nations Plaza (New York), Trump Plaza (Panama), Icon Bay (Miami), and Salesforce Tower (San Francisco). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

Our structural competitive advantage is underpinned by our low-cost manufacturing footprint, vertically integrated business model and geographic location. Our integrated facilities in Colombia and distribution and services operations in Florida provide us with a significant cost advantage in both manufacturing and distribution, and we continue to invest in these operations to expand our operational capabilities. Our lower cost manufacturing footprint allows us to offer competitive prices for our customers, while also providing innovative, high quality and high value-added products, together with consistent and reliable service. We have historically generated high margin organic growth based on our position as a value-added solutions provider for our customers.

We have a strong presence in the Florida market, which represents a substantial portion of our revenue stream and backlog. Our success in Florida has primarily been achieved through sustained organic growth, with further penetration now taking place into other highly populated areas of the United States. As part of our strategy to become a fully vertically integrated company, we have supplemented our organic growth with some recent acquisitions that have allowed us added control over our supply chain. Most recently, in March 2017, we completed the acquisition of GM&P, a consulting and glazing installation business that was previously our largest installation customer. In 2016, we completed the acquisition of ESW, which gave us control over the distribution of products into the United States from our manufacturing facilities in Colombia. These acquisitions allowed for further vertical integration of our business and will act as a platform for our future expansion in the United States.

The continued diversification of the group’s presence and product portfolio is a core component of our strategy. In particular, we are actively seeking to expand our presence in United States outside of Florida. We also launched a residential windows offering which, we believe, will help us expand our presence in the United States and generate additional organic growth. We believe that the quality of our products, coupled with our ability to price competitively given our structural advantages on cost, will allow us to generate further growth in the future.

How We Generate Revenue

We are a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 2.7 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to North, Central and South America, the Caribbean, and the Pacific.

Our glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, and digital print glass as well as mill finished, anodized, painted aluminum profiles and produces rods, tubes, bars and plates. Window production lines are defined depending on the different types of windows: normal, impact resistant, hurricane-proof, safety, soundproof and thermal. We produce fixed body, sliding windows, projecting windows, guillotine windows, sliding doors and swinging doors. ES produces facade products which include: floating facades, automatic doors, bathroom dividers and commercial display windows.

We sell to over 1,000 customers using several sales teams based out of Colombia and the United States to specifically target regional markets in South, Central and North America. The United States accounted for 80%, 76% and 62% of our combined revenues in 2018, 2017 and 2016, respectively, while Colombia accounted for approximately 17%, 20% and 32%, and Panama accounted for approximately 1%, 1% and 3% in those years, respectively.

We sell our products through our main offices/sales teams based out of Colombia and the United States. The Colombia sales team is our largest sales group, which has deep contacts throughout the construction industry. The Colombia sales team markets both our products as well as our installation services. In the United States, we sell out of subsidiaries established in Florida, which have an expanding customer base and provide installation service in addition to our products. Sales forces in Panama are not via subsidiaries but under agreements with sales representatives. In 2017 we established two branches in Bolivia and Italy to expand geographical reach into South America, Europe and the Middle East. We have two types of sales operations: Contract sales, which are the high-dollar, customer tailored projects, and standard form sales. Standard form sales reflect low-value installations that are of short duration.

We expect to benefit from growth in both of our largest markets, the United States and Colombia. One indicator of the non-residential construction outlook, the Architectural Billing Index, has generally pointed towards an improved construction outlook since late 2012. Deutsche Bank published a research report estimating that new residential housing starts in the United States will grow at an annual rate of 5% in each of 2019 and 2020. We believe our United States business will grow with this increase in construction spending.

In Colombia, despite the slow-down in the overall economy, construction spending continues to experience growth, offsetting the impact of the weak commodity price environment. Colombia’s GDP grew 2.7% in as of the third quarter of 2018, with residential and non-residential building construction outpacing that growth and expanding 4.1%. According to EMIS research, the Colombian construction industry is expected to grow at a compound annual rate of 9.2% through 2021.

As part of our strategies to grow our United States business and further vertically integrate our operations, we acquired ESW and GM&P. ESW has served as one of our key importers and distributors in the United States. ESW is also a member of the American Architectural Manufacturers Association, a technical information center for the architecture industry with some of the highest industry standards. We also consummated a purchase agreement with Giovanni Monti, the owner of 100% of the outstanding shares of GM&P. GM&P is a consulting and glazing contracting company located in Miami, Florida. GM&P has over 15 years of experience in the design and installation of building enclosure systems such as curtain walls. GM&P also has a long-standing relationship with us, working alongside us on different projects across the United States by providing engineering and installation services.

Liquidity

As of December 31, 2018 and 2017, we had cash and cash equivalents of approximately $33.0 million and $40.9 million, respectively. During the year ended December 31, 2018, the main sources of cash were cash available at the beginning of period and cash provided from financing activities, which generated $17.0 million, mostly from short term debt to finance the working capital required to support 18% sales growth. A discussion of our cash flow from operations is included below in the sub-section headed “Cash Flow From Operations, Investing and Financing Activities” under the Results of Operations section of this management discussion and analysis.

As of December 31, 2018, the Company had $18.3 million of borrowings available under its bank facilities as most of the outstanding balances under such lines were fully repaid with the Senior Notes issued on January, 2017.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state of the art technology. During the years ended December 31, 2018, 2017 and 2016, we made investments primarily in building and construction, and machinery and equipment in the amounts of $13.6 million, $8.8 million and $42.5 million, respectively.

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we will acquire an approximate 25% minority ownership interest in Vidrio Andino Holdings S.A.S, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in this entity is $34.1 million in cash and land worth $10.9 million near our facility in Barranquilla, which will be contributed on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes with a third party valuation to be conducted. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, had been one of our main suppliers of raw glass. We beleive this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25% interest. The new plant will be funded with proceeds the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021. Under the joint venture agreement, Saint Gobain will retain a majority ownership position and will have control over the operations of both plants and as such, the transaction will be accounted for under the equity method. The acquisition will be consummated on or before May 2019, once the original cash and land contributions have been completed and the shares of Vidrio Andino have been contributed.

Results of Operations (Amounts in thousands)

	For the Years ended
	December 31,
	2018	2017	2016

Operating revenue	$370,984	$314,456	$305,016
Cost of sales	250,767	215,274	192,369
Gross Profit	120,217	99,182	112,647
Operating expenses	73,022	64,818	64,799
Operating income	47,195	34,364	47,848
Change in fair value of warrant liability	-	-	776
Change in fair value of earnout share liability	-	-	4,674
Non-operating income, net	2,915	3,190	4,155
Foreign currency transaction gains (losses)	(14,461)	(3,028)	(1,387)
Interest expense	(21,187)	(19,872)	(16,814)
Loss on extinguishment of debt	-	(3,136)	-
Income before taxes	14,462	11518	39252
Income tax provision	5,976	5,793	16,072
Net income	8,486	5,725	23,180
Loss (income) attributable to non-controlling interest	545	(276)	-
Net income attributable to parent	$9,031	$5,449	$23,180

Comparison of years ended December 31, 2018 and December 31, 2017

Operating Revenues

Our operating revenue increased $56.5 million, or 18%, from $314.5 million in the year ended December 31, 2017 to $371.0 million in the year ended December 31, 2018. The increase was mostly driven by executing our strategy to further penetrate the U.S. market, which continues to be key. We are mainly focused on the South Florida region, but we are continuously diversifying into other regions.

Sales in the United States market increased $58.0 million, or 24%, from $238.5 million in in the year ended December 31, 2017, to $296.5 million in in the year ended December 31, 2018, and represent 80% and 76% of our consolidated sales during the years ended December 31, 2018 and 2017, respectively.

Sales in the Colombian market decreased $1.1 million, or 2%, from $63.5 million in the year ended December 31, 2017, to $62.4 million in the year ended December 31, 2018. Despite an increase during early 2018 after pent up demand from 2017, a slow construction market and sales comprised mainly of smaller projects with only few medium-to-large projects being executed led to the moderate decrease.

Cost of sales and gross profit margins

Cost of sales increased $35.5million, or 16%, from $215.3 million in the year ended December 31, 2017, to $250.8 million for the year ended December 31, 2018. This increase was driven primarily by an increase in cost of raw materials of $17.8 million, or 19%, from $93.2 million in the year ended December 31, 2017 to $111.1 million in the year ended December 31, 2018, largely proportional with the increase in sales. Additionally, labor cost increased $8.0 million, or 19%, from $42.2 million in the year ended December 31, 2017 to $50.1 million in the year ended December 31, 2018, as a result of increased operations and including GM&P’s labor cost for the full year during 2018, whereas 2017 results only include GM&P’s expense since the date of the acquisition in March 2017.

As a result, gross profit increased $21.0 million, or 21%, from $99.2 million in the year ended December 31, 2017, to $120.2 million for the year ended December 31, 2018. The increase was the result of a robust fixed costs structure put in place during 2017 over a higher amount of sales. Gross profit margins, calculated by dividing the gross profit by operating revenues, increased from 31.5% to 32.4% between the years ended December 31, 2017 and 2018.

Operating Expenses

Operating expenses increased $8.2 million, or 13%, from $64.8 million in the year ended December 31, 2017 to $73.0 million in the year ended December 31, 2018, improving as a percentage of sales from 20.6% to 19.7%. Selling expense increased $5.6 million, or 17%, from $33.8 million in the year ended December 31, 2017 to $39.4 million in the year ended December 31, 2018. The increase was driven by an increase in shipping expense of $5.5 million, or 42%, from $13.1 million in the year ended December 31, 2017 to $18.6 million in the year ended December 31, 2018 as a result of higher United States land transportation costs and higher exports of architectural systems from Colombia into farther regions of United States. Additionally, the increase was also related to the United States aluminum and steel tariff implemented in 2018, which resulted in an expense of $1.5 million related to the importation of aluminum product manufactured in Colombia (fully offset by an equal amount of revenues related to a pass-through on to clients), as well as an increase in sales commissions of $0.9 million, partially offset by a reduction in accounts receivable provisions of $2.8 million, from $3.1 million in the year ended December 31, 2017 to $0.4 million in the year ended December 31, 2018.

General and Administrative expenses increased $2.6 million, or 8%, from $31.0 million in the year ended December 31, 2017 to $33.6 million in the year ended December 31, 2018. The increase was related to personnel expenses, which increased $1.7 million, and professional fees for engineering consulting and accounting, which increased $0.5 million, or 12%. Additionally, we recorded $0.5 million higher depreciation and amortization expense related to the intangible assets acquired through the acquisition of GM&P in March of 2017. These increases were partially offset by a decrease in bank charges.

Interest Expense

Interest expense increased $1.3 million, or 7%, from $19.9 million in the year ended December 31, 2017 to $21.2 million in the year ended December 31, 2018. Interest expense includes amortization of deferred cost of financing resulting primarily from a $210 million senior note issued during the first quarter of 2017, which increased $0.3 million, or 22%, from $1.2 million in the year ended December 31, 2017 to $1.5 million in the year ended December 31, 2018 as a result of the debt refinancing. The additional $1.0 million increase in interest expense is related to rising interest rates in the United States during the year and a nominal increase in our gross debt as of December 31, 2018 relative to December 31, 2017.

Non-Operating Income and Foreign Currency Transaction Gains and Losses

Non-operating income decreased $0.3 million, or 9%, from $3.2 million in the year ended December 31, 2017 to $2.9 million in the year ended December 31, 2018. Non-operating income is primarily comprised of interest income, commissions and recoveries.

During the years ended December 31, 2018 and 2017, the Company recorded a foreign currency transaction loss of $14.5 million and $3.0 million, respectively, related to the Company’s Colombian subsidiaries ES and TG, which have the Colombian Peso as functional currency but a substantial portion of their monetary assets and liabilities denominated in US Dollars. Foreign currency transaction losses during the year ended December 31, 2018 were associated with a net US Dollar liability position of the Colombian subsidiaries, which coupled with a 9% devaluation of the Colombian Peso during the year, ended up signifying a higher amount of liabilities in Pesos when compared against the US Dollar.

Income Tax Expense

Income tax expense increased $0.2 million, or 3%, from $5.8 million in the year ended December 31, 2017 to $6.0 million in the year ended December 31, 2018. Despite an increase of $2.9 million, or 26%, in income before tax in the year ended December 31, 2018, income tax expense increased only slightly as a result of a reduction of corporate income tax rates in Colombia from 40% in 2017 to 37% in 2018, as well as the effect of the passage of the Tax Cuts and Jobs Act in December 2017, which reduced United States federal corporate income tax rate to 21%. Additionally, the Company obtained a clean energy income tax deduction for $2.6 million associated with the installation of solar panels with the capacity to generate approximately five megawatts of eco-friendly energy on-site at our manufacturing facilities, of which, however, only a small portion is reflected in the income tax expense for fiscal year 2018 in accordance with US GAAP, and has been capitalized on our balance sheet to be amortized over the next ten years.

Comparison of years ended December 31, 2017 and December 31, 2016

Revenue

Our operating revenue increased $9.4 million, or 3%, from $305.0 million in the year ended December 31, 2017 to $314.5 million in the year ended December 31, 2016. The increase was mostly driven by the GM&P acquisition and successfully executing our strategy to continue increasing our participation in the U.S. market. Sales in the U.S. market increased $48.5 million, or 26%, from $190.0 million in the year ended December 31, 2017 to $238.5 million in the year ended December 31, 2016.

Our sales in the United States market continue to be key, primarily in the South Florida region but we are continually diversifying into other regions in the United States. Our increase in sales, particularly into the United States market, was partially a result of our acquisition of GM&P, which was acquired and consolidated with our results of operations on March 1, 2017. The acquisition of GM&P is in line with our strategy to strengthen our presence in U.S markets.

Sales in the Colombian market decreased $35.2 million, or 36%, from $98.8 million in the year ended December 31, 2017, to $63.5 million in the year ended December 31,2016. This decrease was partly due to overall market conditions and to the postponements of construction as Colombia underwent a structural tax reform, which was preceded by a period of high inflation and high interest rates. Sales in the Panama market decreased $5.2 million, or 55%, from $9.4 million in the year ended December 31, 2017, to $4.3 million in the year ended December 31,2016.

Gross Profit

Gross profit decreased $13.5 million, or 12%, from $112.6 million in the year ended December 31, 2017, to $99.2 million in the year ended December 31, 2016. This decrease was due primarily to a more robust fixed cost structure which was put in place based on a higher amount of anticipated sales and by costs associated with the acquisition of GM&P, related to the integration of our installation and design of our products. Gross profit margins decreased from 37% to 32%, for the years ended December 31, 2017 and 2016, respectively.

Expenses

Operating expenses remained stable at $64.8 million for the year ended December 31, 2017, as compared to December 31, 2016. Selling expense decreased $3.2 million, or 9%, from $37.0 million in the year ended December 31, 2016, to $33.8 million in the year ended December 31, 2017. The decrease was mainly caused by a reduction in shipping expense, which decreased $2.5 million, and offset an increase in sales of 3%. The decrease was also the result of added efficiencies in our logistical process. This was partially offset by higher personnel expense associated with the GM&P acquisition and by a higher cost of packaging.

General and Administrative expenses increased $3.2 million, or 11%, from $27.8 million in the year ended December 31, 2017, to $31.0 million in the year ended December 31,2016. The increase was largely related to an increase in personnel expense of $2.7 million, or 34%, as we prepared for higher than realized sales, and $1.1 million personnel expense associated with GM&P. Depreciation and amortization expense increased $2.6 million, or 146%, from $1.8 million in the year ended December 31, 2016, to $4.4 million in the year ended December 31, 2017. This increase was related to the intangible assets acquired through the acquisition of GM&P. These increases were partially offset by a decrease in bank charges and professional fees.

Non-Operating Income

Non-operating income decreased $1.0 million, or 23%, from $4.2 million in the year ended December 31, 2017, to $3.2 million in the year ended December 31, 2016. This decrease was primarily a result of a decrease in interest income and scrap recoveries.

Foreign Currency Transaction Gains and Losses

We recorded foreign currency transaction loss of $3.0 million for the year ended December 31, 2017, compared to a foreign currency transaction loss of $1.4 million for the year ended December 31, 2016. These losses were related to our Colombian subsidiaries ES and TG, which have the Colombian peso as functional currency but a substantial portion of their monetary assets and liabilities denominated in U.S. dollars.

Interest Expense

Interest expense increased $3.1 million, or 18%, from $16.8 million in the year ended December 31, 2017 to $19.9 million in the year ended December 31, 2016. This increase was associated with an increase in the level of debt we incurred to finance capital expenditures in 2016 and one month of double interest expense between the issuance of the bond discussed below and repayment of previous debt (as we sought favorable exchange rates to repay our local currency debt).

Income Tax Expense

Income tax expense decreased $10.3 million, from $16.1 million in the year ended December 31, 2017, to $5.8 million in the year ended December 31, 2016. This decrease was largely the result of lower taxable income. We also incurred a tax expense of $2.8 million in the year ended December 31, 2017 for a withholding tax which, under Colombian regulation, is assessed when local companies make certain foreign payments, including interests on foreign debt.

Cash Flow From Operations, Investing and Financing Activities

During the year ended December 31, 2018, 2017 and 2016, $5.0 million were used, $14.2 million generated, and $3.1 million used by operating activities, respectively. The use of cash in operating activities during 2018 is related to the working capital required to support the 18% sales growth during the year.

The main use of cash from operating activities in 2018 was inventory purchases, which used $28.1 million as our inventories grew in relation to the short-term expected growth. Inventory turnover increased by 12 days as of December 31, 2018 relative to December 31, 2017, primarily due to an accumulation of work in progress as we continue to grow our vertically integrated operation. While it is expected that we will have working capital needs as we undergo continued growth, management continues to seek ways of optimizing the collection of our receivables and our inventory procurement. The growth in sales during 2018 also caused trade accounts receivable to result in a negative cash flow of $23.7 million albeit with a lower days sales outstanding ratio. This compares with trade accounts receivable providing a $2.5 million positive cash flow in 2017 in contrast to a $26.0 million negative cash flow in 2016 as a result of a more tapered growth during 2017 versus the preceding year. Despite the cash generated by accounts receivables, the balance of trade account receivable increased as of December 31, 2017 relative to December 31 2016 in part due to $41.8 million receivables acquired from GM&P in March 2017, which amounts do not impact cash flows. It is expected that given the industry related longer cash cycle, during periods of accelerated growth, accounts receivable may remain a significant use of operating cashflow.

On a similar note, also related to the increase in sales and procurement of inventories, trade accounts payable were the primary source of operating cash flows during 2018, generating $34.6 million of positive cash flow. Trade accounts payable generated a positive cash flow of $13.1 million during the year ended December 31, 2017, compared with a negative cash flow of $1.0 million during the year ended December 31, 2016. The accrual of interests on the $210 million unsecured senior notes as of December 31, 2017 which are payable semi-annually in January and July generated a $3.8 million negative cash flow during the year ended December 31, 2017. During 2017, we had a negative cash flow of $8.5 million for taxes payable.

We used $18.7 million, $14.9 million and $24.7 million in investing activities during the years ended December 31, 2018, 2017 and 2016, respectively. Capital expenditures, including assets acquired with credit or debt (which are not reflected in cash flows from investing activities) have been relatively low during each of 2018 and 2017, amounting to $13.6 million and $8.8 million, respectively, compared with $42.5 million in 2016. A significant use of cash in investing activities was related to the acquisition of GM&P, for which $6.0 million was paid during each 2018 and 2017, with the remainder of the purchase price being settled in ordinary shares of the Company and a note payable due in 2022 for $8.5 million.

The main source of cash has been cash provided by financing activities, generating $17.0 million, $14.9 million and $31.5 million during the years ended December 31, 2018, 2107 and 2016, respectively. During 2018 cashflows from financing activities was primarily comprised $19.7 million net proceeds of debt as the Company used its available lines of credit to finance the working capital required for increasing operations as described above in the discussion of cashflow from operating activities.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

Future contractual obligations represent an impact to future cash flows as shown in the table as of December 31, 2018:

	Payments Due by Period (In thousands)
Contractual Obligations	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$246,950	$21,476	$4,679	$214,720	$6,075
Minimum lease payments	380	130	179	71	-
Interest Obligations	56,616	18,420	35,592	2,164	440
Raw Material Purchase Obligations	31,264	4,500	9,000	9,000	8,764
Total	$335,210	$44,526	$49,450	$225,955	$15,279

Future interest obligations are estimated assuming constant reference rates for obligations with variable interest rates in addition to stable rates related to fixed interest debt. The average interest rate is approximately 7.65% per annum for long term debt obligations respectively, and varies up or down in accordance with Central Bank rates.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the assets, liabilities, revenues and expenses, and other related amounts during the periods covered by the financial statements. Management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become more subjective and complex. We have identified the following accounting policies as the most important to the presentation and disclosure of our financial condition and results of operations.

Revenue Recognition

Our principal sources of revenue are derived from product sales, and supply and installation contracts. We identified one single performance obligation for both forms of sales. Revenue is recognized when control is transferred to our customers. For product sales, the performance obligations are satisfied at a point in time and control is deemed to be transferred upon delivery. For supply and installation contracts, the performance obligations are satisfied over time and control is deemed to be transferred when the contract is accepted by our customers. Revenues from supply and installation contracts are recognized using the cost-to-cost method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract modifications routinely occur to account for changes in contract specifications or requirements. In most cases, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract. Transaction price estimates include additional consideration for submitted contract modifications or claims when the Company believes it has an enforceable right to the modification or claim, the amount can be reliably estimated and its realization is reasonably assured. Amounts representing modifications accounted for as part of the existing contract are included in the transaction price and recognized as an adjustment to sales on a cumulative catch-up basis.

Related party transactions

The Company has related party transactions such as sales, purchases, leases, guarantees, and other payments done during the ordinary course of business and at arm´s length. We perform a related party analysis to identify transactions to be disclosed on a quarterly basis, and depending on those transactions, we aggregate the information by party so the relationship with the Company is properly understood.

Foreign currency transactions

The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders’ equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies within non-operating income in the Company’s consolidated statement of operations.

Income taxes

The Company is subject to income taxes in some jurisdictions. Significant judgment is required when determining the worldwide provision for income taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. For each tax jurisdiction in which the Company operates, deferred tax assets and liabilities are offset and are presented as a single noncurrent amount within the consolidated balance sheets.

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

Dividend payments

We account for dividends declared as a liability under ASC 480, Distinguishing Liabilities from Equity, since our shareholders have the option to elect cash or stock. When the dividend is declared, we record the transaction as a reduction to retained earnings and an increase to dividends payable. We then reclassify stock dividends from dividends payable to additional paid-in capital when the shareholder elects a stock dividend instead of cash. The dividend payable is not subject to remeasurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2018, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 9- Goodwill and Intangible Assets for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.

As of December 31, 2018, a rise in interest rates could negatively affect the cost of financing for a portion of our debt with variable interest rates. If interest rates were to increase over the next 12 months by 200 basis points, net earnings would decrease by approximately $0.7 million. Conversely, if interest rates were to decrease over the next 12 months by 200 basis points, net earnings would be increase by approximately $0.7 million. As of December 31, 2017, if interest rates were to increase over the following 12 months by 200 basis points, net earnings would decrease by approximately $0.3 million. Conversely, if interest rates were to decrease over the following 12 months by 200 basis points, net earnings would be increase by approximately $0.3 million. We currently do not use derivative financial instruments to manage interest rate risk.

We are also subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Two of our subsidiaries with significant operations are based in Colombia, and primarily transact business in local currency. A significant portion of the revenues and costs of these subsidiaries are generally denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. As of December 31, 2018, a 1% devaluation of the Colombian Peso would result in our revenues decreasing by $0.6 million and our expenses decreasing by approximately $1.2 million, resulting in a $0.6 million increase to net earnings. A strengthening of the Colombian Peso by 1% would increase our revenues by $0.6 million and expenses by $1.2 million resulting in $0.6 lower earnings. As of December 31, 2017, a 1% devaluation of the Colombian Peso would result in our revenues decreasing by $0.6 million and our expenses decreasing by approximately $1.1 million, resulting in a $0.5 million increase to net earnings. A strengthening of the Colombian Peso by 1% would increase our revenues by $0.6 million and expenses by $1.1 million resulting in $0.5 lower earnings. We currently do not use derivative financial instruments to manage foreign currency exchange rate risk.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. However, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $146.9 million, such that a 1% devaluation of the Colombian peso will result in a loss of $1.5 million recorded in the Company’s Consolidated Statement of Operations as of December 31, 2018. As of December 31, 2017, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $149.5 million, such that a 1% devaluation of the Colombian peso will result in a loss of $1.5 million recorded in the Company’s Consolidated Statement of Operations.

Additionally, the results of the foreign subsidiaries have to be translated into US Dollar, our reporting currency, in the Company’s consolidated financial statements. The currency translation of the financial statements using different exchange rates, as appropriate, for different parts of the financial statements generates a translation adjustment, which is recorded within other comprehensive income on the Company’s Consolidated Statement of Comprehensive Income and Consolidated Balance Sheet.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were not effective as of December 31, 2018. Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2018 described below, we believe the consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

Our management, including the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

Based on this evaluation, our management concluded that, due to the material weakness described below, our internal control over financial reporting as of December 31, 2018, was not effective.

A “material weakness” is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company´s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation of the balances of the income tax related accounts. Specifically, the Company’s monitoring and control activities related to i) the unrealized foreign exchange amount, ii) the use of the applicable tax rates and iii) the application of the revenue recognition methodology for tax purposes in the United States, were not effective. As a result of this material weakness, immaterial adjustments to the deferred income taxes and income tax provision as of and for the year ended December 31, 2018, were identified. Additionally, this material weakness could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers Ltda. has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Management’s Remediation Plan

We identified and disclosed a material weakness in the accounting for income taxes as of June 30, 2018 and had started to design and implement certain remediating controls gradually. We intend to continue our remediation plan to address the material weakness. The remediation plan includes the following:

●	Strengthening the existing internal controls related to estimating and accounting for deferred income taxes and determining the effective tax rate;
●	Implementing specific review procedures designed to enhance our income tax monitoring control; and
●	Strengthening our current income tax control activities with improved documentation standards, technical oversight and training.

We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first quarter of 2019. Our main objective is to remediate this material weakness by the end of fiscal year 2019, in order to have enough opportunities to conclude, through our testing, that the enhanced monitoring and control activities are operating effectively as of year-end.

Changes in Internal Control Over Financial Reporting

As discussed in the section “Management’s Report on Internal Control over Financial Reporting”, there were changes in our internal control over financial reporting during the year 2018.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	59	Chief Executive Officer and Director
Christian T. Daes	55	Chief Operating Officer and Director
Santiago Giraldo	43	Chief Financial Officer
A. Lorne Weil	73	Non-Executive Chairman of the Board
Samuel R. Azout	59	Director
Luis Fernando Castro Vergara	52	Director
Martha (Stormy) L. Byorum	70	Director
Julio A. Torres	52	Director

José M. Daes has served as our chief executive officer and a director since December 2013. Mr. Daes has over 30 years’ experience starting and operating various businesses in Colombia and the United States. Mr. Daes has served as chief executive officer of C.I. Engeria Solar S.A. E.S. Windows (“ES”) since its inception in 1984, responsible for all aspects of ES’s operations. Mr. Daes also co-founded Tecnoglass S.A.S. (“TG”) in 1994. Mr. Daes began his career in textiles, importing textiles from Japan to Colombia and later owned and operated an upscale clothing store with multiple locations in Miami. Mr. Daes is the older brother of Christian T. Daes, our chief operating officer and a director.

We believe Mr. Daes is well-qualified to serve as a member of our board of directors due to his operational experience with ES and TG, our operating subsidiaries, and his knowledge of the industry within which they operate.

Christian T. Daes has served as our chief operating officer and a director since December 2013. Mr. Daes has served as the chief executive officer of TG since its inception in 1994, responsible for all aspects of TG’s operations. Mr. Daes’s philanthropic activities include founding the Tecnoglass-ES Windows Foundation, which promotes local development, health and social programs in Barranquilla, Colombia. Mr. Daes is the younger brother of José M. Daes, our chief executive officer and a director.

We believe Mr. Daes is well-qualified to serve as a member of our board of directors due to his operational experience with ES and TG and his knowledge of the industry within which they operate.

Santiago Giraldo served as our deputy chief financial officer from February 2016 until August 2017 and has served as our chief financial officer since such time. From February 2013 to February 2016, Mr. Giraldo was the Chief Financial Officer and Business Development and Strategy Head of Oleoducto Central S.A., the owner and operator of the Ocensa pipeline in Colombia (subsidiary of the Ecopetrol Group, the National Oil Company). From October 2009 to February 2013, Mr. Giraldo was Vice President of Oil & Gas Corporate Banking at Citibank. Prior to this, Mr. Giraldo was with JPMorgan Chase where he most recently held the position of Vice President of Corporate Banking for diversified industries.

A. Lorne Weil has served as a member of our board of directors and non-executive chairman of the board since our inception. Mr. Weil serves as Executive Chairman of Inspired Entertainment, Inc., a position he has held since December 2016. Previously, Mr. Weil served as Chairman and Chief Executive Officer of Inspired’s predecessor, Hydra Industries Acquisition Corp., from October 2014 to December 2016. Since September 2017, Mr. Weil has also served as Executive Chairman of Leisure Acquisition Corp., a blank check company seeking to consummate an initial business combination. He has also served as a principal of Hydra Management, an investment vehicle formed by Mr. Weil, since September 2014. Mr. Weil has also served as a director of Sportech Plc, one of the largest suppliers and operators of pools/tote (often also referred to as pari-mutuel) betting in the world, since October 2010. From October 1991 to November 2013, Mr. Weil served as chairman of the board of Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide, and served as its chief executive officer from April 1992 until November 2013. Mr. Weil also served as president of Scientific Games from August 1997 to June 2005. From 1979 to November 1992, Mr. Weil was president of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries. Previously, Mr. Weil was vice president of corporate development at General Instrument Corporation, working with wagering and cable systems.

We believe Mr. Weil is well-qualified to serve as a member of our board of directors due to his extensive business experience in strategic planning and corporate development, his contacts he has fostered throughout his career, as well as his operational experience.

Samuel R. Azout has served on our board of directors since December 2013 and on the board of TG since February 2009. Since March 2013, Mr. Azout has served as an investment manager for Abacus Real Estate. From January 2012 to March 2013, Mr. Azout served as the chief executive officer of the National Agency for Overcoming Extreme Poverty in Colombia, an organization formed by the government of Colombia to assist families in poverty. From September 2010 to January 2012, Mr. Azout was the senior presidential advisor for Social Prosperity, employed by the administration of the President of Colombia. Prior to this, Mr. Azout served as chief executive officer of Carulla Vivero S.A., the second largest retailer in Colombia, for 10 years, until he led its sale to Grupo Exito in 2006.

We believe Mr. Azout is well-qualified to serve as a member of our board of directors due to his contacts and business relationships in Colombia.

Luis Fernando Castro Vergara has served on our board of directors since November 2018. Since 2017, Mr. Castro Vergara has been serving as a fund manager in the agroindustry sector and overseeing his investments in the construction, infrastructure and agroindustry sectors. Mr. Castro Vergara served as the Chief Executive Officer of Banco de Comercio Exterior de Colombia S.A., Colombia’s development bank, from 2013 to 2017. From 2007 to 2008 and 2012 to 2013, Mr. Castro Vergara was the General Manager of Agrodex International SAS, an import and marketing food company. From 2008 to 2012, he was the Regional Development Agency President of the Barranquilla Chamber of Commerce. Previously, he was General Manager of Provyser S.A., a commercialization and logistics services company in the food industry. He is on the board of directors of Unimed Pharmaceuticals Limited, where he also serves as member of the Audit Committee, and of Colombian the Colombian companies Accenorte SAS and Devimed SAS. Mr. Castro Vergara received a B.S. from Fordham University, a B.S. from Columbia University and a M.B.A. from the Universidad de los Andes Bogota in Colombia. He has complementary education in economic development from Harvard University, strategy and leadership from Pennsylvania University and management from Northwestern University.

We believe Mr. Castro Vergara is well-qualified to serve as a member of our board of directors due to his contacts and business relationships.

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

Ms. Byorum is a Life Trustee of Amherst College and a chairman of the finance committee of the board of directors of Northwest Natural Gas, a large distributor of natural gas services in the Pacific Northwest. She also serves on the board of directors of JELD-WEN Holding, Inc., a vertically integrated global manufacturer and distributor of windows and doors, and Opes Acquisition Corp., a blank check company seeking to consummate an initial business combination.

We believe Ms. Byorum is well-qualified to serve as a member of the board of directors due to her operational experience with Cori Capital Advisors, VB&P and Citibank and her financial background, which includes having served on the audit committees of four publicly-traded companies.

Julio A. Torres has served on our board of directors since October 2011. He previously served as our co-chief executive officer from October 2011 through January 2013. Since March 2013, Mr. Torres has served as the managing partner at Multiple Equilibria Capital, a financial advisory firm. From August 2015 to March 2018, Mr. Torres served as Chief Executive Officer and a member of the board of directors of Andina Acquisition Corp. II, a blank check company that consummated an initial business combination with Lazy Days’ R.V. Center, Inc. From March 2008 to February 2013, Mr. Torres served as managing director of Nexus Capital Partners, a private equity firm. From April 2006 to February 2008, Mr. Torres served with the Colombian Ministry of Finance acting as director general of public credit and the treasury. From June 2002 to April 2006, Mr. Torres served as managing director of Diligo Advisory Group, an investment banking firm. From September 1994 to June 2002, Mr. Torres served as vice president with JPMorgan Chase Bank.

We believe Mr. Torres is well-qualified to serve as a member of our board of directors due to his operational experience with Nexus Capital Partners, his work with the Colombian government and his extensive contacts he has fostered while working at Nexus Capital Partners, JPMorgan Chase Bank and in the Colombian government.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

Audit Committee

We have a standing audit committee of the board of directors, which consists of Martha L. Byorum, Samuel R. Azout and Julio Torres, with Martha L. Byorum serving as chairman. Each of the members of the audit committee is independent under the applicable NASDAQ Capital Market listing standards.

The audit committee has a written charter, a copy of which is included in our compendium of Corporate Governance Guidelines. The purpose of the audit committee is to assist the Board in monitoring the integrity of the Company’s financial statements, to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls. The audit committee’s duties, which are specified in the audit committee charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors,” as defined for audit committee members under the NASDAQ Capital Market listing standards and the rules and regulations of the Securities and Exchange Commission, who are “financially literate,” as defined under the NASDAQ Capital Market’s listing standards. The NASDAQ Capital Market’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, statement of operations and cash flow statement. The board of directors has determined that Martha Byorum satisfies the NASDAQ Capital Market’s definition of financial sophistication and also qualifies as an “audit committee financial expert” as defined under rules and regulations of the Securities and Exchange Commission.

Nominating Committee

We have a standing nominating committee, which consists of A. Lorne Weil, Martha L. Byorum and Samuel R. Azout, with A. Lorne Weil serving as chairperson. Each member of the nominating committee is an “independent director” as defined under the NASDAQ Capital Market listing standards. Pursuant to its written charter, a copy of which is included in our compendium of Corporate Governance Guidelines, our nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors.

Guidelines for Selecting Director Nominees

The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Currently, the guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service, that is consistent with the image and reputation of the Company;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

We have a standing compensation committee consisting of Julio Torres, Samuel R. Azout and Luis F. Castro, with Julio Torres serving as chairperson. Pursuant to the compensation committee charter, a copy of which is included in our compendium of Corporate Governance Guidelines, the compensation committee oversees our compensation and employee benefit plans and practices, including our executive, director and other incentive and equity-based compensation plans. The specific responsibilities of the compensation committee include making recommendations to the board regarding executive compensation of our executive officers and non-employee directors, approving a corporate compensation policy, and preparing and reviewing compensation-related disclosure, including a compensation discussion and analysis and compensation committee report (if required), for our filings with the Securities and Exchange Commission.

Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful fraud, willful misconduct, civil fraud or the consequences of committing a crime. Our third amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful neglect or willful default.

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

Overview; Compensation Discussion and Analysis

Our policies with respect to the compensation of our executive officers are administered by our board in consultation with our compensation committee. Our compensation policies are intended to provide for compensation that:

●	is sufficient to attract and retain executives of outstanding ability and potential;
●	is tailored to the unique characteristics and needs of our company;
●	considers individual value and contribution to our success;
●	is designed to motivate our executive officers to achieve our annual and long-term goals by rewarding performance based on the attainment of those goals;
●	is designed to appropriately take into account risk and reward in the context of our business environment;
●	reflects an appropriate relationship between executive compensation and the creation of shareholder value; and
●	is sensitive to market benchmarks.

The compensation committee is charged with recommending executive compensation packages to our board that meet these goals. In making decisions about executive compensation, the compensation committee relies on the experience of its members as well as subjective considerations of various factors, including individual and corporate performance, our strategic business goals, each executive’s position, experience, level of responsibility, and future potential, and compensation paid by companies of similar size in our industry. The compensation committee does not set specific targets or benchmarks for overall compensation or for allocations between different elements of compensation.

Our compensation committee is charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies. As part of this review, management submits recommendations to the compensation committee.

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in our industry. Our compensation committee stays appraised of the cash and equity compensation practices of publicly held companies in the glass and aluminum industries through the review of such companies’ public reports and through other resources. The companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

Base Salaries

Each of our named executive officers is employed on an at-will basis. Base salaries for our executive officers are individually determined by our compensation committee each year to ensure that each executive’s base salary forms part of a compensation package which appropriately rewards the executive for the value he or she brings to our company. Each executive’s base salary may be increased or decreased in the discretion of the compensation committee in accordance with our compensation philosophy.

Bonuses

In addition to their base salaries, our named executive officers are entitled to receive annual performance bonuses based on the company’s financial performance and achievement of certain targets throughout the year.

Other Compensation and Benefits

Named executive officers receive additional compensation in the form of vacation, medical, 401(k),2 and other benefits generally available to all of our employees. We do not provide any other perquisites or other personal benefits to our named executive officers.

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2018 and 2017 of each of our named executive officers (as defined in Item 402(m) of Regulation S-K).

Name and principal position	Year	Salary	Bonus	Total
Jose M. Daes (1)	2018	$1,020,000	$102,000	$1,122,000
Chief Executive Officer	2017	$965,805	$-	$965,805
Christian T. Daes (2)	2018	$1,020,000	$102,000	$1,122,000
Chief Operating Officer	2017	$873,262	$-	$873,262
Santiago Giraldo (3) (4)	2018	$183,971	$50,000	$233,971
Chief Financial Officer	2017	$160,000	$11,451	$171,451

(1)	Mr. Daes was appointed Chief Executive Officer in December 2013 in connection with the Business Combination. Mr. Daes also serves as Chief Executive Officer of ES.
(2)	Mr. Daes was appointed Chief Operating Officer in December 2013 in connection with the Business Combination. Mr. Daes also serves as Chief Executive Officer of Tecnoglass.
(3)	Mr. Giraldo was appointed Chief Financial Officer in July, 2017. Mr. Giraldo also serves as Chief Financial Officer of TG and ES.
(4)	Mr. Giraldo’s 2018 salary was paid in Colombian pesos. The $183,971 salary represents Mr. Giraldo’s receipt of an aggregate of $588 million pesos, converted to US dollars at an exchange rate of 3,196.15 pesos per dollar, which was the spot rate exchange rate on December 4, 2018.

Compensation Arrangements with Named Executive Officers

On November 29, 2018, our compensation committee approved the following compensation arrangements for 2019 for each of Messrs. Daes, Daes, and Giraldo: (i) with respect to each of Messrs. Daes and Daes, a base salary of $1,200,000 plus a bonus of up to $240,000; and (ii) with respect to Mr. Giraldo, a base salary of approximately $184,000 payable in pesos and a bonus of up to $55,000 per year. Each of the bonuses will be based on our 2019 financial performance and achievement of certain to-be-agreed upon targets throughout the year.

Equity Awards at Fiscal Year End

As of December 31, 2018, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

2 In Colombia?

Director Compensation

Each of our non-employee directors receives an annual award of ordinary shares of the Company with a grant date fair value equal to approximately $50,000. Additionally, our chairwoman of the Audit Committee and each other member of our Audit Committee receives an annual award of ordinary shares of the Company with a grant date fair value equal to approximately $18,000 and $8,000, respectively, for serving on our Audit Committee. Non-employee directors do not receive cash compensation for their service.

On November 29, 2018, our compensation committee approved increases in compensation for our non-employee directors to $52,000 per year, for the Audit Committee chair to $8,640 and for each other member of our Audit Committee to $8,320, all payable annually and in cash.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2018.

Name	Total Annual Comensation
Samuel R. Azout	$58,000
Martha L. Byorum	$68,000
Luis Fernando Castro Vergara (1)	$7,692
Julio A. Torres	$58,000
Juan Carlos Vilariño	$50,000
A. Lorne Weil	$50,000

(1)	Reflects the pro-rated non-executive director compensation owed to Mr. Castro Vergara for his service as a director beginning on November 6, 2018. Director compensation is paid annually in cash.

Compensation Committee Interlocks and Insider Participation

During 2018, each of Julio Torres, Samuel R. Azout, Juan Carlos Vilariño (through November 6, 2018), and Luis Fernando Castro Vergara (beginning on November 6, 2018) served on our compensation committee. No member of the compensation committee during 2018 was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure pursuant to SEC rules and regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure pursuant to SEC rules and regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table and accompanying footnotes set forth certain information as of December 31, 2018 with respect to the ownership of our ordinary shares by:

●	each person known to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each director and each named executive officer; and
●	all current executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except with respect to Energy Holding Corporation, the ownership figures below do not reflect any shares received by the individuals as a result of our regular dividends payable in cash or ordinary shares at the option of the holders, as described under “Dividends” elsewhere in this annual report.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Ordinary Shares Outstanding

Directors and Named Executive Officers

Jose M. Daes	227,664	(2)	*
Chief Executive Officer and Director
Christian T. Daes	168,912	(2)	*
Chief Operating Officer and Director
Samuel R. Azout	12,520		*
Director
Luis F. Castro Vergara	-		*
Director
Santiago Giraldo	-		*
Chief Financial Officer
A. Lorne Weil	106,974	(3)	*
Chairman of the Board
Julio A. Torres	105,520		*
Director
Martha L. Byorum	81,764		*
Director
All directors and executive officers as a group (8 persons)	703,354		1.9%
Five Percent Holders:
Energy Holding Corporation	24,282,197	(4)	63.7%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.
(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.
(3)	Does not include 253,000 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children.
(4)	Represents all ordinary shares held by Energy Holding Corporation, of which Messrs. Joaquin Fernandez and Alberto Velilla Becerra are directors and may be deemed to share voting and dispositive power over such shares.

Equity Compensation Plans

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	-	-	1,593,917

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	1,593,917

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2018, no awards had been made under the 2013 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Ventanas Solar S.A.

Ventanas Solar S.A., a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year ended December 31, 2018, 2017 and 2016 were $2.9 million, $3.7 million and $8.3 million, respectively. Outstanding receivables from VS at December 31, 2018, 2017 and 2016 were $6.2 million, $6.3 million and $9.1 million, respectively, as a portion of receivables is tied up in retainage.

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

Director Independence

We adhere to the NASDAQ Capital Market listing standards in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.

The NASDAQ Capital Market listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, we have affirmatively determined that Messrs. Weil, Azout, Castro Vergara, Torres and Ms. Byorum qualify as independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

Effective December 30, 2014, the firm of PricewaterhouseCoopers Ltda. acts as our independent registered public accounting firm. The Company paid $0.7 million, $0.6 million, and $0.9 million to PricewaterhouseCoopers Ltda for audit and audit related fees during 2018, 2017 and 2016, respectively.

Audit Committee Approval

Our audit committee pre-approved all the services performed by PricewaterhouseCoopers Ltda. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Reorganization dated as of August 17, 2013 and as amended November 6, 2013, by and among the Company, Andina Merger Sub, Inc., Tecnoglass S.A., C.I. Energia Solar S.A. E.S. Windows and Tecno Corporation	By Reference	Schedule 14A	December 4, 2013
3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Form of First Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 12, 2012
4.5	Form of Second Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	March 7, 2012
10.1	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.2	Indemnity Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.3	Additional Shares Escrow Agreement dated as of December 20, 2013, by and among the Company, Representative, Committee and Continental Stock Transfer and Trust Company.	By Reference	8-K	December 27, 2013
10.4	Form of Lock-Up Agreement between the Company and Energy Holding Corporation	By Reference	8-K	August 22, 2013
10.5	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.6	Form of Subscription Agreement	By Reference	8-K	December 19, 2013
10.7	Form of Indemnification Agreement	By Reference	8-K	March 6, 2014
10.8	Share Purchase Agreement, dated as of March 1, 2017, between the Company and Giovanni Monti	By Reference	10-Q	May 12, 2017
10.9	Settlement Agreement, dated June 30, 2018, between the Company and Giovanni Monti	Herewith
10.10	Investment Agreement dated January 11, 2019, by and among Tecnoglass Inc., Holding Concorde S.A.S., Saint-Gobain Colombia S.A.S., Saint-Gobain Cristaleria S.L., and Pilkington International Holdings B.V.	By Reference	8-K	January 11, 2019
21	List of subsidiaries.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

Exhibit No.	Description	Included	Form	Filing Date
23.1	Consent of PricewaterhouseCoopers Ltda.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March, 2019.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer	March 8, 2019
Jose M. Daes	(Principal Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	March 8, 2019
Christian T. Daes

/s/ Santiago Giraldo	Chief Financial Officer	March 8, 2019
Santiago Giraldo	(Principal Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	March 8, 2019
A. Lorne Weil

/s/ Samuel R. Azout	Director	March 8, 2019
Samuel R. Azout

/s/ Luis Fernando Castro	Director	March 8, 2019
Juan Carlos Vilariño

/s/ Martha Byorum	Director	March 8, 2019
Martha Byorum

/s/ Julio A. Torres	Director	March 8, 2019
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Tecnoglass Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tecnoglass Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective design and maintenance of controls over income tax accounts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Bogota, Colombia

March 8, 2019

We have served as the Company’s auditor since 2014.

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$33,040	$40,923
Investments	1,163	1,680
Trade accounts receivable	92,791	110,464
Unbilled receivables on uncompleted contracts	-	9,996
Due from related parties	8,239	8,500
Inventories	91,849	71,656
Contract assets – current portion	46,018	-
Prepaid expenses	1,367	1,165
Other current assets	18,932	17,514
Total current assets	293,399	261,898

Long term assets:
Property, plant and equipment, net	149,199	168,701
Contract assets – non-current	6,986	-
Intangible assets	9,006	11,517
Goodwill	23,561	23,130
Deferred income tax	4,770	103
Other long term assets	2,853	2,651
Total long term assets	196,375	206,102
Total assets	$489,774	$468,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$21,606	$3,260
Trade accounts payable	65,510	55,182
Accrued interest expense	7,567	7,392
Dividend Payable	736	585
Due to related parties	1,500	975
Payable associated to GM&P acuiqisition	-	29,000
Taxes payable	7,154	12,076
Labor liabilities	1,733	1,550
Contract liabilities – current portion	16,789	-
Current portion of customer advances on uncompleted contracts	-	11,429
Total current liabilities	122,595	121,449

Deferred income taxes	2,706	2,317
Long Term Payable associated to GM&P acquisition	8,500	-
Long term note payable to related party	600	-
Customer advances on uncompleted contracts	-	1,571
Contract liabilities – non-current	1,436	-
Long-term debt	220,709	220,998
Total long term liabilities	233,951	224,886
Total liabilities	$356,546	$346,335

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2018 and 2017	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 38,092,996 and 34,836,575 shares issued and outstanding at December 31, 2018 and 2017, respectively	4	3
Legal reserves	1,367	1,367
Additional paid-in capital	157,604	125,317
Retained earnings	10,439	22,212
Accumulated other comprehensive income (loss)	(37,058)	(28,651)
Shareholders’ equity attributable to controlling interest	132,356	120,248
Shareholders’ equity attributable to non-controlling interest	872	1,417
Total shareholders’ equity	133,228	121,665
Total liabilities and shareholders’ equity	$489,774	$468,000

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Years ended December 31,
	2018	2017	2016

Operating revenue:
Customers	$365,646	$309,375	$295,274
Related Parties	5,338	5,081	9,742
Total Operating Revenue	370,984	314,456	305,016

Cost of sales	250,767	215,274	192,369
Gross profit	120,217	99,182	112,647

Operating expenses:
Selling	39,390	33,784	36,953
General and administration	33,632	31,034	27,846
Operating expenses	73,022	64,818	64,799

Operating income	47,195	34,364	47,848

Change in fair value of warrant liability	-	-	776
Change in fair value of earnout shares liability	-	-	4,674
Non-operating income, net	2,915	3,190	4,155
Foreign currency transaction gains (losses)	(14,461)	(3,028)	(1,387)
Loss on extinguishment of debt	-	(3,136)	-
Interest expense	(21,187)	(19,872)	(16,814)

Income before taxes	14,462	11,518	39,252

Income tax provision	5,976	5,793	16,072
Net income (loss)	$8,486	$5,725	$23,180

Less: Loss (income) attributable to non-controlling interest	545	(276)	-
Net income (loss) attributable to parent	9,031	5,449	23,180

Comprehensive income:
Net income (loss)	$8,486	$5,725	$23,180
Foreign currency translation adjustments	(8,407)	549	1,969
Total comprehensive income (loss)	$79	$6,274	$25,149
Less: Loss (income) attributable to non-controlling interest	545	(276)	-
Total comprehensive income attributable to parent	$624	$5,998	$25,149

Basic income (loss) per share	$0.23	$0.16	$0.71
Diluted income (loss) per share	$0.22	$0.15	$0.69
Basic weighted average common shares outstanding	37,511,851	36,836,075	32,864,628
Diluted weighted average common shares outstanding	38,062,635	37,386,858	33,415,412

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share data)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Arreibutable	Non- Controlling	Total Shareholders’
	Shares	Amount	Capital	Reserve	Deficit)	Loss	to Parent	Interest	Equity
Balance at December 31, 2015	26,895,636	$3	$45,584	$1,367	$22,028	$(31,169)	$37,813	$-	$37,813

Issuance of common stock	2,500,000	-	30,279	-	-	-	30,279	-	30,279

Cash Dividend	-	-	-	-	(4,226)	-	(4,226)	-	(4,226)

Stock dividend	272,505	-	12,171	-	(12,171)	-	-	-	(0)

Exercise of warrants	2,690,261	-	30,437	-	-	-	30,437	-	30,437

Exercise of Unit Purchase Options	58,297	-	404	-	-	-	404	-	404

Share based compensation	21,045	-	292	-	-	-	292	-	292

ESWindows Distribution prior to acquisiiton	734,400	-	(4,320)	-	(2,263)	-	(6,583)	-	(6,583)

Foreign currency translation	-	-	-	-	-	1,969	1,969	-	1,969

Net income	-	-	-	-	23,180	-	23,180	-	23,180

Balance at December 31, 2016	33,172,144	$3	$114,847	$1,367	$26,548	$(29,200)	$113,565	$-	$113,565

Dividend	1,619,812	-	10,212	-	(9,785)	-	427	-	427

Exercise of Unit Purchase Options	8,559	-	-	-	-	-	-	-	-

Share based compensation	36,060	-	258	-	-	-	258	-	258

Non Controlling Interest GM&P	-	-	-	-	-	-	-	1,141	1,141

Foreign currency translation	-	-	-	-	-	549	549	-	549

Net income	-	-	-	-	5,449	-	5,449	276	5,725

Balance at December 31, 2017	34,836,575	$3	$125,317	$1,367	$22,212	$(28,651)	$120,248	$1,417	$121,665

Issuance of common stock	1,242,659	1	14,534	-	-	-	14,535	-	14,535

Adoption of ASC 606	-	-	-	-	(187)	-	(187)	-	(187)

Stock dividend	2,013,762	-	17,753	-	(20,617)	-	(2,864)	-	(2,864)

Foreign currency translation	-	-	-	-	-	(8,407)	(8,407)	-	(8,407)

Net income	-	-	-	-	9,031	-	9,031	(545)	8,486

Balance at December 31, 2018	38,092,996	$4	$157,604	$1,367	$10,439	$(37,058)	$132,356	$872	$133,228

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,486	$5,725	$23,180
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	23,157	20,969	15,522
Provision for bad debts	369	3,128	4,686
Provision for obsolete inventory	(20)	80	238
Other fair value adjustments, net	(155)	(72)	(54)
(Gain) Loss on disposition of assets	33	17	(477)
Change in fair value of earnout share liability	-	-	(4,674)
Change in fair value of warrant liability	-	-	(776)
Director Stock compensation	-	284	300
Deferred income taxes	(3,289)	(6,137)	(247)
Extinguishment of Debt	-	2,558	-
Amortization of deferred financing costs	1,468	1,204	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(23,700)	2,497	(25,979)
Inventories	(28,064)	(16,447)	(4,305)
Prepaid expenses	(1,161)	22	799
Other assets	(4,645)	(2,004)	1,343
Unbilled receivables	-	(10,653)	(7,768)
Trade accounts payable	34,588	13,055	(985)
Accrued interest expense	466	3,769	2,559
Taxes payable	(4,315)	(8,542)	(2,299)
Labor liabilities	340	134	439
Related parties	(23)	1,815	2,259
Contract assets and liabilities	(8,566)	-	-
Advances from customers	-	2,807	(6,846)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5,031)	$14,209	$(3,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(13,117)	(7,027)	(22,906)
Proceeds from sale of property and equipment	-	-	686
Acquisition of businesses and intangible assets	(6,000)	(7,873)	-
Proceeds from sale of investments	1,575	571	24,486
Purchase of investments	(1,184)	(600)	(26,975)
CASH USED IN INVESTING ACTIVITIES	$(18,726)	$(14,929)	$(24,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from bond issuance	-	201,801	-
Repayments of debt and capital leases	(8,860)	(205,330)	(163,126)
Proceeds from debt	28,600	20,761	196,468
Proceeds from the exercise of unit purchase options	-	-	404
Dividends paid	(2,714)	(2,471)	(741)
Subsidiary distributions prior to acquisition	-	-	(2,263)
Proceeds from the exercise of warrants	-	-	800
CASH PROVIDED BY FINANCING ACTIVITIES	$17,026	$14,761	$31,542

Effect of exchange rate changes on cash and cash equivalents	(1,152)	(36)	499

NET (DECREASE) INCREASE IN CASH	(7,883)	14,005	4,247
CASH - Beginning of year	40,923	26,918	22,671
CASH - End of year	$33,040	$40,923	$26,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$18,223	$15,774	$8,696
Taxes	$8,399	$17,834	$25,825

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under capital lease, financial obligations or credit	$447	$1,751	$19,641
Gain in extinguishment of GM&P payment settlement	$3,606	$-	$-

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

Principles of Consolidation

These financial statements consolidate Tecnoglass, its indirect wholly-owned subsidiaries TG, ES and ESW LLC, its direct wholly owned subsidiaries GM&P, Tecno LLC and Tecno RE, and majority owned subsidiary Componenti, which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation.

Non-controlling interest

When the Company owns a majority of a subsidiary’s stock, the Company includes in its consolidated financial statements the non-controlling interest in the subsidiary. The non-controlling interest in the Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Consolidated Balance Sheet, is equal to the non-controlling proportionate share of the subsidiary’s net assets.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2018, 2017 and 2016, cash and cash equivalents were primarily comprised of deposits held in operating accounts in Colombia, Panama and United States. As of December 31, 2018, 2017 and 2016 the Company had no restricted cash.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2018, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 9- Goodwill and Intangible Assets for additional information.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires compensation costs related to share-based transactions, including employee stock options, to be recognized based on fair value. The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. In October 2015, the Company authorized to grant each non-employee director $50 worth of ordinary shares of the Company payable annually and first payment was made in October 2016. In November 2016 the Company authorized additional payment of $8 on an annual basis to members of the Company´s Audit Committee members and $18 on an annual basis to the Chair of the Audit Committee, all of whom are members of the board of directors. The Company recorded director stock compensation of $284 and $247 during the years ended December 31, 2017 and 2016. In 2018 the Company began paying non employee directors in cash.

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

See Note 13 - Fair Value Measurements.

Revenue Recognition

Our principal sources of revenue are derived from product sales, sometimes referred to as standard form sales, and supply and installation contracts, sometimes referred to as revenues from fixed price contracts. We identified one single performance obligation for both forms of sales. Revenue is recognized when control is transferred to our customers. For product sales, the performance obligations are satisfied at a point in time and control is deemed to be transferred upon delivery.

Approximately 43.3% of the Company’s consolidated net sales is generated supply and installation contracts with customers that require to design, develop, test, manufacture, and install windows according to the customers’ specifications. These contracts are primarily multi-year contracts with real estate general contractors and are generally priced on a fixed-price basis and are invoiced based on contract progress.

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

These performance obligations are satisfied over time. Sales are recognized over time when control is continuously transferred to the customer during the contract. The continuous transfer of control to the customer is supported by contract clauses that provide for progress or performance-based payments. Generally, if a customer unilaterally terminates a contract, the Company has the right to receive payment for costs incurred plus a reasonable profit for products and services that do not have alternative use to the Company.

Sales are recorded using the cost-to-cost method on supply and installation contracts that include performance obligations satisfied over time. These sales are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods.

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

The Company’s supply and installation contracts allow for progress payments to bill the customer as contract costs are incurred and the customer often retains a small portion of the contract price until satisfactory completion of the contractual statement of work, which is a retainage of approximately 10%. The Company records an asset for unbilled receivables due to completing more work than the progress payment schedule allows to collect at a point in time. For certain supply and installation contracts, the Company receives advance payments. Advanced payments are not considered a significant financing component because they are a negotiated contract term to ensure the customer meets its financial obligation, particularly when there are significant upfront working capital requirements. The Company records a liability for advance payments received in excess of sales recognized, which is presented as a contract liability on the balance sheet.

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The Company recognizes a liability for non-recurring obligations as situations considering that projects actual costs are usually adjusted to estimated costs. The Company did not recognize sales for performance obligations satisfied in prior periods during year ended December 31, 2018.

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

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2018, 2017 and 2016 amounted to approximately $1,526, $1,385 and $1,293, respectively.

Employee Benefits

The Company provides benefits to its employees in accordance with Colombian labor laws. Employee benefits do not give rise to any long term liability.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecnoglass LLC and Tecnoglass RE LLC are subject to the taxing jurisdiction of the United States. Tecnoglass is subject to the taxing jurisdiction of the Cayman Islands. Annual tax periods prior to December 2014 are no longer subject to examination by taxing authorities in Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes.

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

Recently Issued Accounting Pronouncements

In November 2019, the FASB issued ASU 2018-19 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). In June 2016, FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB provided entities the option to instead apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented. The Company expects to apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements and expects no material impact to Consolidated Balance Sheet and Consolidated Statement of Operations.

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

As discussed in Note 2, the Company adopted ASC 606 using the modified retrospective transition method. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to January 1, 2018. With the adoption of ASC 606, the Company recognizes sales over time by using the cost-to-cost method on all of its supply and installation contracts and measures the extent of progress toward completion using the cost-to-cost method after adjusting inventory for uninstalled materials and that control has not been passed to the customer. Previously, under ASC 605, the Company recognized sales over time by using the percentage of completion method on all of its fixed-type contracts and measured the extent of progress toward completion using the cost-to-cost method but adjusted inventory for uninstalled materials only for those projects were this method was not appropriately reflecting the progress on the contracts. Accordingly, the adoption of ASC 606 impacted all contracts that had uninstalled materials were control has not been passed to the customer regardless of the extent of progress toward completion.

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

The Company made certain presentation changes to its consolidated balance sheet on January 1, 2018 to comply with ASC 606. The components of contracts in process as reported under ASC 605, which included unbilled contract receivables and inventoried contract costs, have been reclassified as contract assets and inventories, respectively, after certain adjustments described below under ASC 606. The remainder of inventoried contract costs, primarily related to inventories not controlled by the Company’s customers, were reclassified to inventories. The Company expenses costs to obtain a contract and costs to fulfill a contract as incurred. Other revenues not related to fixed-type contracts did not result in any changes under ASC 606 and the revenues are still been recognized when control is transferred to the customer based on the sales terms.

The table below presents the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet due to the adoption of ASC 606.

	December 31, 2017 As Reported Under ASC 605	Adjustments Due to ASC 606	January 1, 2018 As Adjusted Under ASC 606
ASSETS
Trade accounts receivable, net	$110,464	$(30,223)	$80,241
Inventories	71,656	1,975	73,631
Unbilled receivables on uncompleted contracts	9,996	(9,996)	-
Contract assets	-	45,468	45,468
Other Assets	275,884	-	275,884
Total Assets	$468,000	$7,224	$475,224

LIABILITIES
Contract liabilities - current	-	18,945	18,945
Current portion of customer advances on uncompleted contracts	11,429	(11,429)	-
Other current liabilities	13,626	(105)	13,521
Customer advances on uncompleted contracts - non-current	1,571	(1,571)	-
Contract liabilities - current	-	1,571	1,571
Other Liabilities	319,709	-	319,709
Total liabilities	$346,335	$7,411	$353,746

SHAREHOLDERS’ EQUITY
Retained earnings	22,212	(187)	22,025
Total shareholders’ equity	$121,665	$(187)	$121,478

The adjustment of trade accounts receivable upon adoption of ASC 606 is related to the reclassification of retainage receivables to contract assets. See breakdown of contract assets further below.

The table below presents the impact of the adoption of ASC 606 on the Company’s balance sheet.

	December 31, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606

ASSETS
Trade accounts receivable	$117,106	$(24,315)	$92,791
Inventories	90,716	1,133	91,849
Unbilled receivables on uncompleted contracts	18,556	(18,556)	-
Contract assets - current portion	-	46,018	46,018
Other Assets	252,130	-	252,130
Contract assets - Non-current	6,986	-	6,986
Total Assets	$485,494	$4,280	$489,774

LIABILITIES
Contract liabilities - current	-	16,789	16,789
Current portion of customer advances on uncompleted contracts	12,396	(12,396)	-
Other current liabilities	105,806	-	105,806
Customer advances on uncompleted contracts - non-current	1,436	(1,436)	-
Contract liabilities - non-current	-	1,436	1,436
Other Liabilities	232,590	(75)	232,515
Total liabilities	$352,228	$4,318	$356,546

SHAREHOLDERS’ EQUITY
Retained earnings	10,477	(38)	10,439
Total shareholders’ equity	$133,266	$(38)	$133,228

The table below presents the impact of the adoption of ASC 606 on the Company’s statement of operations.

	Year ended December 31, 2018
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606

Operating Revenues	$372,230	$(1,246)	$370,984
Cost of Sales	251,900	(1,133)	250,767
Gross Profit	120,330	(113)	120,217

Operating Expenses	(73,022)		-73,022
Other Income and Expenses	47,308	(113)	47,195

Income Before Tax	14,575	(113)	14,462
Income Tax Provision	6,051	(75)	5,976
Net Income	8,524	(38)	8,486
Net Income Attributable to Parent	$9,069	$(38)	$9,031

Basic earnings per share	$0.23	$-	$0.23
Diluted earnings per share	$0.22	$-	$0.22

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Year ended December 31,
	2018	2017	2016
Supply and installation contracts	$160,503	$148,317	$48,725
Product sales	210,481	166,139	256,291
Total Revenues	$370,984	$314,456	$305,016

Remaining Performance Obligations

As of December 31, 2018, the Company had $251.7 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $217.4 million are expected to be recognized during the year ended December 31, 2019, and $34.4 million during the year ended December 31, 2020.

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

The table below presents the components of net contract assets (liabilities).

	December 31, 2018	January 1, 2018
Contract assets — current	$46,018	$45,468
Contract assets — non-current	6,986	-
Contract liabilities — current	(16,789)	(18,945)
Contract liabilities — non-current	(1,436)	(1,571)
Net contract assets	$34,779	$24,952

The components of contract assets are presented in the table below.

	December 31, 2018	January 1, 2018
Unbilled contract receivables, gross	$21,703	$15,245
Retainage	31,301	30,223
Total contract assets	53,004	45,468
Less: current portion	46,018	45,468
Contract Assets – non-current	$6,986	$-

The components of contract liabilities are presented in the table below.

	December 31, 2018	January 1, 2018
Billings in excess of costs	$4,393	$7,516
Advances from customers on uncompleted contracts	13,832	13,000
Total contract liabilties	18,225	20,516
Less: current portion	16,789	18,945
Contract liabilities – non-current	$1,436	$1,571

During the year ended December 31, 2018, the Company recognized $6,381 of sales related to its contract liabilities at January 1, 2018.

Note 4.	GM&P Acquisition

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

The following table summarizes the consideration transferred to acquire GM&P and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the non-controlling interest in Componenti as of the acquisition date. Under ASC 805, a company can apply measurement period adjustments during the twelve-month period after the date of acquisition. During this period, the acquirer may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values. The allocation of the consideration transferred was based on management’s judgment after evaluation of several factors, including a preliminary valuation assessment. The analysis was completed on March 2018 and results in measurement period adjustments are included in the final purchase price allocation as shown on the table below. The goodwill from the GM&P acquisition represents the expected synergies from combining operations with Tecnoglass Inc., and is not deductible for tax purposes

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

Non-controlling interest

With the acquisition of GM&P, the Company also acquired a 60% equity interest in Componenti USA LLC, a subsidiary of GM&P that provides architectural specialties in the US, specializing in design-build systems for individual projects and with experience in value engineering to create products that comply with the architects’ original design intent, while maintaining focus on affordable construction methods and materials. The 40% non-controlling interest in Componenti is included in the opening balance sheet as of the acquisition date and its fair value amounted to $1,141. When the company owns a majority (but less than 100%) of a subsidiary’s stock, the Company includes in its Consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling interests’ proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Consolidated Balance Sheet, is equal to the non-controlling interests’ proportionate share of the subsidiary’s net assets. In determining the fair value we used the income approach amd the market approach which was performed by third party valuation specialists under management.

Note 5.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	December 31,
	2018	2017
Current accounts receivable	$95,474	$82,970
Retainage (1)	-	30,223
Trade accounts receivable	95,474	113,193
Less: Allowance for doubtful accounts	(2,683)	(2,729)
	$92,791	$110,464

(1)	Retainage as of December 31, 2018 amount to $31,301 and is presented as contract assets as a result of the adoption of the new accounting standard for revenue recognition, ASC 606, further described in Note 3. New Accounting Standards Implemented.

The changes in the allowance for doubtful accounts for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Balance at beginning of year	$2,729	$2,083
Provision for bad debts	369	3,128
Deductions and write-offs, net of foreign currency adjustment	(415)	(2,482)
Balance at end of year	$2,683	$2,729

Note 6.	Inventories

Inventories are comprised of the following

	December 31, 2018	December 31, 2017
Raw materials	$43,744	$40,509
Work in process	25,957	11,468
Finished goods	14,251	13,236
Stores and spares	7,437	6,134
Packing material	540	438
	91,929	71,785
Less: inventory allowances	(80)	(129)
	$91,849	$71,656

There are no third party liens or pledges on our inventories as of December 31, 2018.

Note 7.	Other Current Assets

Other assets consists of the following:

	December 31,
	2018	2017
Advances to Suppliers and Loans	$1,100	$795
Prepaid Income Taxes	16,000	15,573
Employee Receivables	418	455
Other Creditors	1,414	691
	$18,932	$17,514

Note 8.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31, 2018	December 31, 2017

Building	$53,784	$59,237
Machinery and equipment	133,663	134,536
Office equipment and software	6,238	5,936
Vehicles	1,887	1,834
Furniture and fixtures	2,339	2,274
Total property, plant and equipment	197,911	203,817
Accumulated depreciation	(77,884)	(66,083)
Net book value of property and equipment	120,027	137,734
Land	29,172	30,967
Total property, plant and equipment, net	$149,199	$168,701

Depreciation expense was $18,807, $17,472 and $14,508 for the years ended December 31, 2018, 2017 and 2016, respectively.

The roll forward of Property, plant and equipment for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Property, Plant and Equipment
Beginning balance	$234,784	$220,074
Beginning balance Acquisitions GM&P, Componenti	-	961
Acquisitions	13,563	8,782
Tax incentive on installation of solar panels	(1,531)
Disposals	(72)	(17)
Reclassification to investment property	-	5,459
Effect of Foreign currency translation	(19,662)	(475)
Ending Balance	$227,083	$234,784

Accumulated Depreciation
Beginning Balance	$(66,083)	$(49,277)
Beginning balance Acquisitions GM&P, Componenti	-	(277)
Depreciation Expense	(18,807)	(17,472)
Disposals	39	-
Reclassification to investment property	-	(585)
Effect of Foreign Currency Translation	6,967	1,528
Ending balance	$(77,884)	$(66,083)
Property, plant and Equipment, Net	$149,199	$168,701

The effect of foreign currency translation is the adjustment resulting from translating the amounts from Colombian Pesos, functional currency of some of the Company’s subsidiaries, into U.S. Dollars, the reporting currency.

Note 9.	Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of the Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2016	$1,330
GM&P Acquisition	21,800
Ending balance – December 31, 2017	$23,130
GM&P measurement period adjustment	431
Ending balance – December 31, 2018	$23,561

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates in the required to market hurricane- resistant glass in Florida. Also, it includes the intangibles related to the acquisition of GM&P.

	December 31, 2018
	Gross	Acc. Amort.	Net
Trade Names	$980	$(359)	$621
Notice of Acceptances (NOAs), product designs and other intellectual property	10,881	(5,425)	5,456
Non-compete Agreement	165	(60)	105
Contract Backlog	3,090	(2,832)	258
Customer Relationships	4,140	(1,626)	2,514
Total	$19,256	$(10,302)	$8,954

	December 31, 2017
	Gross	Acc. Amort.	Net
Trade Names	$980	$(163)	$817
Notice of Acceptances (NOAs), product designs and other intellectual property	10,826	(5,467)	5,359
Non-compete Agreement	165	(28)	137
Contract Backlog	3,090	(1,287)	1,803
Customer Relationships	4,140	(739)	3,401
Total	$19,201	$(7,684)	$11,517

	December 31, 2016
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs) and product designs	8,524	(3,969)	4,555

The weighted average amortization period is 5.2 years.

During the twelve months ended December 31, 2018, 2017 and 2016, the amortization expense amounted to $4,350, $3,497 and $825, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2018 is as follows:

Year ending	(in thousands)
2019	$2,545
2020	2,133
2021	2,103
2022	1,225
2023	760
Thereafter	188
$8,954

Note 10.	Other Long Term Assets

Other long term assets are comprised of the following:

	December 31,
	2018	2017
Real estate investments	$2,271	$2,069
Cost method investment	500	500
Other long term assets	82	82
	$2,853	$2,651

Note 11.	Debt

The Company’s debt is comprised of the following:

	December 31, 2018	December 31, 2017
Revolving lines of credit	$19,146	$638
Capital lease	380	245
Unsecured senior note	210,000	210,000
Other loans	17,804	20,293
Less: Deferred cost of financing	(5,015)	(6,918)
Total obligations under borrowing arrangements	242,315	224,258
Less: Current portion of long-term debt and other current borrowings	21,606	3,260
Long-term debt	$220,709	$220,998

As December 31, 2018 and December 31, 2017, the Company had $242,106 and $224,041 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos. The Company’s Other loans amounting to $17,804 have maturities ranging from sixty days to 11 years on a real estate mortgage. Our credit facilities bear interest at rates ranging from 3.9% to 8.2% and weighted average of 7.65%. Short term borrowings outstanding bear a weighted average interest rate of 4.7%. As December 31, 2018 and December 31, 2017, the Company had $208 and $216 of debt denominated in Colombian Pesos with the remaining amounts denominated in U.S. Dollars.

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

The Company had $5,037 and $4,758 of property, plant and equipment pledged as collateral for various lines of credit as of December 31, 2018 and December 31, 2017, respectively.

Maturities of long term debt and other current borrowings are as follows as of December 31, 2018:

Year Ending December 31,
2019	$21,606
2020	2,447
2021	2,411
2022	212,412
2023	2,380
Thereafter	6,074
Total	$247,330

The Company had $18,257 and $19,146 available and outstanding in several lines of credit under a revolving note arrangement as of December 31, 2018. The floating interest rates on the revolving notes range between 3.9% and 7.9% and a weighted average interest rate of 4.7%. The Company had $4,250 and $638 available and outstanding in several lines of credit under a revolving note arrangement as of December 31, 2017.

As of December 31, 2018, the Company was obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to $380. Differences between capital lease obligations and the value of property, plant and equipment under capital lease arises from differences between the maturities of capital lease obligations and the useful lives of the underlying assets.

Interest expense for the year ended December 31, 2018, 2017 and 2016 was $21,187, $19,872 and $16,814, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized interests in the amounts of $0, $10 and $377, respectively.

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

GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. The estimated combined state and federal income tax rate ranges between 34% and 39.5%. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands and Panama do not currently have any tax obligations. On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law. We analyzed the impact of the 2017 Act on our accounting for income taxes, including the remeasurement of our deferred tax assets and liabilities, and expect to see a reduction in U.S. tax expense as the new reform reduces the federal corporate tax rate from 35% to 21%.

The components of income tax expense (benefit) are as follows:

	December 31,
	2018	2017	2016
Current income tax
United States	$639	$4,558	$-
Colombia	8,626	7,372	16,318
	9,265	11,930	16,318

Deferred income Tax
United States	391	(2,328)	-
Colombia	(3,680)	(3,809)	(247)
	(3,289)	(6,137)	(247)
Total Provision for Income Tax	$5,976	$5,793	$16,071

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	December 31,
	2018	2017	2016
Income tax expense at statutory rates	31.3%	37.0%	40.00%
Non-deductible expenses	13.0%	18.6%	1.20%
Non-taxable income	-3.0%	-20.4%	-0.30%
Effective tax rate	41.3%	35.3%	40.9%

The Company’s effective tax rate of 35.3% for the year ended December 2017 reflects $4,628 of non-taxable income, including 7.7% related to certain intercompany gains of foreign exempt subsidiaries of $1,740 and 5.5% an unrecognized tax benefit related to GM&P’s uncertain tax position of $1,255, further described below, as well as $4,230 of non-deductible expenses including withholding taxes on debt payments, and other non-deductible expenses. Comparably, the Company had nontaxable gains of $776 and $4,674 related to the change in the fair value of warrant liability and earnout share liability during the year ended December 31, 2016.

There were no other individual items that contributed 5 percentage points or more in the reconciliation of the Company’s effective tax rate and the statutory rate during the years ended December 31, 2016 and 2015.

The Company has the following deferred tax assets and liabilities:

	December 31,
	2018	2017
Deferred tax assets:
Accounts Receivable Clients - not delivered FOB	$(1,119)	$-
Property, plant and equipment adjustments	427	483
Tax benefit on installation of renewable energy project	448	-
Operating loss carryforward	1,581	-
Financial Liabilities	30	-
Deferred profit on other assets	99	108
Foreign currency transactions	6,560	1,552
Provision Inventory obsolescence	24	35
Total deferred tax assets	$8,050	$2,178

Deferred tax liabilities:
Inventory - not delivered FOB	$-	$(1,134)
Investments	(118)	-
Property, plant and equipment adjustment	(130)	-
Unbilled receivables uncompleted contracts	(3,293)	(726)
Depreciation and Amortization	(2,445)	(2,532)
Total deferred tax liabilities	$(5,986)	$(2,124)

Net deferred tax	$2,064	$(2,214)

Net deferred tax is presented on the balance sheet as follows:

	December 31,
	2018	2017
Long term deferred income tax asset	$4,770	$103
Less: long term deferred income tax liability	$2,706	$2,317

Note 13.	Fair Value Measurements

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and advances from customers approximate their fair value due to their relatively short-term maturities. The Company bases its fair value estimate for long term debt obligations on its internal valuation.

As of December 31, 2018, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 11 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	December 31
	2018	2017
Fair Value	234,163	240,057
Carrying Value	220,709	220,998

Note 14.	Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	December 31, 2018	December 31, 2017
Assets
Current Assets
Due from VS	$6,229	$6,240
Due from other related parties	2,010	2,260
	$8,239	$8,500

Liabilities
Due to related parties - Current	$1,500	$975
Due to related parties – Long Term	600	-

	December 31, 2018	December 31, 2017	December 31, 2016

Revenues	$5,338	$5,081	$9,742
Interest Income	-	-	235

Expenses
Paid to other related parties	6,925	4,254	2,395

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year ended December 31, 2018, 2017 and 2016 were, $2,938, $3,670 and $8,269, respectively.

Payments to other related parties during the periods indicated are comprised of the following:

	Year ended December 31,
	2018	2017	2016
Charitable contributions	1,263	2,787	1,340
Sales commissions	1,419	691	392

Note 15.	Commitments and Contingencies

Commitments

As of December 31, 2018, the Company has an outstanding obligation to purchase an aggregate of at least $31,264 of certain raw materials from a specific supplier before May 2026.

Additionally, in connection with the joint venture agreement the Company entered into with Saint-Gobain on January 11, 2019, further described in Note 21. Subsequent Events, the Company acquired a contingent obligation to purchase minimum volumes of float glass once the new plant located close to the Company’s actual manufacturing facilities commences operations, which are expected to initiate in 2022.

Guarantees

As of December 31, 2018, the Company does not have guarantees on behalf of other parties.

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

Preferred Shares

Tecnoglass is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2018, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2018, a total of 38,092,996 Ordinary shares were issued and outstanding.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital. The amount recorded meets this standard.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Numerator for basic and diluted earnings per shares
Net Income (Loss)	$8,486	$5,725	$23,180

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	37,511,851	36,836,075	32,864,628
Effect of dilutive securities and stock dividend	550,784	550,784	550,784
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	38,062,635	37,386,858	33,415,412

Basic earnings per ordinary share	$0.23	$0.16	$0.71
Diluted earnings per ordinary share	$0.22	$0.15	$0.69

As per ASC 260 – Earnings Per Share, 2,626,727 and 3,125,807 ordinary shares issued in connection with the share dividend paid since December 31, 2017 and 2016 are considered in the denominator for basic and diluted earnings per ordinary share, respectively.

The effect of dilutive securities includes 550,784 shares as of December 31, 2018, for shares potentially issued in relation to the dividend declared.

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2018, no awards had been made under the 2013 Plan.

Dividend

Prior to April 2015, we had not paid any cash dividends on our ordinary shares. On April 14, 2015, our Board of Directors authorized the payment of regular quarterly dividends to holders of our ordinary shares at a quarterly rate of $0.125 per share (or $0.50 per share on an annual basis). Our Board of Directors subsequently authorized an increase in the dividends to $0.14 per share (or $0.56 per share on an annual basis) beginning on the third quarter of 2017 going forward. The dividends are paid in cash or ordinary shares, at the option of holders of ordinary shares during an election period. The value of the ordinary shares used to calculate the number of shares issued with respect to that portion of the dividend payable in ordinary shares was the average of the closing price of our ordinary shares on the NASDAQ Capital Market during a set period. If no choice was made during the election periods, the dividend was paid in ordinary shares.

We intend to continue to pay dividends on our ordinary shares, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. Our bond indenture currently restricts the type of dividend we can make while the bonds are outstanding. See “Description of Indebtedness” below for further information. The payment of any dividends is ultimately within the discretion of our Board of Directors. The payment of dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition and limitations imposed by our outstanding indebtedness.

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

The Company analyzed the Company’s segmentation after the acquisition of GM&P and concluded that the operations of GM&P fall within our single operating segment, Architectural Glass and Windows. The CODM reviews financial information of the Company on a consolidated basis including GM&P on a comparative basis including an analysis with the consolidated budget and forecast. This acquisition has not changed the products and services offered in prior years and as such the company believes that there is no need of an additional segment due to the aforementioned above. Furthermore, a large part of the strategy behind the acquisition of GM&P was to use this entity as a platform to sell the Company´s products into the U.S, serving our clients by providing a full “end to end” portfolio of products and services integrated into one.

The following tables present geographical information about external customers. Geographical information is based on the location where there the customer is located.

	Year ended December 31,
	2018	2017	2016
Colombia	$62,445	$63,539	$98,758
United States	296,534	238,529	189,985
Panama	4,248	4,259	9,444
Other	7,757	8,129	6,829
Total Revenues	$370,984	$314,456	$305,016

The following table presents revenues from external customer by product groups.

	December 31,
	2018	2017	2016
Glass and framing components	$104,032	$67,311	$89,850
Windows and architectural systems	266,952	247,144	215,166
Total Revenues	$370,984	$314,456	$305,016

During the year ended December 31, 2018 and 2017, no single customer accounted for more than 10% of our revenues. Only GM&P before being acquired by the Company in 2017 accounted for more than 10% or more of our net sales, amounting to $80.0 million, or 26% of total sales during the years ended December 31, 2016.

The Company’s long-lived assets are distributed geographically as follows:

	December 31,
	2018	2017	2016
Colombia	$146,544	$166,380	$172,478
United States	38,075	39,037	5,631
Total long lived assets	$184,619	$205,417	$178,109

Note 18.	Operating Expenses

Selling expenses for the years ended December 31, 2018, 2017 and 2016 were comprised of the following:

	December 31,
	2018	2017	2016
Shipping and Handling	$18,583	$13,068	$15,568
Personnel	6,707	6,219	5,679
Sales commissions	5,382	4,527	4,346
Services	2,502	2,024	1,723
Packaging	1,283	1,306	950
Accounts Receivable provision	369	3,128	4686
Other Selling Expenses	4,564	3,512	4,001
Total Selling Expense	$39,390	$33,784	$36,953

General and administrative expenses for the years ended December 31, 2018, 2017 and 2016 were comprised of the following:

	December 31,
	2018	2017	2016
Personnel	$12,281	$10,631	$7,938
Professional fees	4,705	4,207	5,395
Taxes	845	895	1,302
Services	2,918	2,850	2,302
Depreciation and Amortization	4,887	4,404	1,788
Bank charges and tax on financial transactions	1,075	1,647	2,881
Insurance	1,601	1,487	893
Rent expense	854	552	209
Charitable contributions	1,385	1,537	1,504
Other expenses	3,081	2,824	4,736
Total General and administrative expenses	$33,632	$31,034	$27,846

Note 19.	Non-Operating Income and Expenses

Non-operating income and expenses, net on our consolidated statement of operations amounted to $2,915, $3,190 and $4,155 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are primarily comprised of income from interests on receivables and short-term investments, rent income and recoveries on scrap materials.

Note 20.	Selected Quarterly Financial Data (unaudited)

The following tables contain (unaudited) quarterly financial statement information for the years ended December 31, 2018 and 2017.

	2018 Quarters Ended
	March 31,	June 30,	September 30,	December 31,

Operating revenue	$87,160	$88,969	$96,992	$97,863
Gross profit	26,748	24,642	34,693	34,134
Net income (loss)	10,619	(3,870)	5,152	(4,415)
Net income (loss) attributable to parent	10,691	(3,658)	6,297	(22,361)
Basic income (loss) per share*	0.29	(0.10)	0.13	(0.12)
Diluted income (loss) per share*	$0.28	$(0.10)	$0.13	$(0.12)

	2017 Quarters Ended
	March 31,	June 30,	September 30,	December 31,

Operating revenue	$65,817	$80,976	$83,384	$84,279
Gross profit	22,252	22,544	27,184	27,202
Net income (loss)	1,031	(3,500)	7,025	1,169
Net income (loss) attributable to parent	1,019	(3,560)	6,924	1,066
Basic income (loss) per share*	0.03	(0.10)	0.19	0.03
Diluted income (loss) per share*	$0.03	$(0.10)	$0.19	$0.03

*Per share amounts have been retroactively adjusted to include the dilutive effect of shares issued in relation to a share dividend payment.

Note 21.	Subsequent Events

On January 9, 2019, we declared a regular quarterly dividend of $0.14 per share for the fourth quarter of 2018. The dividend will be payable on February 28, 2019 to shareholders of record as of the close of business on January 31, 2019. The dividend will be paid in cash or ordinary shares, to be chosen at the option of holders of ordinary shares during an election period beginning February 1, 2019 and lasting until 5:00 P.M. Eastern Time on February 15, 2019. The value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares shall be the average of the closing price of the Company’s ordinary shares on NASDAQ during the period from February 1, 2019 through February 15, 2019. If no choice is made during this election period, the dividend for this election period will be paid in ordinary shares of the Company.

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we will acquire an approximate 25% minority ownership interest in Vidrio Andino Holdings S.A.S, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in this entity is $34.1 million in cash and land worth $10.9 million near our facility in Barranquilla, which will be contributed on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes with a third party valuation to be conducted. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, had been one of our main suppliers of raw glass. We beleive this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25% interest. The new plant will be funded with proceeds the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021. Under the joint venture agreement, Saint Gobain will retain a majority ownership position and will have control over the operations of both plants and as such, the transaction will be accounted for under the equity method. The acquisition will be consummated on or before May 2019, once the original cash and land contributions have been completed and the shares of Vidrio Andino have been contributed.

