Form 10-Q
period 2019-03-31
Tecnoglass Inc.
filed 2019-05-09
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	TGLS	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,631,653 ordinary shares as of March 31, 2019.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$61,712	$33,040
Investments	2,300	1,163
Trade accounts receivable, net	106,188	92,791
Due from related parties	9,496	8,239
Inventories	90,949	91,849
Contract assets – current portion	49,063	46,018
Other current assets	25,455	20,299
Total current assets	$345,163	$293,399

Long term assets:
Property, plant and equipment, net	$151,979	$149,199
Deferred income taxes	3,290	4,770
Contract assets – non-current	8,117	6,986
Intangible Assets	8,368	9,006
Goodwill	23,561	23,561
Other long term assets	2,945	2,853
Total long term assets	198,260	196,375
Total assets	$543,423	$489,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$28,048	$21,606
Trade accounts payable and accrued expenses	76,102	65,510
Accrued interest expense	3,241	7,567
Due to related parties	1,623	1,500
Dividends payable	923	736
Contract liability – current portion	13,698	16,789
Other current liabilities	14,486	8,887
Total current liabilities	$138,121	$122,595

Long term liabilities:
Deferred income taxes	$1,219	$2,706
Long Term Payable associated to GM&P acquisition	8,500	8,500
Long term payables from related parties	600	600
Contract liability – non-current	703	1,436
Long term debt	219,848	220,709
Total Long Term Liabilities	230,870	233,951
Total liabilities	$368,991	$356,546
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 43,631,653 and 38,092,996 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4	4
Legal Reserves	1,367	1,367
Additional paid-in capital	195,816	157,604
Retained earnings	11,668	10,439
Accumulated other comprehensive (loss)	(35,288)	(37,058)
Shareholders’ equity attributable to controlling interest	173,567	132,356
Shareholders’ equity attributable to non-controlling interest	865	872
Total shareholders’ equity	174,432	133,228
Total liabilities and shareholders’ equity	$543,423	$489,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018
Operating revenues:
External customers	$104,808	$86,207
Related parties	2,360	953
Total operating revenues	107,168	87,160
Cost of sales	75,276	60,412
Gross Profit	31,892	26,748

Operating expenses:
Selling expense	(9,562)	(9,137)
General and administrative expense	(8,094)	(7,621)
Total Operating Expenses	(17,656)	(16,758)

Operating income	14,236	9,990

Non-operating income	275	1,099
Foreign currency transactions gains	3,286	9,973
Loss on extinguishment of debt		-
Interest expense and deferred cost of financing	(5,587)	(5,050)

Income before taxes	12,210	16,012

Income tax provision	4,879	5,393

Net income	$7,331	$10,619

Loss attributable to non-controlling interest	7	72

Income attributable to parent	$7,338	$10,691

Comprehensive income:
Net income	$7,331	$10,619
Foreign currency translation adjustments	1,770	8,701

Total comprehensive income	$9,101	$19,320
Comprehensive loss attributable to non-controlling interest	7	72

Total comprehensive income attributable to parent	$9,108	$19,392

Basic income per share	$0.19	$0.28

Diluted income per share	$0.18	$0.28

Basic weighted average common shares outstanding	38,611,867	37,393,304

Diluted weighted average common shares outstanding	39,882,833	38,112,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,331	$10,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	153	(169)
Provision for obsolete inventory	-	21
Depreciation and amortization	5,841	5,665
Deferred income taxes	947	2,781
Director stock compensation	-	71
Other non-cash adjustments	416	349
Changes in operating assets and liabilities:
Trade accounts receivables	(10,740)	5,118
Inventories	2,870	(1,061)
Prepaid expenses	(820)	(82)
Other assets	(4,536)	(2,051)
Trade accounts payable and accrued expenses	2,640	(20,212)
Accrued interest expense	(4,337)	(4,398)
Taxes payable	4,724	(794)
Labor liabilities	(603)	(471)
Related parties	(831)	1,130
Contract assets and liabilities	(7,955)	(6,728)
CASH USED IN OPERATING ACTIVITIES	$(4,900)	$(10,212)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	346	177
Purchase of investments	(306)	(218)
Acquisition of property and equipment	(3,701)	(1,070)
CASH USED IN INVESTING ACTIVITIES	$(3,661)	$(1,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	5,912	2,994
Cash dividend	(760)	(540)
Proceeds from equity offering	33,050	-
Repayments of debt	(1,349)	(2,726)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$36,853	$(272)

Effect of exchange rate changes on cash and cash equivalents	$380	$1,277

NET INCREASE (DECREASE) IN CASH	28,672	(10,318)
CASH - Beginning of period	33,040	40,923
CASH - End of period	$61,712	$30,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,230	$8,910
Income Tax	$1,840	$4,258

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$1,468	$314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2018	38,092,996	4	157,604	1,367	10,439	(37,058)	132,356	872	133,228

Issuance of common stock	5,000,000	-	33,050	-	-	-	33,050	-	33,050

Stock dividend	538,657	-	5,162	-	(6,109)	-	(947)	-	(947)

Foreign currency translation	-	-	-	-	-	1,770	1,770	-	1,770

Net income	-	-	-	-	7,338	-	7,338	(7)	7,331

Balance at March 31, 2019	43,631,653	4	195,816	1,367	11,668	(35,288)	173,567	865	174,432

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2017	34,836,575	3	125,317	1,367	22,212	(28,651)	120,248	1,417	121,665

Issuance of common stock	4,564	-	34	-	-	-	34	-	34

Adoption of ASC 606	-	-	-	-	(187)	-	(187)	-	(187)

Stock dividend	499,080	1	4,128	-	(4,947)	-	(818)	-	(818)

Foreign currency translation	-	-	-	-	-	8,701	8,701	-	8,701

Net income	-	-	-	-	10,691	-	10,691	(72)	10,619

Balance at March 31, 2018	35,340,219	4	129,479	1,367	27,769	(19,950)	138,669	1,345	140,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “ “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports most of its production to foreign countries.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP.

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially. These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented, and are of a normal, recurring nature.

The Company has one operating segment, Architectural Glass and Windows, which is also its reporting segment, comprising the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and window product sold to the construction industry.

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”) and ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), Giovanni Monti and Partners Consulting and Glazing Contractors (“GM&P”) and Componenti USA LLC (“Componenti”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses.

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

Foreign Currency Translation

The unaudited condensed consolidated financial statements are presented in U.S. Dollars, the reporting currency. Some of our foreign subsidiaries’ local currency is the Colombian Peso, which is also their functional currency as determined by the analysis of markets, costs and expenses, assets, liabilities, financing and cash flow indicators. As such, our subsidiaries’ assets and liabilities are translated at the exchange rate in effect at the balance sheet date, with equity being translated at the historical rates. Revenues and expenses of our foreign subsidiaries are translated at the average exchange rates for the period. The resulting cumulative foreign currency translation adjustments from this process are included as a component of accumulated other comprehensive income (loss). Therefore, the U.S. Dollar value of these items in our financial statements fluctuates from period to period.

Also, exchange gains and losses arising from transactions denominated in a currency other than the functional currency are included in the Condensed Consolidated Statement of Operations as foreign exchange gains and losses.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the three months ended March 31, 2019 and 2018 were $4,312 and $4,732, respectively.

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

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-19 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). In June 2016, FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

New Accounting Standards Implemented

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, which for the Company is the fiscal year beginning January 1, 2019.

The Company did not adjust the comparative periods presented as the FASB provided entities the option to instead apply the provisions of the new leases guidance using the modified retrospective application approach. The new standard provided a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which allowed the company to not reassess our prior conclusions about lease identification, lease classification and direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualified, primarily for certain equipment leases that are month-to-month leases. This means, for those leases, we did not recognize right-of-use assets or lease liabilities. We also elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets.

We have identified and analyzed our lease portfolio and evaluated the new reporting and disclosure requirements of the new guidance, and our lease-related processes and internal controls. The adoption of this standard had no material impact to the Company’s financial statements, as, under prior guidance, we had recognized capital leases which correspond to the right-of-use asset and lease liability described under the new guidance. This standard does not have a significant impact on our liquidity or on our debt covenant compliance under our current agreements.

As of January 1, 2019, the Company had $378 finance lease right-of-use assets related to computing equipment and a lease liability for $380 on its Condensed Consolidated Balance Sheet. As of March 31, 2019, the Company had $379 finance lease right-of-use assets related to computing equipment and a lease liability for $344 on its Condensed Consolidated Balance Sheet. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximate nine months. The right-of-use assets are depreciated and interest expense from the lease liability is recorded on our Condensed Consolidated Statement of Operations.

Additionally, as of March 31, 2019 the Company had a commitment for $201 under operating leases related to short term apartment leases, installation equipment and computing equipment which expire during the current year that have not been capitalized due to their short term. Rental expense from these leases is recognized on our Condensed Consolidated Statement of Operations as incurred.

Leases Accounting Policy

We determine if an arrangement is a lease at inception. We include finance lease right-of-use assets as part of property and equipment and the lease liability as part of our current portion of long-term debt and long-term debt on our Condensed Consolidated Balance Sheet. Leases considered short-term are not capitalized, given our election not to recognize right-of-use assets and lease liabilities arising from short-term leases, but instead considered operating leases and the resulting rental expense is recognized on our Condensed Consolidated Statement of Operations as incurred.

Finance lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments, which was 7.5% as of March 31, 2019. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Note 3. - Inventories, net

Inventories are comprised of the following:	March 31, 2019	December 31, 2018
Raw materials	$48,357	$43,744
Work in process	30,025	25,957
Finished goods	4,541	14,251
Stores and spares	7,583	7,437
Packing material	525	540
	91,031	91,929
Less: Inventory allowance	(82)	(80)
	$90,949	$91,849

Note 4. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended March 31,
	2019	2018
Fixed price contracts	$42,176	$42,216
Product sales	64,992	44,944
Total Revenues	$107,168	$87,160

The following table presents geographical information about revenues.

	Three months ended March 31,
	2019	2018
Colombia	$12,959	$21,824
United States	92,062	62,993
Panama	763	814
Other	1,384	1,529
Total Revenues	$107,168	$87,160

Contract Assets and Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales but have not been billed to customers and are classified as current and a portion of the amounts billed on certain fixed price contracts that are withheld by the customer as a retainage until a final good receipt of the complete project to the customers satisfaction. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company’s consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	March 31, 2019	December 31, 2018
Contract assets — current	$49,063	$46,018
Contract assets — non-current	8,117	6,986
Contract liabilities — current	(13,698)	(16,789)
Contract liabilities — non-current	(703)	(1,436)
Net contract assets (liabilities)	$42,779	$34,779

The components of contract assets are presented in the table below.

	March 31, 2019	December 31, 2018
Unbilled contract receivables, gross	$25,625	$21,703
Retainage	31,555	31,301
Total contract assets	57,180	53,004
Less: current portion	49,063	46,018
Contract Assets – non-current	$8,117	$6,986

The components of contract liabilities are presented in the table below.

	March 31, 2019	December 31, 2018
Billings in excess of costs	$3,250	4,393
Advances from customers on uncompleted contracts	11,151	13,832
Total contract liabilties	14,401	18,225
Less: current portion	13,698	16,789
Contract liabilities – non-current	$703	1,436

During the three months ended March 31, 2019, the Company recognized $2,282 of sales related to its contract liabilities at January 1, 2019. During the three months ended March 31, 2018, the Company recognized $3,392 of sales related to its contract liabilities at January 1, 2018.

Remaining Performance Obligations

As of March 31, 2019, the Company had $279.4 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $217.3 million are expected to be recognized during the year ended December 31, 2019, and $62.1 million during the year ended December 31, 2020.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	March 31, 2019
	Gross	Acc. Amort.	Net
Trade Names	$980	$(408)	$572
Notice of Acceptances (NOAs), product designs and other intellectual property	10,985	(5,577)	5,408
Non-compete Agreement	165	(69)	96
Contract Backlog	3,090	(3,090)
Customer Relationships	4,140	(1,848)	2,292
Total	$19,360	$(10,992)	$8,368

	December 31, 2018
	Gross	Acc. Amort.	Net
Trade Names	$980	$(359)	$621
Notice of Acceptances (NOAs), product designs and other intellectual property	10,881	(5,373)	5,508
Non-compete Agreement	165	(60)	105
Contract Backlog	3,090	(2,832)	258
Customer Relationships	4,140	(1,626)	2,514
Total	$19,256	$(10,250)	$9,006

The weighted average amortization period is 4.9 years.

During the three months ended March 31, 2019 and 2018, the amortization expense amounted to $1,211and $885, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2019 is as follows:

Year ending	(in thousands)
2019	$1,775
2020	2,202
2021	2,172
2022	1,291
2023	720
Thereafter	208
$8,368

Note 6. Debt

The Company’s debt is comprised of the following:

	March 31, 2019	December 31, 2018
Revolving lines of credit	$25,601	$19,146
Finance lease	344	380
Unsecured senior note	210,000	210,000
Other loans	16,698	17,804
Less: Deferred cost of financing	(4,746)	(5,015)
Total obligations under borrowing arrangements	247,896	242,315
Less: Current portion of long-term debt and other current borrowings	28,048	21,606
Long-term debt	$219,848	$220,709

As of March 31, 2019, and December 31, 2018, the Company had $246,917 and $224,041 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

The Company had $5,122 and $5,038 of property, plant and equipment pledged as collateral for various lines of credit as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the Company was obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to $344. Differences between capital lease obligations and the value of property, plant and equipment under capital lease arises from differences between the maturities of capital lease obligations and the useful lives of the underlying assets.

Maturities of long-term debt and other current borrowings are as follows as of March 31, 2019:

2019	$28,048
2020	2,432
2021	2,412
2022	212,411
2023	2,368
Thereafter	4,971
Total	$252,642

The Company’s loans have maturities ranging from a few weeks to 11 years. Our credit facilities bear interest at a weighted average of rate of 7.51%.

Note 7. Fair Value Measurements

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

As of March 31, 2019, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 6 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2019	December 31, 2018
Fair Value	235,592	234.163
Carrying Value	219,589	220.709

Note 8. Income Taxes

The Company files income tax returns for TG and ES in the Republic of Colombia. On December 28, 2018, a tax reform was implemented in Colombia which decreased the corporate income tax rate to 33% for fiscal year 2019, 32% for fiscal year 2020, 31% for fiscal year 2021 and 30% for fiscal year 2022, in comparison with a tax rate of 37% for 2018.

GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. The estimated combined state and federal income tax rate is estimated at a rate of 26.5% based on the recently enacted U.S. Tax Reform. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended March 31,
	2019	2018
Current income tax
United States	$512	$407
Colombia	3,420	2,205
	3,932	2,612
Deferred income Tax
United States	(169)	169
Colombia	1,116	2,612
	947	2,781
Total income tax provision	$4,879	$5,393

Effective tax rate	40.0%	33.7%

Note 9. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended March 31,
	2019	2018
Sales to related parties	$2,360	$953

Fees paid to directors and officers	$809	$827
Payments to other related parties	$926	$988

	March 31, 2019	December 31, 2018
Current Assets:
Due from VS	$6,592	$6,229
Due from other related parties	2,904	2,010
	$9,496	$8,239

Liabilities:
Due to related parties – current	$1,621	$1,500
Due to related parties – long term	$600	$600

The Company also has a note payable which matures in 2022 related to the acquisition GM&P for $8,500 due to the former owner who holds shares of the Company and a management position within the Company.

Ventanas Solar S.A. (“VS”), a Panama Sociedad anónima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended March 31, 2019 and 2018 were $670 and $626, respectively.

Payments to other related parties during three ended March 31, 2019 and 2018 include the following:

	Three months ended March 31,
	2019	2018
Charitable contributions	$427	$285
Sales commissions	$476	$494

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 10. Shareholders’ Equity

Dividends

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

As a result, the Company has declared dividends for $6,108 as of March 31, 2019 and recorded a dividend payable amounting to $923 as of March 31, 2019. The Company issued 538,657 shares for the share dividends resulting in $5,163 being credited to Capital and paid $760 in cash during the three months ended March 31, 2019.

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

Follow-on Equity Offering

On March 25, 2019, the Company closed an underwritten follow-on public offering of 5,000,000 ordinary shares at a price to the public of $7.00 per share. As a result of this offering, the company received a net amount of $33,050 after deducting underwriting and other related fees, which were credited to share capital and additional paid in capital.

In addition, Tecnoglass granted the underwriters a 30-day option to purchase up to an additional 750,000 ordinary shares at the public offering price, less the underwriting discount. Subsequently, on April 3, 2019, the underwriters exercised their options to issue 551,423 ordinary shares which are not reflected on the Company’s consolidated balance sheet as of March 31, 2019 but are considered in the calculation of diluted earnings per share, as discussed below.

Proceeds from the offering were subsequently used to complete a joint venture transaction by which the Company will own a minority stake in Vidrio Andino Holding, a subsidiary of Compagnie de Saint-Gobain S.A.(“Saint-Gobain”), a global construction materials conglomerate based out of Courbevoie, France. This transaction is further discussed below in Note 11. Commitments and Contingenies.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Numerator for basic and diluted earnings per shares
Net Income	$7,331	$10,619

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	38,611,867	37,393,304
Effect of dilutive securities and stock dividend	1,270,966	719,543
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	39,882,833	38,112,847
Basic earnings per ordinary share	$0.19	$0.28
Diluted earnings per ordinary share	$0.18	$0.28

The effect of dilutive securities includes 719,543 shares for shares potentially issued in relation to the dividends declared as well as 551,423 ordinary shares issued on April 3, 2019 in connection with the underwriters’ options discussed above.

Note 11. Commitments and Contingencies

Commitments

As of March 31, 2019, the Company has an outstanding obligation to purchase an aggregate of at least $27,937 of certain raw materials from a specific supplier before May 2026.

Saint-Gobain Joint Venture

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we will acquire an approximate 25% minority ownership interest in Vidrio Andino Holdings S.A.S, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in this entity is $45 million, of which $34.1 are payable in cash, and $10.9 million are payable with piece of land near our existing facility in Barranquilla ..The land will be contributed on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes in exchange for cash or shares of the Company and will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect to carry significant efficiencies for us once it becomes operative. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, had been one of our main suppliers of raw glass. We believe this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs. On May 3, 2019, we consummated the joint venture agreement and paid $34.1 million to acquire an approximate 25% minority ownership interest in Vidrio Andino Holdings

General Legal Matters

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

Note 12. Subsequent Events

On May 2, 2019, the Company closed a $30 million five-year term facility with Banco de Crédito del Perú and Banco Sabadell which bears interest at Libor +2.95%. Proceeds from this long-term debt facility towards refinancing short-term debt and partially supporting expected Capex needs for capacity expansion and the automatization of some of our processes.

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

Overview

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass and metal fabricator in 2018 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Based on our analysis of third-party industry sources we had an estimated market share of over 45% of the Colombian market in 2017. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
Operating Revenues	$107,168	$87,160
Cost of sales	75,276	60,412
Gross profit	31,892	26,748
Operating expenses	(17,656)	(16,758)
Operating income	14,236	9,990
Non-operating income	275	1,099
Foreign currency transactions gains	3,286	9,973
Interest Expense and deferred cost of financing	(5,587)	(5,050)
Income tax provision	(4,879)	(5,393)
Net income	7,331	10,619
Income attributable to non-controlling interest	7	72
Net income attributable to parent	$7,338	$10,691

Comparison of quarterly periods ended March 31, 2019 and 2018

Revenues

The Company’s operating revenues increased $20.0 million or 23.0% from $87.2 million to record $107.2 million for the quarter ended March 31, 2019 compared with the quarterly period ended March 31, 2018.

The increase was driven by sales in the U.S. markets, which increased $29.1 million or 46.1% in the first quarter of 2019 compared to the same period of 2018. A portion of the Company’s sales growth in the American market have been driven by our Elite and Prestige lines aimed towards residential markets, in which we did not actively participate prior to 2018. U.S. revenues contributed 86% and 72% of total sales during the first quarter of 2019 and 2018, respectively; the increase in U.S revenues is aligned with our strategy to penetrate new geographical and end markets.

This growth more than offset a slowdown of sales in the Colombian market, which went from $21.8 million to $13.0 million in the first quarter of 2018 and 2019, respectively. The Colombian market decrease was mostly related to a decrease in construction activity after a couple of years of slower economic activity, which we expect to undergo a slow recovery in the near and mid-term future.

Gross profit

Gross profit increased $5.1 million, or 19.2% to $31.9 million during the three months ended March 31, 2019, compared with $26.7 million during the same period of 2018. Gross profit margins decreased slightly to 29.8% during the first quarter of 2019, from 30.7% during the first quarter of 2018. The margin compression was mainly related to the mix of business with a larger portion of revenues being derived from installation work, which carries a lower gross profit margin as a whole.

Expenses

Operating expenses increased $0.9 million, or 5.4%, from $16.8 million to $17.7 million for the quarters ended March 31, 2018 and 2019, respectively. This was primarily related to an increase of $0.4 million higher sales commissions related to a higher overall amount of sales during the quarter, especially related to sales of our Elite and Prestige product lines aimed towards residential U.S. markets. The U.S. aluminum and steel tariff implemented in May of 2018 resulted in an expense of $0.3 million related to the importation of aluminum products manufactured in Colombia, which are being passed on to our clients through our sales prices. Additionally, the Company recorded an increase in other smaller items of administrative expenses which offset a decrease in shipping expense of $0.4 million, despite higher sales, through our efforts for efficient logistics favoring maritime freights and minimizing costlier land transportation.

Non-operating Income

During the three months ended March 31, 2019 and 2018, the Company recorded net non-operating income of $0.3 million and $1.1 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the quarter ended March 31, 2019, the Company recorded a non-cash gain of $3.3 million associated to foreign currency transactions. Most of this impact is associated to the remeasurement of a net liability position of $148.5 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency during a period in which the Colombian peso appreciated 2%. Comparatively, the Company recorded a net gain of $10.0 million during the three months ended March 31, 2018 while the Colombian peso appreciated 4% during the quarter.

Interest Expense

Interest expense was $5.6 million and $5.1 million during the quarters ended March 31, 2019 and 2018, respectively. The 10.6% increase in interest expense is related to a proportional increase of 9.9% in the Company’s total debt at March 31, 2019 compared with March 31, 2018 to support its ongoing growth.

As a result of the foregoing, the Company recorded net income for the three months ended March 31, 2019 of $7.3 million compared to $10.6 million in the three months ended March 31, 2018.

Liquidity

As of March 31, 2019, and December 31, 2018, we had cash and cash equivalents of approximately $61.7 million and $33.0 million, respectively. During the quarter ended March 31, 2019, the main source of cash was an underwritten follow-on public offering of 5,000,000 ordinary shares at a price to the public of $7.00 per share. As a result of this offering, the company received a net amount of $33,050 after deducting underwriting and other related fees. Other sources of cash were cash available at the beginning of period and cash proceeds from debt. A discussion of our cash flows is included below in the sub-section headed “Cash Flow from Operations, Investing and Financing Activities” under the Results of Operations section of this management discussion and analysis.

As of March 31, 2019, the Company had $12.9 million of borrowings available under its bank facilities as most of the outstanding balances under such lines were fully repaid with the Senior Notes issued on January 2017. Additionally, on May 2, 2019, the Company closed a $30 million long-term facility with two of its relationship banks with the proceeds going toward refinancing short-term debt and partially supporting expected Capex needs for capacity expansion and the automatization of some of our processes. Including this subsequent long-term facility, the company would have had $42.9 million available under bank facilities as of March 31, 2019 on a pro-forma basis.

Capital Resources

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we will acquire an approximate 25% minority ownership interest in Vidrio Andino Holdings S.A.S, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in this entity is $34.1 million in cash and land worth $10.9 million near our facility in Barranquilla, which will be contributed on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes with a third-party valuation to be conducted. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, had been one of our main suppliers of raw glass. We believe this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021. Under the joint venture agreement, Saint Gobain will retain a majority ownership position and will have control over the operations of both plants and as such, the transaction will be accounted for under the equity method. The acquisition was consummated on May 3 2019.

The Company recently initiated enhancements at its glass and aluminum facilities to increase production capacity and automate operations. The Company anticipates that these high return investments will speed up production processes in response to strong customer demand, especially for aluminum products. The Company expects to improve efficiency in its glass production by automating certain processes to increase capacity on the transformed glass tempering lines by approximately 2.5 times, while reducing material waste and overall lead times. In its aluminum operations, the Company intends to benefit from a 25% increase in capacity and favorable operating leverage with the addition of an aluminum furnace and a new extrusion line, along with working capital improvements through the automation of warehousing systems. The Company is on track to complete its aluminum capacity expansion by the third quarter of the year and the full implementation of its automation initiatives by the end of 2019, with a total anticipated investment of approximately $20 million. The Company expects to continue funding these capital investments, with cash on hand and existing lines of credit.

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March,
	2019	2018
Cash Flow used in by Operating Activities	$(4,900)	$(10,212)
Cash Flow used in Investing Activities	(3,661)	(1,111)
Cash Flow from Financing Activities	36,853	(272)
Effect of exchange rates on cash and cash equivalents	380	1,277
Cash Balance - Beginning of Period	33,040	40,923
Cash Balance - End of Period	$61,712	$30,605

During the three months ended March 31, 2019 and 2018, cash used in operating activities decreased $5.3 million to $4.9 million from $10.2 million, respectively. Operating activities used cash to provide for the working capital required during the period including a higher amount of receivables associated with the Company´s ongoing revenue growth and incremental contract assets and liabilities to support 23% year-over-year sales growth.

Trade accounts receivable used $10.7 million during the three-month period ended March 31, 2019. Despite the nominal amount of receivables has increased during the quarter relative to fiscal year end, Days Sales Outstanding ratio remained relatively flat, decreasing by one day to 89 days as of March 31, 2019 compared to 90 days at fiscal year end. Comparably, trade accounts receivable generated $5.1 million during the first quarter of 2018 which was a period of much more tempered growth.

Contract assets and liabilities used $8.0 million, as per industry common practice, retainage receivables associated with installation work, are built up throughout the life of a project and released upon completion. Comparably, contract assets and liabilities used $6.7 million during the quarter ended March 31, 2018.

The Company used $3.7 million and $1.1 million in investing activities during the three months ended March 31, 2019 and 2018. The company paid $3.7 million to acquire property plant and equipment, which in combination with $1.5 million acquired under credit, amount to total Capital Expenditures of $5.2 million as part of our high return investment plan further described above in the Capital Resources section.

The main source of cash during the quarter ended March 31, 2019 was from Financing Activities, which generated $36.9 million. On March 25, 2019, the Company closed an underwritten follow-on public offering of 5,000,000 ordinary shares at a price to the public of $7.00 per share. As a result of this offering, the company received a net amount of $33,050 after deducting underwriting and other related fees, which were credited to share capital and additional paid in capital. Additionally, the Company generated net proceeds of debt for $4.6 million comprised of short term borrowing to satisfy the working capital required to support the eight quarter with consecutive quarter-over-quarter sales growth.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness described on our Annual Report on form 10-K for the year ended December 31, 2018, our internal controls over financial reporting were not effective as of March 31, 2019. Notwithstanding the material weakness in our internal control over financial reporting referenced above, we believe the consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

We identified and disclosed a material weakness in the accounting for income taxes as of December 31, 2018 and had started to design and implement certain remediating controls gradually. We intend to continue our remediation plan to address the material weakness.

We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first half of 2019. Our main objective is to remediate this material weakness by the end of fiscal year 2019, in order to have enough opportunities to conclude, through our testing, that the enhanced monitoring and control activities are operating effectively as of year-end.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2019

