Form 10-Q
period 2019-06-30
Tecnoglass Inc.
filed 2019-08-09
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,858,442 ordinary shares as of June 30, 2019.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$47,638	$33,040
Investments	2,336	1,163
Trade accounts receivable, net	110,661	92,791
Due from related parties	9,396	8,239
Inventories	90,906	91,849
Contract assets – current portion	50,580	46,018
Other current assets	21,773	20,299
Total current assets	$333,290	$293,399

Long term assets:
Property, plant and equipment, net	$155,900	$149,199
Deferred income taxes	3,260	4,770
Contract assets – non-current	8,601	6,986
Intangible Assets	7,731	9,006
Goodwill	23,561	23,561
Long term investments	44,978	-
Other long term assets	3,170	2,853
Total long term assets	247,201	196,375
Total assets	$580,491	$489,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$12,223	$21,606
Trade accounts payable and accrued expenses	79,092	65,510
Accrued interest expense	7,768	7,567
Due to related parties	4,335	1,500
Dividends payable	1,379	736
Contract liability – current portion	14,013	16,789
Due to equity partners	10,900	-
Other current liabilities	8,579	8,887
Total current liabilities	$138,289	$122,595

Long term liabilities:
Deferred income taxes	$689	$2,706
Long Term Payable associated to GM&P acquisition	8,500	8,500
Long term receivables from related parties	611	600
Contract liability – non-current	564	1,436
Long term debt	250,234	220,709
Total Long Term Liabilities	260,598	233,951
Total liabilities	$398,887	$356,546
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 44,858,442 and 38,092,996 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Legal Reserves	1,367	1,367
Additional paid-in capital	203,660	157,604
Retained earnings	12,867	10,439
Accumulated other comprehensive (loss)	(37,340)	(37,058)
Shareholders’ equity attributable to controlling interest	180,558	132,356
Shareholders’ equity attributable to non-controlling interest	1,046	872
Total shareholders’ equity	181,604	133,228
Total liabilities and shareholders’ equity	$580,491	$489,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating revenues:
External customers	$112,259	$87,785	$217,067	$173,992
Related parties	1,624	1,184	3,984	2,137
Total operating revenues	113,883	88,969	221,051	176,129
Cost of sales	75,046	64,327	150,322	124,739
Gross Profit	38,837	24,642	70,729	51,390

Operating expenses:
Selling expense	(11,219)	(8,567)	(20,781)	(17,704)
General and administrative expense	(9,354)	(8,453)	(17,448)	(16,074)
Total Operating Expenses	(20,573)	(17,020)	(38,229)	(33,778)

Operating income	18,264	7,622	32,500	17,612

Non-operating income	353	709	628	1,808
Equity method income (loss)	(22)	-	(22)	-
Foreign currency transactions (losses) gains	(1,201)	(8,307)	2,085	1,666
Interest expense and deferred cost of financing	(5,757)	(5,361)	(11,344)	(10,411)

Income (loss) before taxes	11,637	(5,337)	23,847	10,675

Income tax (provision) benefit	(3,977)	1,467	(8,856)	(3,926)

Net income (loss)	$7,660	$(3,870)	$14,991	$6,749

(Income) loss attributable to non-controlling interest	(181)	212	(174)	284

Income (loss) attributable to parent	$7,479	$(3,658)	$14,817	$7,033

Comprehensive income:
Net income (loss)	$7,660	$(3,870)	$14,991	$6,749
Foreign currency translation adjustments	(2,052)	(6,139)	(282)	2,562

Total comprehensive income (loss)	$5,608	$(10,009)	$14,709	$9,311
Comprehensive (income) loss attributable to non-controlling interest	(181)	212	(174)	284

Total comprehensive income (loss) attributable to parent	$5,427	$(9,797)	$14,535	$9,595

Basic income (loss)per share	$0.17	$(0.10)	$0.35	$0.18

Diluted income (loss) per share	$0.17	$(0.10)	$0.35	$0.17

Basic weighted average common shares outstanding	44,840,263	38,200,792	42,254,672	38,135,096

Diluted weighted average common shares outstanding	45,603,939	38,200,792	43,018,348	38,898,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,991	$6,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	524	(413)
Provision for obsolete inventory	-	27
Depreciation and amortization	11,558	11,458
Deferred income taxes	(317)	2,126
Director stock compensation	-	142
Equity method loss (income)	22	-
Other non-cash adjustments	836	679
Changes in operating assets and liabilities:
Trade accounts receivables	(16,836)	(3,952)
Inventories	2,078	(7,329)
Prepaid expenses	(1,232)	(425)
Other assets	(1,279)	(91)
Trade accounts payable and accrued expenses	8,621	(2,274)
Accrued interest expense	194	41
Taxes payable	(1,787)	(10,617)
Labor liabilities	(327)	(114)
Related parties	1,795	1,279
Contract assets and liabilities	(9,793)	(3,735)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$9,048	$(6,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	638	367
Acquisition of businesses	(34,100)	(6,000)
Purchase of investments	(676)	(662)
Acquisition of property and equipment	(13,778)	(4,889)
CASH USED IN INVESTING ACTIVITIES	$(47,916)	$(11,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	36,656	9,067
Cash dividend	(2,170)	(1,359)
Proceeds from equity offering	36,478	-
Repayments of debt	(17,661)	(1,934)
CASH PROVIDED BY FINANCING ACTIVITIES	$53,303	$5,774

Effect of exchange rate changes on cash and cash equivalents	$163	$861

NET INCREASE (DECREASE) IN CASH	14,598	(10,998)
CASH - Beginning of period	33,040	40,923
CASH - End of period	$47,638	$29,925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,529	$9,074
Income Tax	$8,369	$5,517

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$1,389	$703
Gain in extinguishment of GM&P payment settlement	$-	$3,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders'	Non- Controlling	Total Shareholders' Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2018	38,092,996	4	157,604	1,367	10,439	(37,058)	132,356	872	133,228

Issuance of common stock	5,000,000	-	33,050	-	-	-	33,050	-	33,050

Stock dividend	538,657	-	5,162	-	(6,109)	-	(947)	-	(947)

Foreign currency translation	-	-	-	-	-	1,770	1,770	-	1,770

Net income	-	-	-	-	7,338	-	7,338	(7)	7,331

Balance at March 31, 2019	43,631,653	4	195,816	1,367	11,668	(35,288)	173,567	865	174,432

Issuance of common stock	551,423	-	3,428	-	-	-	3,428	-	3,428

Stock dividend	675,366	-	4,416	-	(6,280)	-	(1,864)	-	(1,864)

Foreign currency translation	-	-	-	-	-	(2,052)	(2,052)	-	(2,052)

Net income	-	-	-	-	7,479	-	7,479	181	7,660

Balance at June 30, 2019	44,858,442	4	203,660	1,367	12,867	(37,340)	180,558	1,046	181,604

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders'	Non- Controlling	Total Shareholders' Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2017	34,836,575	3	125,317	1,367	22,212	(28,651)	120,248	1,417	121,665

Issuance of common stock	4,564	-	34	-	-	-	34	-	34

Adoption ASC 606	-	-	-	-	(187)	-	(187)	-	(187)

Stock dividend	499,080	1	4,128	-	(4,947)	-	(818)	-	(818)

Foreign currency translation	-	-	-	-	-	8,701	8,701	-	8,701

Net income	-	-	-	-	10,691	-	10,691	(72)	10,619

Balance at March 31, 2018	35,340,219	4	129,479	1,367	27,769	(19,950)	138,669	1,345	140,014

Issuance of common stock	1,238,095	-	14,500	-	-	-	14,500	-	14,500

Adoption ASC 606	-	-	-	-	-	-	-	-	-

Stock dividend	463,355	-	4,396	-	(5,082)	-	(686)	-	(686)

Foreign currency translation	-	-	-	-	-	(6,139)	(6,139)	-	(6,139)

Net income	-	-	-	-	(3,658)	-	(3,658)	(212)	(3,870)

Balance at June 30, 2018	37,041,669	4	148,375	1,367	19,029	(26,089)	142,686	1,133	143,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “ “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company exports most of its production to foreign countries, selling to customers in North, Central and South America.

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

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these unaudited condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially. These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented, and are of a normal, recurring nature.

The Company has one operating segment, Architectural Glass and Windows, which is also its reporting segment, comprising the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and window product sold to the construction industry.

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”) and ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC (“Componenti”) and ES Metals SAS (“ES Metals”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling as product revenues. The Company records and presents shipping and handling costs in selling expenses. Shipping and handling costs for the three months ended June 30, 2019 and 2018 were $4,714 and $3,764, respectively. Shipping and handling costs for the six months ended June 30, 2019 and 2018 were $9,024 and $8,496 respectively.

Dividends Payable

The company accounts for its dividend declared as a liability under ASC 480 - Distinguishing Liabilities from Equity since the shareholders have the option to elect cash or stock and reclassifies from dividend payable to additional paid-in capital when shareholders elect a stock dividend instead of cash. The dividend payable is not subject to re-measurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

Recently Issued Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). During 2019, the FASB issued ASU 2019-04 and ASU 2019-05 with Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

As of January 1, 2019, the Company had $378 finance lease right-of-use assets related to computing equipment and a lease liability for $380 on its Condensed Consolidated Balance Sheet. As of June 30, 2019, the Company had $682 finance lease right-of-use assets related to computing equipment and a lease liability for $650 on its Condensed Consolidated Balance Sheet. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 2.8 years. The right-of-use assets are depreciated and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

Additionally, as of June 30, 2019 the Company had a commitment for $102 under operating leases related to short term apartment leases, installation equipment and computing equipment which expire during the current year that have not been capitalized due to their short-term nature. Rental expense from these leases is recognized on our Condensed Consolidated Income Statement as incurred. Finance lease costs, including amortization of the right-of-use assets and interest expense, short term lease cost, and related cashflows have not been material as of June 30, 2019.

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

Finance lease right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Note 3. – Long-term Investments

Saint-Gobain Joint Venture

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S (“Vidrio Andino”), a Colombia-based subsidiary of Compagnie de Saint-Gobain S.A. (“Saint-Gobain”). The purchase price for our interest in this entity was $45 million, of which $34.1 was paid in cash, and $10.9 million is to be paid with a piece of land near our existing facility in Barranquilla. The land will be contributed on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes in exchange for cash or shares of the Company and subject to an external valuation to support an arm´s length transaction. The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect to carry significant efficiencies for us once it becomes operative. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, has been one of our main suppliers of raw glass. We believe this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

On May 3, 2019, we consummated the joint venture agreement acquiring a 25.8% minority ownership interest in Vidrio Andino with a cash payment of $34.1 million, and the land still to be contributed by January 2020, as per the agreement. As of that date the Company recorded the investment within Long-term assets on the Company’s Condensed Consolidated Balance Sheet for $45.0 million and a liability for $10.9 million within current liabilities on the Company’s Condensed Consolidated Balance to be settled with the contribution of the aforementioned piece of land. Since the date of the acquisition, we have recognized the proportional share of Vidrio Andino’s net income using the equity method on the Condensed Consolidated Statement of Operations and Other Comprehensive Income as the Company is deemed to have significant influence, but does not have effective control of Vidrio Andino.

Establishment of a new subsidiary

In April 2019, ESMetals, a Colombian entity in which the Company has 70% equity interest began operations. ESMetals serves as a metalwork contractor to supply the Company with steel accessories used in the assembly of certain architectural systems as part of our vertical integration strategy. When the company owns a majority (but less than 100%) of a subsidiary’s stock, the Company includes in its Consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Condensed Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling interests’ proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Condensed Consolidated Balance Sheet, is equal to the non-controlling interests’ proportionate share of the subsidiary’s net assets. In determining the fair value we used the income approach and the market approach which was performed by third party valuation specialists under management.

Note 4. - Inventories, net

	June 30, 2019	December 31, 2018
Raw materials	$52,019	$43,744
Work in process	28,283	25,957
Finished goods	2,023	14,251
Stores and spares	7,669	7,437
Packing material	999	540
	90,993	91,929
Less: Inventory allowance	(87)	(80)
	$90,906	$91,849

Note 5. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed price contracts	$46,721	$37,814	$88,897	$80,030
Product sales	67,162	51,155	132,154	96,099
Total Revenues	$113,883	$88,969	$221,051	$176,129

The following table presents geographical information about revenues.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Colombia	$12,165	$15,557	$25,153	$37,381
United States	99,326	69,852	191,360	132,845
Panama	913	1,043	1,676	1,857
Other	1,479	2,517	2,862	4,046
Total Revenues	$113,883	$88,969	$221,051	$176,129

Contract Assets and Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales, but have not been billed to customers and are classified as current and a portion of the amounts billed on certain fixed price contracts that are withheld by the customer as a retainage until a final good receipt of the complete project to the customers satisfaction. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company’s consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	June 30, 2019	December 31, 2018
Contract assets — current	$50,580	$46,018
Contract assets — non-current	8,601	6,986
Contract liabilities — current	(14,013)	(16,789)
Contract liabilities — non-current	(564)	(1,436)
Net contract assets	$44,604	$34,779

The components of contract assets are presented in the table below.

	June 30, 2019	December 31, 2018
Unbilled contract receivables, gross	$27,644	$21,703
Retainage	31,537	31,301
Total contract assets	59,181	53,004
Less: current portion	50,580	46,018
Contract Assets – non-current	$8,601	$6,986

The components of contract liabilities are presented in the table below.

	June 30, 2019	December 31, 2018
Billings in excess of costs	$3,101	4,393
Advances from customers on uncompleted contracts	11,476	13,832
Total contract liabilties	14,577	18,225
Less: current portion	14,013	16,789
Contract liabilities – non-current	$564	1,436

During the three months and six months ended June 30, 2019, the Company recognized $4,041 and $1,759 of sales related to its contract liabilities at January 1, 2019, respectively. During the three and six months ended June 30, 2018, the Company recognized $2,306 and $1,086 of sales related to its contract liabilities at January 1, 2018, respectively.

Remaining Performance Obligations

As of June 30, 2019, the Company had $285.9 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $145.6 million are expected to be recognized during the year ending December 31, 2019, $115.5 million during the year ending December 31, 2020 and $24.9 million thereafter.

Note 6. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	June 30, 2019
	Gross	Acc. Amort.	Net
Trade Names	$980	$(457)	$523
Notice of Acceptances (NOAs), product designs and other intellectual property	10,870	(5,822)	5,048
Non-compete Agreement	165	(77)	88
Customer Relationships	4,140	(2,069)	2,071
Total	$16,155	$(8,425)	$7,730

	December 31, 2018
	Gross	Acc. Amort.	Net
Trade Names	$980	$(359)	$621
Notice of Acceptances (NOAs), product designs and other intellectual property	10,881	(5,373)	5,508
Non-compete Agreement	165	(60)	105
Contract Backlog	3,090	(2,832)	258
Customer Relationships	4,140	(1,626)	2,514
Total	$19,256	$(10,250)	$9,006

The weighted average amortization period is 5.4 years.

During the six months ended June 30, 2019 and 2018, the amortization expense amounted to $1,485 and $1,776, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations. Similarly, amortization expense for the three months ended June 30, 2019 and 2018 amounted to $609 and $891, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2019 is as follows:

Year ending	(in thousands)
2019	$1,154
2020	2,180
2021	2,150
2022	1,270
2023	789
Thereafter	187
$7,730

Note 7. Debt

The Company’s debt is comprised of the following:

	June 30, 2019	December 31, 2018
Revolving lines of credit	$9,788	$19,146
Finance lease	650	380
Unsecured senior note	210,000	210,000
Other loans	16,641	17,804
Syndicated loan	30,000	-
Less: Deferred cost of financing	(4,622)	(5,015)
Total obligations under borrowing arrangements	262,457	242,315
Less: Current portion of long-term debt and other current borrowings	12,223	21,606
Long-term debt	$250,234	$220,709

As of June 30, 2019, and December 31, 2018, the Company had $261,730 and $242,106 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

The Company had $5,070 and $5,037 of property, plant and equipment pledged as collateral for various lines of credit as of June 30, 2019 and December 31, 2018, respectively.

On May 2, 2019, the Company closed a $30 million five-year term debt facility with Banco de Crédito del Perú and Banco Sabadell which bears interest at Libor +2.95%. Proceeds from this long-term debt facility were used towards refinancing short-term debt and partially supporting expected capital expenditure needs for capacity expansion and the automatization of some of our processes. This facility also contains a covenant requiring that the company maintain certain leverage and fixed charge coverage ratios with which the Company is in compliance as of June 30, 2019.

As of June 30, 2019, the Company was obligated under various leases under which the aggregate present value of the minimum lease payments amounted to $650. Differences between lease obligations and the value of property, plant and equipment under capital lease arises from differences between the maturities of capital lease obligations and the useful lives of the underlying assets.

Maturities of long-term debt and other current borrowings are as follows as of June 30, 2019:

2020	$12,411
2021	5,508
2022	219,988
2023	11,400
2024	12,868
Thereafter	4,901
Total	$267,077

The Company’s loans have maturities ranging from a few weeks to 10 years. Our credit facilities bear interest at a weighted average of rate 7.5%.

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

As of June 30, 2019, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2019	December 31, 2018
Fair Value	266,223	234,163
Carrying Value	250,234	220,709

Note 9. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. On December 28, 2018, a tax reform was implemented in Colombia which decreased the corporate income tax rate to 33% for fiscal year 2019, 32% for fiscal year 2020, 31% for fiscal year 2021 and 30% for fiscal year 2022, in comparison with a tax rate of 37% for 2018.

GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. The estimated combined state and federal income tax rate is estimated at a rate of 26.5% based on the recently enacted U.S. Tax Reform. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Current income tax
United States	$(903)	$1,129	$(1,415)	$722
Colombia	(4,338)	(317)	(7,758)	(2,522)
	(5,241)	812	(9,173)	(1,800)
Deferred income Tax
United States	957	(992)	1,126	(1,161)
Colombia	307	1,647	(809)	(965)
	1,264	655	317	(2,126)
Total income tax (provision) benefit	$(3,977)	$1,467	$(8,856)	$(3,926)

Effective tax rate	(34%)	27%	(37%)	37%

The Company’s weighted average statutory income tax rate is 33%.

Note 10. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales to related parties	$1,624	$1,184	$3,984	$2,137

Fees paid to directors and officers	$1,013	$801	$1,822	$1,628
Payments to other related parties	$907	$674	$1,833	$1,662

	June 30, 2019	December 31, 2018
Current Assets:
Due from VS	$6,934	$6,229
Due from other related parties	2,462	2,010
	$9,396	$8,239

Liabilities:
Due to related parties - current	$4,335	$1,500
Due to related parties - long term	$611	$600

The Company also has a note payable which matures in 2022 related to the acquisition GM&P for $8,500 due to the former owner who holds shares of the Company and a management position within the Company.

Ventana Solar S.A. (“VS”), a Panama Sociedad anónima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended June 30, 2019 and 2018 were $855 and $588, respectively. The Company’s sales to VS for the six months ended June 30, 2019 and 2018 were $1,525 and $1,214, respectively.

Payments to other related parties during three and six months ended June 30, 2019 and 2018 include the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Charitable contributions	$178	$296	$605	$567
Sales commissions	$286	$336	$762	$677

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 11. Shareholders’ Equity

Dividends

The Company originally authorized the payment of four regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, or $0.50 per share on an annual basis, with the first quarterly dividend being paid on November 1, 2016. The dividends were payable in cash or ordinary shares, at the option of the holders of ordinary shares. On May 11, 2017, the Company announced that commencing with the declared quarterly dividend for the third quarter of 2017 through any future dividends to be declared and paid through the second quarter of 2018, a 12% increase to $0.14 per share, or $0.56 per share on an annual basis would apply. The Company has continued paying quarterly dividends at this rate through the second quarter of 2019.

As a result, the Company has declared dividends for $12,389 as of June 30, 2019 and recorded a dividend payable amounting to $1,379 as of June 30, 2019. The Company issued 1,214,023 shares for the share dividends resulting in $9,578 being credited to Capital and paid $2,170 in cash during the six months ended June 30, 2019.

The Company analyzed the accounting guidance under ASC 505 and determined that this guidance is not applicable since the dividend are shares of the same class in which each shareholder is given an election to receive cash or shares. As such, the Company analyzed the dividend under ASC 480 — Distinguishing Liabilities from Equity and concluded that the dividend should be accounted for as a liability since the dividend is a fixed monetary amount known at inception. A reclassification from dividend payable to additional paid-in capital was done for the stock dividend elections.

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

Additionally, the Company granted the underwriters a 30-day option to purchase up to an additional 750,000 ordinary shares at the public offering price, less the underwriting discount, which option was exercised on April 3, 2019 with respect to 551,423 ordinary shares.

Proceeds from the offering were subsequently used to complete the joint venture transaction with Saint-Gobain discussed in Note 3. Vidrio Andino Acquisition.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per shares
Net Income (loss)	$7,660	$(3,870)	$14,991	$6,749

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	44,840,263	38,200,792	42,254,672	38,135,096
Effect of dilutive securities and stock dividend	763,676	-	763,676	763,676
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	45,603,939	38,200,792	43,018,348	38,898,772
Basic earnings (loss) per ordinary share	$0.17	$(0.10)	$0.35	$0.18
Diluted earnings (loss) per ordinary share	$0.17	$(0.10)	$0.35	$0.17

The effect of dilutive securities includes 763,676 shares for shares potentially issued in relation to the dividends declared. For the quarter ended June 30, 2018, the effect of dilutive securities is excluded from the calculation of diluted earnings per share because including them would be anti-dilutive given the net loss during the period.

Note 12. Commitments and Contingencies

Commitments

As of June 30, 2019, the Company had an outstanding obligation to purchase an aggregate of at least $25,141 of certain raw materials from a specific supplier before May 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us” or “our” are to Tecnoglass Inc. (formerly Andina Acquisition Corporation), except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

We have a strong presence in the Florida market, which represents a substantial portion of our revenue stream and backlog. Our success in Florida has primarily been achieved through sustained organic growth, with further penetration now taking place into other highly populated areas of the United States. As part of our strategy to become a fully vertically integrated company, we have supplemented our organic growth with some recent acquisitions that have allowed us added control over our supply chain. In March 2017, we completed the acquisition of GM&P, a consulting and glazing installation business that was previously our largest installation customer. In 2016, we completed the acquisition of ESW, which gave us control over the distribution of products into the United States from our manufacturing facilities in Colombia. These acquisitions allowed for further vertical integration of our business and will act as a platform for our future expansion in the United States. Furthermore, on May 3, 2019, we consummated the joint venture agreement with Saint-Gobain, acquiring a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain, solidifying our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

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

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating Revenues	$113,883	$88,969	$221,051	$176,129
Cost of sales	75,046	64,327	150,322	124,739
Gross profit	38,837	24,642	70,729	51,390
Operating expenses	(20,573)	(17,020)	(38,229)	(33,778)
Operating income	18,264	7,622	32,500	17,612
Non-operating income	353	709	628	1,808
Foreign currency transactions (losses) gains	(1,201)	(8,307)	2,085	1,666
Equity method income (loss)	(22)	-	(22)	-
Interest Expense and deferred cost of financing	(5,757)	(5,361)	(11,344)	(10,411)
Income tax provision	(3,977)	1,467	(8,856)	(3,926)
Net income	7,660	(3,870)	14,991	6,749
(Income) loss attributable to non-controlling interest	(181)	212	(174)	284
Income attributable to parent	$7,479	$(3,658)	$14,817	$7,033

Comparison of quarterly periods ended June 30, 2019 and 2018

Revenues

The Company’s operating revenues increased $24.9 million or 28.0% from $89.0 million to $113.9 million for the quarter ended June 30, 2019 compared with the quarter ended June 30, 2018.

The increase was driven by sales in the U.S. markets, which increased $29.5 million or 42.2% in the second quarter of 2019 compared to the same period of 2018. A portion of the Company’s sales growth in the American market have been driven by our Elite and Prestige lines aimed towards residential markets, in which we did not actively participate prior to 2017. U.S. revenues contributed 87.2% and 78.5% of total sales during the second quarter of 2019 and 2018, respectively. The increase in U.S revenues is aligned with our strategy to penetrate new geographical and end markets.

This growth more than offset a slowdown of sales in the Colombian market, which went from $15.6 million to $12.2 million in the second quarter of 2018 and 2019, respectively. The decrease in the Colombian market sales was mostly related to reduced activity in the construction industry, following a two-year period of economic slowdown, which we expect to undergo a slow recovery in the near and mid-term future.

Gross profit

Gross profit increased $14.2 million, or 57.6% to $38.8 million during the three months ended June 30, 2019, compared with $24.6 million during the same period of 2018. Gross profit margins improved to 34.1% during the second quarter of 2019, from 27.7% during the second quarter of 2018. The margin enhancement is mainly related to economies of scale, enforcing tight cost control over fixed costs and higher sales, along with a mix of business with a smaller portion of revenues being derived from installation work, which carries a lower gross profit margin as a whole.

Expenses

Operating expenses increased $3.6 million, or 20.9%, from $17.0 million to $20.6 million for the quarters ended June 30, 2018 and 2019, respectively. This was primarily related to $0.9 million higher shipping expense, which increased 25% from $3.8 million to $4.7 million as a result of higher sales. Additionally, provision of trade accounts receivable expense amounted to $0.4 million during the second quarter of 2019, compared with a net recovery of previously provisioned amounts for $0.5 million during 2018. Sales commissions increased $0.6 million related to a higher overall amount of sales during the quarter, primarily related to sales of our Elite and Prestige product lines aimed towards residential U.S. markets.

Non-operating Income

During the three months ended June 30, 2019 and 2018, the Company recorded net non-operating income of $0.4 million and $0.7 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the quarter ended June 30, 2019, the Company recorded a non-cash loss of $1.2 million associated with foreign currency transactions. Most of this impact is associated with the remeasurement of a net liability position of $152.0 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency during a period in which the Colombian peso depreciated by 1%. Comparatively, the Company recorded a net loss of $8.3 million during the three months ended June 30, 2018 while the Colombian peso depreciated 5.4% during the quarter.

Interest Expense

Interest expense was $5.8 million and $5.4 million during the quarters ended June 30, 2019 and 2018, respectively. The 7.4% increase in interest expense is related to a proportional increase of 13% in the Company’s total debt at June 30, 2019 compared with June 30, 2018 to support its ongoing growth.

As a result of the foregoing, the Company recorded net income for the three months ended June 30, 2019 of $7.7 million compared to a net loss of $3.9 million in the three months ended June 30, 2018.

Comparison of six-month periods ended June 30, 2019 and 2018

Revenues

The Company’s operating revenues increased $44.9 million or 25.5% from $176.1 million to a record $221.1 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.

The increase was driven by sales in the U.S. markets, which increased $58.5 million or 44.0% in the first half of 2019 compared to the same period of 2018. A portion of the Company’s sales growth in the American market have been driven by our Elite and Prestige lines aimed towards residential markets, in which we did not actively participate prior to 2018. U.S. revenues contributed 86.6% and 75.4% of total sales during the first half of 2019 and 2018, respectively. The increase in U.S revenues is aligned with our strategy to penetrate new geographical and end markets.

This growth more than offset a slowdown of sales in the Colombian market, which went from $37.4 million to $24.7 million in the first half of 2018 and 2019, respectively. The decrease in the Colombian market sales was mostly related to reduced activity in the construction industry, following a two-year period of economic slowdown, which we expect to undergo a slow recovery in the near and mid-term future.

Gross profit

Gross profit increased $19.3 million, or 37.6% to $70.7 million during the six months ended June 30, 2019, compared with $51.4 million during the same period of 2018. Gross profit margins improved to 32.0% during the first half of 2019, from 29.2% during the first half of 2018. The margin enhancement is mainly related to economies of scale, enforcing tight cost control over fixed costs over higher sales.

Expenses

Operating expenses increased $4.5 million, or 13.2%, from $33.8 million to $38.2 million for the six months ended June 30, 2018 and 2019, respectively. The increase was related, in part, to $1.0 million higher sales commissions related to a higher overall amount of sales during the quarter, especially related to sales of our Elite and Prestige product lines aimed towards residential U.S. markets, a $0.9 million increase in provision of trade accounts receivable expense, which amounted to $0.5 million during the first half of 2019, compared with a net recovery of previously provisioned amounts for $0.4 million during 2018. Shipping expense increased $0.5 million, or 6.2%, despite higher sales growth, through our efforts for efficient logistics favoring maritime freights and minimizing costlier land transportation. Additionally, the Company recorded $0.5 million incremental personnel expense, mostly to strengthen our sales force to support growth. The US Steel and Aluminum Tariff levied during the second quarter of 2018 resulted in an increase of $0.4 during the six-month period as the tariff was in effect during the full term in the first half of 2019.

Non-operating Income

During the six months ended June 30, 2019 and 2018, the Company recorded net non-operating income of $0.6 million and $1.8 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the quarter ended June 30, 2019, the Company recorded a non-cash gain of $2.1 million associated to foreign currency transactions. Most of this impact is associated to the remeasurement of a net liability position of $152.0 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency during a period in which the Colombian peso appreciated 1%. Comparatively, the Company recorded a net gain of $1.7 million during the six months ended June 30, 2018 while the Colombian peso appreciated 2%.

Interest Expense

Interest expense was $11.3 million and $10.4 million during the six months ended June 30, 2019 and 2018, respectively. The 9% increase in interest expense is related to a proportional increase of 13% in the Company’s total debt at June 30, 2019 compared with June 30, 2018 to support its ongoing growth.

As a result of the foregoing, the Company recorded net income for the six months ended June 30, 2019 of $15.0 million compared to $6.7 million in the six months ended June 30, 2018.

Liquidity

As of June 30, 2019, and December 31, 2018, we had cash and cash equivalents of approximately $47.7 million and $33.0 million, respectively. During the six months ended June 30, 2019, the main source of cash was derived from its operations, an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million, and proceeds from a $30 million long-term syndicate loan facility further described below under “Cash Flow from Operations, Investing and Financing Activities”. While operating cashflow supported strong growth during the period, proceeds from the equity issuance were used to finance our joint venture with Saint-Gobain. The new syndicate facility was mainly used to reprofile debt into a longer tenor and a lower interest rate.

As of June 30, 2019, the Company had $15.8 million of borrowings available under several facilities with relationship banks, as most of the outstanding balances under such lines were repaid with the long-term syndicate loan facility issued in April of this year.

Capital Resources

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in this entity was $45 million, $34.1 million were paid in cash, and a $10.9 million lot of land near our facility in Barranquilla, which will be contributed on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes with a third-party valuation to be conducted. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, had been one of our main suppliers of raw glass. We believe this transaction solidifies our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs. The acquisition was consummated on May 3, 2019, and under the joint venture agreement, Saint Gobain will retain a majority ownership position and will have control over the operations of Vidrio Andino Holdings SAS and as such, the transaction is being accounted for under the equity method.

The joint venture agreement also includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our main manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021.

Additionally, the Company is carrying out enhancements at its glass and aluminum facilities to increase production capacity and automate operations. The Company anticipates that these high return investments will speed up production processes in response to strong customer demand, especially for aluminum products. The Company expects to improve efficiency in its glass production by automating certain processes to increase capacity on the transformed glass tempering lines by approximately 2.5 times, while reducing material waste and overall lead times. In its aluminum operations, the Company intends to benefit from a 25% increase in capacity and favorable operating leverage with the addition of an aluminum furnace and a new extrusion line, along with working capital improvements through the automation of warehousing systems. The Company completed this aluminum capacity expansion in the middle of July of 2019 and expects the full implementation of its automation initiatives by the end of 2019, with a total anticipated investment of approximately $20 million with this funding being executed since the end of 2018 and expected to be completed by the first quarter of 2020 (as some payments are expected post completion based on certain performance conditions). The Company expects to continue funding these capital investments mainly with cash on hand.

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2019	2018
Cash Flow provided by (used in) Operating Activities	$9,048	$(6,449)
Cash Flow used in Investing Activities	(47,916)	(11,184)
Cash Flow from Financing Activities	53,303	5,774
Effect of exchange rates on cash and cash equivalents	163	861
Cash Balance - Beginning of Period	33,040	40,923
Cash Balance - End of Period	$47,638	$29,925

During the six months ended June 30, 2019 operating activities generated $9.0 million, in contrast to a use of $6.5 million during the six months ended June 30, 2018.

While growing sales 25.5% year-over-year during the first half of 2019, the Company was able to generate cashflow from operating activities through careful management of inventories, receivables and better supplier terms. The main source of operating cashflow during the first half of 2019 was trade accounts payable, generating $8.6 million, in contrast with a use of $2.3 million in 2018, mostly related to more purchases of raw materials to supply our growing operation. Despite this, inventory levels have remained relatively stable and even generated moderate $2.1 million as a result of our efforts to streamline our vertically integrated operation and speed up inventory turnover.

Main use of cash within operating activities was trade accounts receivable, which used $16.8 million during the six-month period ended June 30, 2019. Despite the nominal balance of receivables increasing as of June 30, 2019 relative to fiscal year end, Days Sales Outstanding ratio remained flat, at 90 days as of June 30, 2019 and December 31, 2018. Comparably, trade accounts receivable used $4.0 million during the first half of 2018. Contract assets and liabilities used $9.8 million, as per industry common practice, retainage receivables associated with installation work, are built up throughout the life of a project and released upon completion. Comparably, contract assets and liabilities used $3.8 million during the six months ended June 30, 2018.

The main source of cash during the six months ended June 30, 2019 was from Financing Activities, which generated $53.3 million. In March, 2019, the Company closed an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million. Additionally, the Company generated proceeds of debt for $36.7 million, mostly related to a $30 million five year term facility, proceeds which were mostly used to repay then existing short-term debt the Company had accumulated to fund working capital required to support nine quarters with consecutive quarter-over-quarter sales growth. Net of repayments, we generated $19.0 million from debt while continuing the decrease of its leverage metrics given the Company´s continued growth and income from operations.

The Company used $47.9 million and $11.2 million in investing activities during the six months ended June 30, 2019 and 2018. Main use of cash in investing activities was a payment for the acquisition of 25.8% equity interest in Vidrio Andino Holding, a joint-venture with Saint-Gobain described above under Capital Resources. Additionally, during the first half of 2019, the company paid $13.8 million to acquire property plant and equipment, which in combination with $1.4 million acquired under credit, amount to total Capital Expenditures of $15.2 million as part of our high return investment plan further described above in the Capital Resources section.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness described on our Annual Report on form 10-K for the year ended December 31, 2018, our internal controls over financial reporting were not effective as of June 30, 2019. Notwithstanding the material weakness in our internal control over financial reporting referenced above, we believe the consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

We identified and disclosed a material weakness in the accounting for income taxes as of December 31, 2018, and have started to design and implement certain remediating controls gradually. We intend to continue our remediation plan to address the material weakness.

We currently have most of our enhanced review procedures and documentation standards in place and operating. Our main objective is to remediate this material weakness by the end of fiscal year 2019, in order to have enough opportunities to conclude, through our testing, that the enhanced monitoring and control activities are operating effectively as of year-end.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2019

