Form 10-Q
period 2019-09-30
Tecnoglass Inc.
filed 2019-11-08
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,519,472 ordinary shares as of September 30, 2019.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$41,739	$33,040
Investments	2,273	1,163
Trade accounts receivable, net	112,687	92,791
Due from related parties	8,388	8,239
Inventories	82,140	91,849
Contract assets – current portion	43,384	46,018
Other current assets	24,906	20,299
Total current assets	$315,517	$293,399

Long term assets:
Property, plant and equipment, net	$146,581	$149,199
Deferred income taxes	7,339	4,770
Contract assets – non-current	9,104	6,986
Intangible assets	7,135	9,006
Goodwill	23,561	23,561
Long term investments	45,273	-
Other long term assets	3,079	2,853
Total long term assets	242,072	196,375
Total assets	$557,589	$489,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$16,168	$21,606
Trade accounts payable and accrued expenses	67,210	65,510
Accrued interest expense	3,184	7,567
Due to related parties	5,099	1,500
Dividends payable	1,615	736
Contract liability – current portion	12,750	16,789
Due to equity partners	10,900	-
Other current liabilities	13,973	8,887
Total current liabilities	$130,899	$122,595

Long term liabilities:
Deferred income taxes	$542	$2,706
Long term payable associated to GM&P acquisition	8,500	8,500
Long term liabilities from related parties	617	600
Contract liability – non-current	177	1,436
Long term debt	247,776	220,709
Total long term liabilities	257,612	233,951
Total liabilities	$388,511	$356,546

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 45,519,472 and 38,092,996 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5	4
Legal Reserves	1,367	1,367
Additional paid-in capital	208,250	157,604
Retained earnings	5,320	10,439
Accumulated other comprehensive (loss)	(46,767)	(37,058)
Shareholders’ equity attributable to controlling interest	168,175	132,356
Shareholders’ equity attributable to non-controlling interest	903	872
Total shareholders’ equity	169,078	133,228
Total liabilities and shareholders’ equity	$557,589	$489,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	Sept 30,		Sept 30,
	2019	2018	2019	2018
Operating revenues:
External customers	$106,741	$95,325	$323,808	$269,317
Related parties	1,729	1,667	5,713	3,804
Total operating revenues	108,470	96,992	329,521	273,121
Cost of sales	72,729	62,299	223,051	187,038
Gross profit	35,741	34,693	106,470	86,083

Operating expenses:
Selling expense	(11,334)	(10,922)	(32,115)	(28,626)
General and administrative expense	(8,855)	(8,504)	(26,303)	(24,578)
Total operating expenses	(20,189)	(19,426)	(58,418)	(53,204)

Operating income	15,552	15,267	48,052	32,879

Non-operating income	450	780	1,078	2,588
Equity method income	295	-	273	-
Foreign currency transactions (losses) gains	(12,006)	(2,494)	(9,921)	(828)
Interest expense and deferred cost of financing	(5,876)	(5,140)	(17,220)	(15,551)

(Loss) Income before taxes	(1,585)	8,413	22,262	19,088

Income tax benefit (provision)	266	(2,261)	(8,590)	(6,187)

Net (loss) income	$(1,319)	$6,152	$13,672	$12,901

Loss (Income) attributable to non-controlling interest	144	145	(30)	429

(Loss) Income attributable to parent	$(1,175)	$6,297	$13,642	$13,330

Comprehensive income:
Net income (loss)	$(1,319)	$6,152	$13,672	$12,901
Foreign currency translation adjustments	(8,486)	(1,998)	(8,768)	564
Change in fair value derivative contracts	(941)	-	(941)	-

Total comprehensive income (loss)	$(10,746)	$4,154	$3,963	$13,465
Comprehensive (income) loss attributable to non-controlling interest	144	145	(30)	429

Total comprehensive income (loss) attributable to parent	$(10,602)	$4,299	$3,933	$13,894

Basic income (loss)per share	$(0.03)	$0.15	$0.31	$0.33

Diluted income (loss) per share	$(0.03)	$0.15	$0.31	$0.32

Basic weighted average common shares outstanding	45,519,472	40,294,762	43,793,163	39,301,161

Diluted weighted average common shares outstanding	45,519,472	40,887,997	44,386,398	39,894,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,672	$12,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	1,046	(231)
Provision for obsolete inventory	-	26
Depreciation and amortization	17,189	17,483
Deferred income taxes	(5,140)	1,233
Director stock compensation	-	213
Equity method income	(273)	-
Deferred cost of financing	1,213	1,078
Other non-cash adjustments	41	(100)
Changes in operating assets and liabilities:
Trade accounts receivables	(30,040)	(10,551)
Inventories	3,939	(17,025)
Prepaid expenses	(3,013)	(509)
Other assets	(5,081)	(3,834)
Trade accounts payable and accrued expenses	16,501	4,677
Accrued interest expense	(4,362)	(4,368)
Taxes payable	3,645	(6,361)
Labor liabilities	626	934
Contract assets and liabilities	(5,139)	(5,480)
Related parties	2,724	440
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,548	$(9,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	858	1,093
Acquisition of businesses	(34,100)	(6,000)
Purchase of investments	(1,172)	(828)
Acquisition of property and equipment	(19,887)	(7,195)
CASH USED IN INVESTING ACTIVITIES	$(54,301)	$(12,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(3,714)	(2,044)
Proceeds from equity offering	36,478	-
Proceeds from debt	70,880	16,272
Repayments of debt	(47,168)	(5,288)
CASH PROVIDED BY FINANCING ACTIVITIES	$56,476	$8,940

Effect of exchange rate changes on cash and cash equivalents	$(1,024)	$492

NET INCREASE (DECREASE) IN CASH	8,699	(12,972)
CASH - Beginning of period	33,040	40,923
CASH - End of period	$41,739	$27,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$19,206	$9,516
Income Tax	$11,090	$6,984

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$1,667	$1,249
Gain in extinguishment of GM&P payment settlement	$-	$3,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders'	Non-Controlling	Total Shareholders' Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2018	38,092,996	4	157,604	1,367	10,439	(37,058)	132,356	872	133,228

Issuance of common stock	5,000,000	-	33,050	-	-	-	33,050	-	33,050

Stock dividend	538,657	-	5,162	-	(6,109)	-	(947)	-	(947)

Foreign currency translation	-	-	-	-	-	1,770	1,770	-	1,770

Net income	-	-	-	-	7,338	-	7,338	(7)	7,331

Balance at March 31, 2019	43,631,653	4	195,816	1,367	11,668	(35,288)	173,567	865	174,432
Issuance of common stock	551,423	-	3,428	-	-	-	3,428	-	3,428

Stock dividend	675,366	-	4,416	-	(6,280)	-	(1,864)	-	(1,864)

Foreign currency translation	-	-	-	-	-	(2,052)	(2,052)	-	(2,052)

Net income	-	-	-	-	7,479	-	7,479	181	7,660

Balance at June 30, 2019	44,858,442	4	203,660	1,367	12,867	(37,340)	180,558	1,046	181,604

Stock dividend	661,030	1	4,590	-	(6,372)	-	(1,781)	-	(1,781)

Derivative financial instruments	-	-	-	-	-	(941)	(941)	-	(941)

Foreign currency translation	-	-	-	-	-	(8,486)	(8,486)	-	(8,486)

Net income	-	-	-	-	(1,175)	-	(1,175)	(144)	(1,319)

Balance at September 30, 2019	45,519,472	5	208,250	1,367	5,320	(46,767)	168,175	903	169,078

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2017	34,836,575	3	125,317	1,367	22,212	(28,651)	120,248	1,417	121,665

Issuance of common stock	4,564	-	34	-	-	-	34	-	34

Adoption of ASC 606	-	-	-	-	(187)	-	(187)	-	(187)

Stock dividend	499,080	1	4,128	-	(4,947)	-	(818)	-	(818)

Foreign currency translation	-	-	-	-	-	8,701	8,701	-	8,701

Net income	-	-	-	-	10,691	-	10,691	(72)	10,619

Balance at March 31, 2018	35,340,219	4	129,479	1,367	27,769	(19,950)	138,669	1,345	140,014

Issuance of common stock	1,238,095	-	14,500	-	-	-	14,500	-	14,500

Stock dividend	463,355	-	4,396	-	(5,082)	-	(686)	-	(686)

Foreign currency translation	-	-	-	-	-	(6,139)	(6,139)	-	(6,139)

Net income	-	-	-	-	(3,658)	-	(3,658)	(212)	(3,870)

Balance at June 30, 2018	37,041,669	4	148,375	1,367	19,029	(26,089)	142,686	1,133	143,819

Stock dividend	492,747	-	4,544	-	(5,255)	-	(711)	-	(711)

Foreign currency translation	-	-	-	-	-	(1,998)	(1,998)	-	(1,998)

Net income	-	-	-	-	6,297	-	6,297	(145)	6,152

Balance at September 30, 2018	37,534,416	4	152,919	1,367	20,071	(28,087)	146,274	988	147,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company exports most of its production to foreign countries, selling to customers in North, Central and South America.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC (“Componenti”) and ES Metals SAS (“ES Metals”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value on the consolidated balance sheet. The changes in fair value of derivative instruments that are designated and qualify as cash flow hedges, the unrealized gains or losses on the derivatives are recorded in the consolidated statement of comprehensive income. Amounts in Accumulated other comprehensive loss on the consolidated balance sheet are reclassified into the consolidated statement of income in the same period or periods during which the hedged transactions are settled.

Recently Issued Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The FASB has announced that it will issue an update during the fourth quarter of 2019 that will postpone the effective date further into the future. During 2019, the FASB issued ASU 2019-04 and ASU 2019-05 with Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 became effective for us in the first quarter of 2019. During the quarter ended September 30, 2019, we entered into foreign currency non-delivery forward and collar contracts which we have designated as cash flow hedges and are accounting for as derivative financial instruments to which we are applying the provisions of ASU 2017-12. Prior to the quarter ended September 30, 2019 we did not have any hedging derivatives and therefore prior periods will not be affected by this pronouncement.

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

As of January 1, 2019, the Company had $378 finance lease right-of-use assets related to computing equipment and a lease liability for $380 on its Condensed Consolidated Balance Sheet. As of September 30, 2019, the Company had $449 finance lease right-of-use assets related to computing equipment and a lease liability for $559 on its Condensed Consolidated Balance Sheet. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 2.8 years. The right-of-use assets are depreciated and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

Additionally, as of September 30, 2019 the Company had a commitment for $66 under operating leases related to short term apartment leases, installation equipment and computing equipment which expire during the current year that have not been capitalized due to their short-term nature. Rental expense from these leases is recognized on our Condensed Consolidated Income Statement as incurred. Finance lease costs, including amortization of the right-of-use assets and interest expense, short term lease cost, and related cashflows have not been material as of September 30, 2019.

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

Note 4. - Inventories, net

	September 30, 2019	December 31, 2018
Raw materials	$44,009	$43,744
Work in process	24,390	25,957
Finished goods	5,405	14,251
Stores and spares	7,557	7,437
Packing material	860	540
	82,221	91,929
Less: Inventory allowance	(81)	(80)
	$82,140	$91,849

Note 5. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed price contracts	$37,352	$39,703	$126,249	$119,733
Product sales	71,118	57,289	203,272	153,388
Total Revenues	$108,470	$96,992	$329,521	$273,121

The following table presents geographical information about revenues.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Colombia	$13,037	$12,138	$38,190	$49,519
United States	92,848	82,223	284,208	215,068
Panama	668	1,253	2,344	3,110
Other	1,917	1,378	4,779	5,424
Total Revenues	$108,470	$96,992	$329,521	$273,121

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

The table below presents the components of net contract assets (liabilities).

	September 30, 2019	December 31, 2018
Contract assets — current	$43,384	$46,018
Contract assets — non-current	9,104	6,986
Contract liabilities — current	(12,750)	(16,789)
Contract liabilities — non-current	(177)	(1,436)
Net contract assets	$39,561	$34,779

The components of contract assets are presented in the table below.

	September 30, 2019	December 31, 2018
Unbilled contract receivables, gross	$22,813	$21,703
Retainage	29,675	31,301
Total contract assets	52,488	53,004
Less: current portion	43,384	46,018
Contract Assets – non-current	$9,104	$6,986

The components of contract liabilities are presented in the table below.

	September 30, 2019	December 31, 2018
Billings in excess of costs	$3,358	4,393
Advances from customers on uncompleted contracts	9,569	13,832
Total contract liabilties	12,927	18,225
Less: current portion	12,750	16,789
Contract liabilities – non-current	$177	1,436

During the three months and nine months ended September 30, 2019, the Company recognized $162 and $4,203 of sales related to its contract liabilities at January 1, 2019, respectively. During the three and nine months ended September 30, 2018, the Company recognized $1,903 and $6,381 of sales related to its contract liabilities at January 1, 2018, respectively.

Remaining Performance Obligations

As of September 30, 2019, the Company had $269.1 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $92.8 million are expected to be recognized during the year ending December 31, 2019, $136.8 million during the year ending December 31, 2020 and $39.6 million thereafter.

Note 6. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	September 30, 2019
	Gross	Acc. Amort.	Net
Trade Names	$980	$(506)	$474
Notice of Acceptances (NOAs), product designs and other intellectual property	10,778	(6,046)	4,732
Non-compete Agreement	165	(85)	80
Customer Relationships	4,140	(2,291)	1,849
Total	$16,063	$(8,928)	$7,135

	December 31, 2018
	Gross	Acc. Amort.	Net
Trade Names	$980	$(359)	$621
Notice of Acceptances (NOAs), product designs and other intellectual property	10,881	(5,373)	5,508
Non-compete Agreement	165	(60)	105
Contract Backlog	3,090	(2,832)	258
Customer Relationships	4,140	(1,626)	2,514
Total	$19,256	$(10,250)	$9,006

The weighted average amortization period is 5.4 years.

During the nine months ended September 30, 2019 and 2018, the amortization expense amounted to $2,088 and $2,732, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations. Similarly, amortization expense for the three months ended September 30, 2019 and 2018 amounted to $603 and $956, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2019 is as follows:

Year ending	(in thousands)
2019	$575
2020	2,163
2021	2,131
2022	1,257
2023	823
Thereafter	186
$7,135

Note 7. Debt

The Company’s debt is comprised of the following:

	September 30, 2019	December 31, 2018
Revolving lines of credit	$13,559	$19,146
Finance lease	559	380
Unsecured senior note	210,000	210,000
Other loans	15,758	17,804
Syndicated loan	28,000	-
Less: Deferred cost of financing	(3,932)	(5,015)
Total obligations under borrowing arrangements	263,944	242,315
Less: Current portion of long-term debt and other current borrowings	16,168	21,606
Long-term debt	$247,776	$220,709

As of September 30, 2019 and December 31, 2018, the Company had $263,495 and $242,106 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

The Company had $7,140 and $5,037 of property, plant and equipment pledged as collateral for various lines of credit as of September 30, 2019 and December 31, 2018, respectively.

On May 2, 2019, the Company closed a $30 million five-year term debt facility with Banco de Crédito del Perú and Banco Sabadell which bears interest at Libor +2.95%. Proceeds from this long-term debt facility were used towards refinancing short-term debt and partially supporting expected capital expenditure needs for capacity expansion and the automatization of some of our processes. This facility also contains a covenant requiring that the company maintain certain leverage and fixed charge coverage ratios measured biannually at December and June, with which the Company is in compliance.

As of September 30, 2019, the Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $559. Differences between finance lease obligations and the value of property, plant and equipment under finance lease arises from differences between the maturities of finance lease obligations and the useful lives of the underlying assets.

Maturities of long-term debt and other current borrowings are as follows as of September 30, 2019:

2020	$16,359
2021	5,378
2022	220,340
2023	11,760
2024	10,245
Thereafter	3,793
Total	$267,875

The Company’s loans have maturities ranging from a few weeks to 10 years. Our credit facilities bear interest at a weighted average of rate 7.35%.

Note 8. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended September 30, 2019 we entered into several foreign currency non-delivery forward and collar contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted Colombian Peso denominated costs and expenses.

Guidance under the Financial Instruments Topic 825 of the Codification requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings.

As of September 30, 2019, the fair value of foreign currency non-delivery forward and collar contracts was in a net liability position of $1,390. We had 20 outstanding forward and collar contracts to exchange 44 million U.S. Dollars to Colombian Pesos through August 2020. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 30, 2019.

We assess the effectiveness of our foreign currency non-delivery forward and collar contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our foreign currency non-delivery forward and collar contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of September 30, 2019, that we expect will be reclassified to earnings within the next eleven months, is $1,390.

The fair value of our foreign currency hedges are classified in the accompanying consolidated balance sheets as of September 30, 2019, are as follows:

	Derivative Assets		Derivative Liabilities
	September 30, 2019		September 30, 2019
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery forward and collar contracts	Other current assets	$55	Accrued liabilities	$(1,445)
Total derivative instruments	Total derivative assets	$55	Total derivative liabilities	$(1,445)

The ending accumulated balance for the foreign currency non-delivery forward and collar contracts included in accumulated other comprehensive losses, net of tax, was $941 as of September 30, 2019, comprised of a derivative loss of $1,390 and an associated net tax benefit of $449.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and nine months ended September, 2019:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	September 30,	September 30,		September 30,	September 30,
	2019	2018		2019	2018

Non-delivery Forwards and Collar Contracts	$(1,390)	$-	General and administrative expense	$(28)	$-

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Nine Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2019	2018		2019	2018

Non-delivery Forwards and Collar Contracts	$(1,390)	$-	General and administrative expense	$(28)	$-

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

As of September 30, 2019, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2019	December 31, 2018
Fair Value	266,906	234,163
Carrying Value	247,776	220,709

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

The components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Current income tax
United States	$(146)	$528	$(1,561)	$1,250
Colombia	(4,411)	(3,683)	(12,169)	(6,205)
	(4,557)	(3,155)	(13,730)	(4,955)
Deferred income Tax
United States	349	(88)	1,475	(1,249)
Colombia	4,474	982	3,665	17
	4,823	894	5,140	(1,232)
Total income tax benefit (provision)	$266	$(2,261)	$(8,590)	$(6,187)

Effective tax rate	17%	27%	39%	37%

The Company’s weighted average statutory income tax rate is 33%. The Company’s effective income tax rate of 17% for the quarter ended September 30, 2019 differs from the weighted average statutory rate primarily as a result of a 17.3% point decrease related to permanent differences, a 10.8% decrease related to non-deductible expense, partially offset by unrealized foreign currency transaction losses which contribute to an increase of 12.1% points in the reconciliation of effective income tax rate to statutory rate.

No additional individual items contributed more than 5% points in the reconciliation of effective income tax rate to statutory tax rates during any of the periods presented.

Note 10. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales to related parties	$1,729	$1,667	$5,713	$3,804

Fees paid to directors and officers	$836	$833	$2,658	$2,461
Payments to other related parties	$964	$863	$2,797	$2,525

	September 30, 2019	December 31, 2018
Current Assets:
Due from VS	$5,885	$6,229
Due from other related parties	2,503	2,010
	$8,388	$8,239

Liabilities:
Due to related parties - current	$5,099	$1,500
Due to related parties - long term	$617	$600

The Company also has a note payable which matures in 2022 related to the acquisition GM&P for $8,500 due to the former owner who holds shares of the Company and a management position within the Company.

Ventana Solar S.A. (“VS”), a Panama Sociedad anónima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended September 30, 2019 and 2018 were $631 and $853, respectively. The Company’s sales to VS for the nine months ended September 30, 2019 and 2018 were $1,156 and $2,067, respectively.

Payments to other related parties during three and nine months ended September 30, 2019 and 2018 include the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Charitable contributions	$354	$282	$959	$849
Sales commissions	$357	$360	$1,119	$1,037

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 11. Shareholders’ Equity

Dividends

The Company originally authorized the payment of four regular quarterly dividends to holders of ordinary shares at a quarterly rate of $0.125 per share, with the first quarterly dividend being paid on November 1, 2016. The dividends were payable in cash or ordinary shares, at the option of the holders of ordinary shares. On May 11, 2017, the Company announced that commencing with the declared quarterly dividend for the third quarter of 2017 through any future dividends to be declared and paid through the second quarter of 2018, a 12% increase to $0.14 per share.

On November 5, 2019, the Company declared a regular quarterly dividend of $0.14 per share for the third quarter of 2019, which will be paid on December 20, 2019 to shareholders of record as of the close of business on November 29, 2019. The dividend will be paid in cash or ordinary shares, to be chosen at the option of holders of ordinary shares during an election period beginning December 2, 2019 and lasting until 5:00 P.M. Eastern Time on December 13, 2019. The value of the ordinary shares to be used to calculate the number of shares to be issued with respect to that portion of the dividend payable in ordinary shares shall be the average of the closing price of the Company’s ordinary shares on NASDAQ during the period from December 2, 2019 through December 13, 2019. If no choice is made during this election period, the dividend for this election period will be paid in ordinary shares of the Company.

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

As a result, the Company issued 1,875,053 shares for the share dividends resulting in $14,169 being credited to Capital and paid $2,170 in cash during the nine months ended September 30, 2019.

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

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per shares
Net Income (loss)	$(1,319)	$6,152	$13,672	$12,901

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	45,519,472	40,294,762	43,793,163	39,301,161
Effect of dilutive securities and stock dividend	-	593,235	593,235	593,235
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	45,519,472	40,887,997	44,386,398	39,894,396
Basic earnings (loss) per ordinary share	$(0.03)	$0.15	$0.31	$0.33
Diluted earnings (loss) per ordinary share	$(0.03)	$0.15	$0.31	$0.32

The effect of dilutive securities includes the effect of 593,235 shares potentially issued in relation the dividends declared. For the three months ended September 30, 2019, the effect of dilutive securities is excluded from the calculation of diluted earnings per share because including them would be anti-dilutive given the net loss during the period.

Note 12. Commitments and Contingencies

Commitments

As of September 30, 2019, the Company had an outstanding obligation to purchase an aggregate of at least $21,795 of certain raw materials from a specific supplier before May 2026.

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

Overview

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass fabricator in 2019 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Based on our analysis of third-party industry sources we had an estimated market share of over 45% of the Colombian market in 2017. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

RESULTS OF OPERATIONS

	Three months ended Sept 30,		Nine months ended Sept 30,
	2019	2018	2019	2018
Operating Revenues	$108,470	$96,992	$329,521	$273,121
Cost of sales	72,729	62,299	223,051	187,038
Gross profit	35,741	34,693	106,470	86,083
Operating expenses	(20,189)	(19,426)	(58,418)	(53,204)
Operating income	15,552	15,267	48,052	32,879
Non-operating income	450	780	1,078	2,588
Foreign currency transactions (losses) gains	(12,006)	(2,494)	(9,921)	(828)
Equity method income	295	-	273	-
Interest Expense and deferred cost of financing	(5,876)	(5,140)	(17,220)	(15,551)
Income tax Benefit (provision)	266	(2,261)	(8,590)	(6,187)
Net income	(1,319)	6,152	13,672	12,901
(Income) loss attributable to non-controlling interest	144	145	(30)	429
Income attributable to parent	$(1,175)	$6,297	$13,642	$13,330

Comparison of quarterly periods ended September 30, 2019 and 2018

Revenues

The Company’s operating revenues increased $11.5 million or 12% from $97.0 million to $108.5 million for the quarter ended September 30, 2019 compared with the quarter ended September 30, 2018.

The increase was driven by sales in the U.S. markets, which increased $10.6 million or 13% in the third quarter of 2019 compared to the same period of 2018. A portion of the Company’s sales growth in the American market have been driven by our Elite and Prestige lines aimed towards residential markets, in which we did not actively participate prior to 2017. U.S. revenues contributed 86% and 85% of total sales during the third quarter of 2019 and 2018, respectively. The increase in U.S revenues is aligned with our strategy to penetrate new geographical and end markets.

Sales in the Colombian market increased 7% year-over—year from $12.1 million to $13.0 million in the third quarter of 2018 and 2019, respectively. The moderate increase in the Colombian market sales could be indicative of a slow recovery the Company expects in the near and mid-term future following a two-year period of economic slowdown.

Gross profit

Gross profit increased $1.0 million, or 3% to $35.7 million during the three months ended September 30, 2019, compared with $34.7 million during the same period of 2018. Gross profit margins were compressed to 33.0% during the third quarter of 2019, from 35.8% during the second quarter of 2018 as a result of a different mix of sales between both periods. This effect was partially offset by diluting our fixed costs over higher sales.

Expenses

Operating expenses increased $0.8 million, or 3.9%, from $19.4 million to $20.2 million for the quarters ended September 30, 2018 and 2019, respectively. This was primarily related to $0.9 million increase in sales commission related to a higher overall amount of sales during the quarter, primarily related to sales of our Elite and Prestige product lines aimed towards residential U.S. markets. Additionally, increases of a $0.5 million warranty cost to service a specific project without a comparable expense during prior period and a $0.3 million increase in accounts receivable provision were offset by lower shipping expense, which decreased $0.8 million, or 16% from $5.3 million to $4.5 million, despite nearly 12% higher sales, as a result of several initiatives undertaken by management to use transportation resources more efficiently.

Non-operating Income

During the three months ended September 30, 2019 and 2018, the Company recorded net non-operating income of $0.5 million and $0.8 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the quarter ended September 30, 2019, the Company recorded a non-cash loss of $12.0 million associated with foreign currency transactions. Most of this impact is associated with the remeasurement of a net liability position of $126.3 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency during a period in which the Colombian peso depreciated by 8%. Comparatively, the Company recorded a net loss of $2.5 million during the three months ended September 30, 2018 while the Colombian peso depreciated 1.4% during the quarter.

Interest Expense

Interest expense and deferred cost of financing was $5.9 million and $5.1 million during the quarters ended September 30, 2019 and 2018, respectively. The 14% increase in interest expense is related to a relatively proportional increase of 12% in the Company’s total debt at September 30, 2019 compared with September 30, 2018 to support its ongoing growth.

As a result of the foregoing, the Company recorded a net loss for the three months ended September 30, 2019 of $1.4 million compared to net income of $6.2 million in the three months ended September 30, 2018.

Income Taxes

During the quarter ended September 30, 2019, the Company recorded an income tax benefit of $0.3 million related to a net loss before tax, largely associated with the large loss on foreign currency transactions during the period. The Company’s effective income tax rate of 17% for the quarter differs from the weighted average statutory rate of 32%, related to unrealized non-deductible expenses, (which given the net loss, decrease effective tax rate), and permanent differences, partially offset by foreign currency transaction losses. Comparable, the Company recorded an income tax provision of $2.2 million during the quarter ended September 30, 2019 which reflected an effective rate of 27%.

Comparison of nine-month periods ended September 30, 2019 and 2018

Revenues

The Company’s operating revenues increased $56.4 million or 20.7% from $273.1 million to $329.5 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.

The increase was driven by sales in the U.S. markets, which increased $69.1 million or 32.1% in the first nine months of 2019 compared to the same period of 2018. A portion of the Company’s sales growth in the American market have been driven by our Elite and Prestige lines aimed towards residential markets, in which we did not actively participate prior to 2017. U.S. revenues contributed 86.2% and 78.7% of total sales during the nine month periods of 2019 and 2018, respectively. The increase in U.S revenues is aligned with our strategy to penetrate new geographical end markets.

This growth more than offset a slowdown of sales in the Colombian market, which went from $49.5 million to $38.2 million in the nine month period of 2018 and 2019, respectively. The decrease in the Colombian market sales was mostly related to reduced activity in the construction industry, following a two-year period of economic slowdown, which we expect to undergo a slow recovery in the near and mid-term future.

Gross profit

Gross profit increased $20.4 million, or 23.7% to $106.5 million during the nine months ended September 30, 2019, compared with $86.1 million during the same period of 2018. Gross profit margins improved to 32.3% during the nine month period of 2019, from 31.5% during the nine month period of 2018. The margin enhancement is mainly related to fixed costs being diluted over higher sales.,

Expenses

Operating expenses increased $5.2 million, or 9.8%, from $53.2 million to $58.4 million for the nine months ended September 30, 2018 and 2019, respectively. The increase was related, in part, to $1.9 million higher sales commissions related to a higher overall amount of sales during the quarter, especially related to sales of our Elite and Prestige product lines aimed towards residential U.S. markets, a $1.3 million increase in provision of trade accounts receivable expense, which amounted to $1.0 million during the first nine months of 2019, compared with a net recovery of previously provisioned amounts for $0.2 million during 2018. Through the nine months ended September 30, 2019, the Company managed to maintain its shipping expense relatively stable despite increasing sales by 21% as a result of our efforts for efficient logistics favoring maritime freights and minimizing costlier land transportation.

Non-operating Income

During the nine months ended September 30, 2019 and 2018, the Company recorded a net non-operating income of $1.1 million and $2.6 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the nine months ended September 30, 2019, the Company recorded a non-cash loss of $9.9 million associated to foreign currency transactions. Most of this impact is associated to the remeasurement of a net liability position of $126.3 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency during a period in which the Colombian peso depreciated 6.5%. Comparatively, the Company recorded a net loss of $0.8 million during the nine months ended September 30, 2018 while the Colombian peso appreciated 0.5%.

Interest Expense

Interest expense was $17.2 million and $15.6 million during the nine months ended September 30, 2019 and 2018, respectively. The 11% increase in interest expense is related to a proportional increase of 12% in the Company’s total debt at September 30, 2019 compared with September 30, 2018 to support its ongoing growth.

As a result of the foregoing, the Company recorded net income for the nine months ended September 30, 2019 of $13.7 million compared to $12.9 million in the nine months ended September 30, 2018.

Income Taxes

During the nine months ended September 30, 2019 and 2018, the Company recorded an income provision of $8.6 and $6.2 million, respectively. The effective income tax rate for the nine months ended September 30, 2019 was 39%, up from 38% during the nine months ended September 30, 2018.

Liquidity

As of September 30, 2019, and December 31, 2018, we had cash and cash equivalents of approximately $41.7 million and $33.0 million, respectively. During the nine months ended September 30, 2019, the main source of cash were derived from our operations, an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million, and proceeds from a $30 million long-term syndicate loan facility further described below under “Cash Flow from Operations, Investing and Financing Activities”. While operating cashflow supported strong growth during the period, proceeds from the equity issuance were used to finance our joint venture with Saint-Gobain.

As of September 30, 2019, the Company had $62.5 million of borrowings available under several facilities with relationship banks, as most of the outstanding balances under such lines were repaid with the long-term syndicate loan facility issued in April of this year.

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

Additionally, the Company is carrying out enhancements at its glass and aluminum facilities to increase production capacity and automate operations. The Company anticipates that these high return investments will speed up production processes in response to strong customer demand, especially for aluminum products. The Company expects to improve efficiency in its glass production by automating certain processes to increase capacity, while reducing material waste and overall lead times. In its aluminum operations, the Company intends to benefit from a 25% increase in capacity and favorable operating leverage with the addition of an aluminum furnace and a new extrusion line, along with working capital improvements through the automation of warehousing systems. The Company completed this aluminum capacity expansion in the middle of July of 2019 and expects the full implementation of its automation initiatives by the end of 2019, with a total anticipated investment of approximately $23 million with this funding being executed since the end of 2018 and expected to be completed by the first quarter of 2020 (as some payments are expected post completion based on certain performance conditions). The Company expects to continue funding these capital investments mainly with cash on hand.

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2019	2018
Cash Flow provided by (used in) Operating Activities	$7,548	$(9,474)
Cash Flow used in Investing Activities	(54,301)	(12,930)
Cash Flow provided from Financing Activities	56,476	8,940
Effect of exchange rates on cash and cash equivalents	(1,024)	492
Cash Balance - Beginning of Period	33,040	40,923
Cash Balance - End of Period	$41,739	$27,951

During the nine months ended September 30, 2019 operating activities generated $7.5 million, in contrast to a use of $9.5 million during the nine months ended September 30, 2018.

While growing sales 20.7% year-over-year during the first nine months of 2019, the Company was able to generate cashflow from operating activities through careful management of inventories and better supplier terms. The main source of operating cashflow during the first nine months of 2019 was trade accounts payable and accrued expenses, generating $16.5 million, compared with $4.7 million in 2018. Despite the aforementioned growth, inventory levels have remained relatively stable and even generated moderate $3.9 million as a result of our efforts to streamline our vertically integrated operation and speed up inventory turnover.

Main use of cash within operating activities was trade accounts receivable, which used $30.0 million during the nine-month period ended September 30, 2019 as the Company grew sales nearly 21% year over year. Despite the balance of receivables increasing as of September 30, 2019 relative to fiscal year end, Days Sales Outstanding ratio increased only slightly to 92 days as of September 30, 2019, up from 90 days as of December 31, 2018. Comparably, trade accounts receivable used $10.6 million during the first nine months of 2018. Contract assets and liabilities used $5.1 million during the nine months ended September 30, 2019, as per industry common practice, retainage receivables associated with installation work, are built up throughout the life of a project and released upon completion. Comparably, contract assets and liabilities used $5.5 million during the nine months ended September 30, 2018.

The main source of cash during the nine months ended September 30, 2019 came from Financing Activities, which generated $56.5 million. In March 2019, the Company closed an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million. Additionally, the Company generated proceeds of debt for $70.9 million, mostly related to a $30 million five year term facility, proceeds which were mostly used to repay then existing short-term debt the Company had accumulated to fund working capital required to support nine quarters with consecutive quarter-over-quarter sales growth. Net of repayments, we generated $23.7 million from debt while continuing the decrease of its leverage metrics given the Company´s continued growth and profitability.

The Company used $54.8 million and $12.9 million in investing activities during the nine months ended September 30, 2019 and 2018. Main use of cash in investing activities was a payment for the acquisition of 25.8% equity interest in Vidrio Andino Holding, a joint-venture with Saint-Gobain described above under Capital Resources. Additionally, during the first nine months of 2019, the company paid $19.9 million to acquire property plant and equipment, as part of our high return investment plan further described above in the Capital Resources section as well as some additional Capital Expenditure associated to maintaining our current capacity.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief executive Officer and Chief Financial Officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief executive Officer and Chief Financial Officer concluded that, due to the material weakness described on our Annual Report on form 10-K for the year ended December 31, 2018 which continue to exist, our disclosure controls and procedures over financial reporting were not effective as of September 30, 2019. Notwithstanding the material weakness in our internal control over financial reporting referenced above, we believe the consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2019

