Form 10-K
period 2019-12-31
Tecnoglass Inc.
filed 2020-03-06
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-35436

TECNOGLASS INC.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1271120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Avenida Circunvalar a 100 mts de la Via 40 Barrio Las Flores, Barranquilla Colombia
(Address of Principal Executive Offices)	(Zip Code)

(57)(5)3734000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	TGLS	The NASDAQ Stock Market LLC

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $121,634,899 based on its last reported sales price of $6.49 on the Nasdaq Capital Market.

As of February 28, 2020, there were 46,117,631 ordinary shares, $0.0001 par value per share, outstanding.

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

Unless the context otherwise requires:

●	references to the “Company”, “Tecnoglass”, the “group” and to “we, “ “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;

●	references to “Tecnoglass Holding” are to Tecno Corporation;

●	references to “TG” are to Tecnoglass S.A.S;

●	references to “ES” are to C.I. Energía Solar S.A.S E.S. Windows;

●	references to “ESW” are to ES Windows LLC, our indirect wholly-owned subsidiary, based in Florida.

●	References to “VS” are to Ventana Solar S.A., a Panama-based company with which we have a strategic commercial relationship

●	references to “Tecno LLC” are to Tecnoglass LLC;

●	references to “Tecno RE” are to Tecno RE LLC; and

●	references to “ES Metals” are to ES Metals S.A.S.; and

●	references to “GM&P” are to Giovanni Monti and Partners Consulting and Glazing Contractors.

Our registered trademarks include Alutions by TecnoglassTM, ECOMAX by ESWINDOWSTM, TecnobendTM, TecnoairTM, ESWINDOWS InteriorsTM, ESW Windows and WallsTM, Solartec by TecnoglassTM, Prestige by ESWINDOWSTM, Eli by ESWINDOWSTM, and Alessia by ESWINDOWSTM . Solely for our convenience, trademarks and trade names referred to in this Form 10-K may appear without the “®” or “™” symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent possible under applicable law, our rights or the rights to these trademarks and trade names.

MARKET AND INDUSTRY DATA

In this Form 10-K, we refer to information and statistics regarding our industry, the size of certain markets and our position within the sectors in which we compete. Some of the market and industry data contained in this Form 10-K is based on independent industry and trade publications or other publicly available information, or information published by our customers, that we believe to be reliable sources, while other information is based on our good-faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this Form 10-K, and the knowledge and experience of our management in the markets in which we operate. The estimates contained in this Form 10-K have also been based on information obtained from our customers, suppliers and other contacts in the markets in which we operate. Although we believe that these independent sources and internal data are reliable as of their respective dates, the information contained in them has not been independently verified, nor have we sought consent to refer to their reports, and we cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data and the market share estimates set forth in this Form 10-K, and beliefs and estimates based thereon, may not be reliable. We have made rounding adjustments to reach some of the figures included in this Form 10-K for ease of presentation. As a result, amounts shown as totals in some tables may not be arithmetic aggregations of the amounts that precede them.

PART I

Item 1.	Business.

Overview

Tecnoglass is a leading vertically-integrated manufacturer, supplier and installer of architectural glass, windows, and associated aluminum products for the global commercial and residential construction industries. Tecnoglass was rated the second largest glass fabricator serving the United States in 2019 by Glass Magazine. Headquartered in Barranquilla, Colombia, the Company operates out of a 2.7 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific. Tecnoglass supplies over 1,000 customers in North, Central and South America, with the United States accounting for 80% of revenues. Tecnoglass’ tailored, high-end products are found on some of the world’s most distinctive properties, including the El Dorado Airport (Bogota), 50 United Nations Plaza (New York), Trump Plaza (Panama), Icon Bay (Miami), and Salesforce Tower (San Francisco).

On May 3, 2019, we consumated a joint venture agreement with Compagnie de Saint-Gobain S.A. (“Saint-Gobain”), a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S (“Vidirio Andino”), a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million will be paid through the contribution of land on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes in the first quarter of 2020. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia had been one of our main suppliers of raw glass. We beleive this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and a potential additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021.

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

We have more than 35 years of experience in architectural glass and aluminum profile structure assembly. We transform a variety of glass products, including tempered safety, double thermo-acoustic and laminated glass. Our finished glass products are installed in a wide variety of buildings across a number of different applications, including floating facades, curtain walls, windows, doors, handrails, and interior and bathroom spatial dividers. We also produce aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacturing of windows.

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

We have a strong presence in the Florida market, which represents a substantial portion of our revenue stream and backlog. Our success in Florida has primarily been achieved through sustained organic growth, with further penetration now taking place into other highly populated areas of the United States. As part of our strategy to become a fully vertically integrated company, we have supplemented our organic growth with some acquisitions that have allowed us added control over our supply chain allowed for further vertical integration of our business and will act as a platform for our future expansion in the United States. In 2016, we completed the acquisition of ESW, which gave us control over the distribution of products into the United States from our manufacturing facilities in Colombia. In March 2017, we completed the acquisition of GM&P, a consulting and glazing installation business that was previously our largest installation customer.

On May 3, 2019, we consummated the joint venture agreement with Saint-Gobain, acquiring a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain, solidifying our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs. Additionally, in April 2019, ESMetals, a Colombian entity in which the Company has 70% equity interest began operations. ESMetals serves as a metalwork contractor to supply the Company with steel accessories used in the assembly of certain architectural systems as part of our vertical integration strategy.

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

Vertical Integration

We believe we are unique within the industry in vertically integrating the purchasing of raw materials and the manufacturing, distribution and installation of our products. By vertically integrating each of these functions, we are able to eliminate inefficiencies throughout the supply chain and generate strong margins. These efficiencies are only enhanced as our business grows and we benefit from operating leverage and economies of scale. In particular, our May 3, 2019 joint venture with Saint-Gobain has solidified our vertical integration strategy by providing us with an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

This business model also allows us to maintain strict quality control, from the sourcing of input materials to the installation of our finished products. Our vertically integrated business model therefore enables us to provide consistent high-quality products to our end-customers. Ownership of the entire production process also reduces our dependence on third parties, allowing us to respond more quickly to our customers’ needs and reducing lead-times for new or customized products.

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

As a result of the significant trade imbalance between Colombia and the United States for goods transported in container ships, we are able to transport our products to the United States in containers that would otherwise return empty to the United States. We are therefore able to distribute our products to the eastern, southern and western regions of the United States at very attractive rates, which are often lower than a comparable domestic land shipment within the United States. Demand for high-specification architectural glass is typically highest in large coastal cities, which we are able to ship to directly, while most of our competitors must utilize relatively expensive land transportation services to deliver finished goods to these sites.

Commitment to Quality and Innovation

Our commitment to quality is evidenced by our significant recent investments in machinery and equipment. Since 2012, we have invested nearly $300 million in the latest technologies to enhance the efficiency and accuracy of our production lines, and ultimately to improve the quality of the products that we deliver to our customers. We believe these significant investments position us to meet our growth objectives over the next several years. We operate state-of-the-art glass making equipment, glass laminating lines, aluminum presses and high-volume insulating equipment which facilitate more precise manufacturing, enabling us to offer a broader selection of and higher quality products and remain agile in responding to customer demands, while generating less raw material waste.

We believe our investments in technology within recent years have positioned us well for continued growth, improved profitability and enhanced cash generation in the years ahead. Recent examples of our investments include:

●	our acquisition of three aluminum extrusion presses that together added more than 1,000 tons of production capacity per month, alongside associated investments in new aluminum paint lines and foundries;

●	our purchase of equipment used to produce soft-coated, low emissivity glass;

●	our completion of our solar panel project that generates approximately five megawatts of eco-friendly energy at our manufacturing facilities.

●	our purchase of glass-laminating and tempering furnaces that use state-of the-art technology to produce curved glass in a broad range of easily modifiable curvatures (“TecnoBend”). TecnoBend uses a flexible mold to produce customized shapes for architectural structures;

●	our investment in a jumbo tempering oven capable of producing extra-large slabs of laminated glass. These products are sought after in high-specification designs, allowing us to supply these high profile projects. For example, our extra-large glass slabs were recently installed in the El Dorado Airport, located in Bogotá, Colombia.

●	our investment of $5.1 million in a vertical paint line and in an additional extrusion press, which we expect to expand our aluminum production capacity in tons by roughly 29%, and the completion in July 2019 of a $5.2 million investment to create a new automated aluminum warehouse, which we expect will further reduce process lead times in the assembly of our curtain wall systems; and

●	the investment of $9.9 million in an automated glass sorting and processing system, which will increase the capacity of two of our ten production lines by over 160% (or 10% of our total production capacity) while reducing employee headcount, and reduce process lead time.

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

On September 20, 2018, we entered an agreement with Schüco USA LLLP (“Schüco”), a division of the Schüco International KG, a worldwide leader of architectural systems headquartered in Germany, with more than 60 years of experience and a presence in over 80 countries. Schüco is known for its expertise in the innovative design of building envelopes, windows, doors and facade systems, for the construction industry. This agreement enables Tecnoglass to manufacture and sell Schüco’s architectural systems to customers in North, Central and South America, alongside our existing ESWindows products. Additionally, Tecnoglass will extrude and paint aluminum profile designs as part of Schüco’s global supply chain primarily for products sold in the United States. This agreement allows Tecnoglass to expand its portfolio and offer more solutions to its clients with high-end, renowned designs.

Superior Customer Service

In addition to manufacturing high quality products at competitive prices, our customer value proposition is supplemented by short lead-times, on-time delivery and after-sale support. Through the coordinated efforts of our sales teams, product specialists and field service teams, we deliver high quality service to our customers, from the initial order to the delivery and installation of our products. We believe our ability to accompany our clients throughout every phase of their projects’ engineering, consulting, manufacturing and installation along with our ability to coordinate these efforts as a one-stop-shop is a key differentiator from our competition.

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

Loyal and Highly Motivated Employees

Capitalizing on our various competitive advantages also requires a skilled and dedicated workforce. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held every week. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with our rate of one accident per 30 workers per year, being substantially lower than the average of one accident per 12 workers per year for manufacturing companies in Colombia.

We value our employees and invest in them and their communities. For several decades, we have committed resources to improving the quality of life of our local communities. Our foundation, “Fundación Tecnoglass,” provides local communities, employees and their families with assistance purchasing or improving homes and facilitating higher education scholarships. During 2019, over 200 families benefited from these initiatives. Fundación Tecnoglass provides funding for different local schools looking to improve social transformation and community development. Vive Bailando and Colombia Campo para Crecer, are youth oriented programs in the Las Flores neighborhood (local community near Tecnoglass’ headquarters) has positively impacted more than 180 families in less than a year. Additionally, we donate our recyclable glass to the foundation, which sells it to local recycling cooperatives and uses the proceeds to fund scholarships for Company employees. We believe these initiatives have allowed us to maintain a strong relationship with our employees, which in turn has ensured a skilled, motivated and loyal workforce with low levels of turnover. We have remained union-free since our incorporation in 1984.

Strategy

We have identified the following strategic priorities that we believe are important in advancing our business:

Further Geographic Penetration in the United States

We have successfully established a leading reputation in the Florida construction market by providing high value, impact-resistant architectural glass products. Our products have become widely regarded in Florida for their quality and are certified in compliance with all U.S. regulations. Since 2016, the United States region has grown from 67% of our backlog to 90% of our backlog as of December 31, 2019.

Sales in Florida comprised 89% of United States revenue in the year ended December 31, 2019. In recent years, we have begun to successfully grow our geographic presence in the United States outside of Florida, particularly into markets along the east coast, and as a result, 35% of our U.S. Backlog is for projects outside of Florida. Coastal markets are particularly attractive to us, as they can be directly accessed by ship, resulting in transportation costs from our manufacturing facilities that are similar to our transportation costs to Florida. These regions are also affected by hurricanes, significant temperature fluctuations and other extreme forms of weather that foster demand for our products. We are actively expanding our sales presence in these costal markets and have already successfully completed several projects in large U.S. markets such as New York, Boston, Washington D.C. and Baltimore as well as cities along the U.S. Gulf Coast, such as Houston.

We intend to continue growing the business organically outside of Florida. As we explore growth opportunities in new U.S. markets, we intend to leverage the strong reputation we have developed with national commercial construction contractors, architects and designers for providing high quality products at the most competitive prices.

Penetrate the U.S. Residential Market

In April 2017 we launched “ES Windows: Elite Collection” and “ES Windows: Prestige Collection” to target the U.S. residential new and replacement sectors. We have received positive interest for the new products to date and positive reactions from our customers. Although residential sales represent a relatively small portion of our sales today, we believe it will be a significant source of growth for us in the future. Our U.S. residential market sales represent 15% of our total sales for the year ended December 31, 2019. The U.S. residential housing construction market exceeded $541 billion in spending during the twelve months ended December 31, 2019 according to the United States Census Bureau. Residential housing starts are expected to increase by more than 6% during 2020, according to Evercore ISI research. We believe that our core strengths that have facilitated our success to date, namely the quality of our products and the structural cost advantages that allows us to price our products competitively, will similarly contribute to our success in residential window sales.

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

Additionally, the Company is carrying out enhancements at its glass and aluminum facilities to increase production capacity and automate operations. The Company anticipates that these high return investments will speed up production processes in response to strong customer demand, especially for aluminum products. The Company expects to improve efficiency in its glass production by automating certain processes to increase capacity, while reducing material waste and overall lead times. In its aluminum operations, the Company intends to benefit from a 25% increase in capacity and favorable operating leverage with the addition of an aluminum furnace and a new extrusion line, along with working capital improvements through the automation of warehousing systems. The Company completed this aluminum capacity expansion in the middle of July of 2019 and implemented its automation initiatives, with a total anticipated of approximately $23 million with this funding being executed since the end of 2018 and expected to be completed by the first quarter of 2020. The Company expects to continue funding these capital investments mainly with cash on hand.

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

Products

We manufacture and sell the following products:

●	Low-e Glass – Low emissivity glass manufactured by depositing metal particles on the surface of the glass inside a vacuum chamber. This product offers excellent thermal insulation designed to improve energy efficiency of buildings.

●	Laminated/Thermo-Laminated Glass - produced by bonding two glass sheets with an intermediate film in-between. As a safety feature, this product fractures into small pieces if it breaks.

●	Thermo-Acoustic Glass - manufactured with two or more glass sheets separated by an aluminum or micro-perforated steel profile. This product has a double-seal system that ensures the unit’s tightness, buffering noise and improving thermal control. This product serves as an excellent noise barrier, which is used especially in zones close to airports, traffic or wherever there are unpleasant sounds.

●	Tempered Glass - glass subject to a tempering process through elevated temperatures resulting in greater superficial elasticity and resistance than conventional glass.

●	Silk-Screened Glass - special paint is applied to glass using automatic machinery and numerical control, which ensures paint homogeneity and an excellent finish.

●	Curved Glass - produced by bending a flat glass sheet over a mold, using an automated heat process, which maintains the glass’ physical properties.

●	Digital Print Glass - digital printing allows any kind of appearance required by the client, offering versatility to projects.

●	Aluminum products - sold through our Alutions brand includes bars, plates, profiles, rods and tubes used primarily in the manufacture of architectural glass settings including windows, doors, spatial separators and similar products.

●	Curtain Wall / Floating facades - a non-structural window screen suspended outside a building and are available in many technical specifications for high performance required in high-rise buildings, resistant to strong winds and ensuring high quality standards.

●	Stick facade systems – glass and aluminum facade elements are fixed to the structure of the building and the glass and spandrel are inserted in the grid on site available in many combinations to define colors, thickness, glass types and finishes, and types of ventilation and design complements.

●	Windows and Doors - line of window and door products defined by the different types of glass finish, such as normal, impact resistant, hurricane-proof, safety, soundproof and thermal. Additionally, they are available in numerous structures, including fixed body, sliding windows, casement windows, hung windows, sliding doors and swinging doors.

●	Interior dividers and Commercial display windows - commercial and interior display windows with a broad range of profiles, colors and crystal finishes, as well as bathroom stall dividers, office cubicle separators and closets Products combine functionality, aesthetics and elegance and are available in a broad range of structures and materials.

●	Hurricane-proof windows - combine heavy-duty aluminum or vinyl frames with special laminated glass to provide protection from hurricane-force winds up to 180 mph and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects.

●	Other – awnings, structures, automatic doors and other components of architectural systems.

Brands and Trademarks

Our main brands are Tecnoglass, ESWindows and Alutions. Our registered trademarks include “Alutions by Tecnoglass”, “ECOMAX by ESWINDOWS”, “Tecnobend”, “Tecnoair”, “ESWINDOWS Interiors”, “ESW Windows and Walls”, “Solartec by Tecnoglass”, “Prestige by ESWINDOWS”, “Eli by ESWINDOWS”, and “Alessia by ESWINDOWS”.

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

Our products are marketed using a combination of internal sales representatives, independent sales representatives and directly to distributors. We believe this strategy is highly efficient for our business. Our internal sales representatives receive a portion of their performance-based compensation based on sales and profitability metrics. Additionally, some of our sales and marketing efforts are handled by area sales representatives who work on a commission basis.

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

Working Capital Requirements

During the year ended December 31, 2019, we generated $27.0 million cash from operating activities. Despite the challenge imposed by working capital required to grow sales by 16% year-over-year during 2019, higher profitability coupled with efficient inventorty management allowed such inventories to generate $8.4 million. The main use of cash was trade accounts receivable, which used $19.6 million, as a result of increasing sales, while days sales outstanding remained relatively stable.

Customers

Our customers include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. We have over 1,000 customers. Of our 100 most representative customers, which represent over 83% of our sales, about 82% are located in North America, 1% in Central America and the Caribbean, and 17% in South America. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2019 and 2018.

Backlog

We had a combined backlog of $541.7 million as of December 31, 2019, and $515 million as of December 31, 2018. We do not believe that backlog is indicative of our future results of operations or prospects. Although we seek commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2019 three suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represented 37% of raw material purchases, including Vidrio Andino SAS, from which we purchased 10% of our raw material purchases, and with whom we created a joint venture in March 2019. During the year ended December 31, 2018 three suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represented 37% of raw material purchases, including Vidrio Andino, from whom we purchased 12%.

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

The cost associated with product warranties was $2,453and $957 during the years ended December 31, 2019 and 2018, respectively.

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

Competitors

We have local and international competitors that also focus on glass and aluminum transformation, window ensemble and installation and designing in the commercial and residential construction markets. The market in the United States in which we compete is mainly comprised of manufacturers, distributors and installers of glass curtain walls, windows and doors for commercial and residential buildings. Based on our analysis of IBIS World Report, we estimate that we capture 1% of the US consolidated market by revenue (manufacturing and services), which represents an attractive opportunity for further penetration. In Colombia, we believe we are the leading producer of high-end windows, with more than 35 years of experience in the glass and aluminum structure assembly market. The industry has a few well-known players and is mostly atomized and comprised of small competitors.

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

Employees

As of December 31, 2019, we had a total of 5,528 employees, none of whom is represented by a union. As of December 31, 2018 we had a total of 5,852 employees. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. We provide ongoing training programs to our employees through the self-established programs.

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

Additional Information About the Company

We maintain websites for our subsidiaries, TG, ES and GM&P, which can be found at www.tecnoglass.com, www.energiasolarsa.com, and www.gmpglazing.com, respectively. The corporate filings of Tecnoglass Inc., including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on the Investor Relations page at investors.tecnoglass.com, which are uploaded as soon as reasonably practicable after we electronically file (or furnish in certain cases) such material with the Securities and Exchange Commission, and can also be found at the SEC’s website at http://sec.gov. We do not intend for information contained in any of our websites, including the Investor Relations pages, to be a part of this Form 10-K.

Item 1A.	Risk Factors.

Risks Related to Our Business Operations

We operate in competitive markets, and our business could suffer if we are unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.

The principal markets that we serve are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers. Our competition comes from companies of various sizes, some of which have greater financial and other resources than we do and some of which have more established brand names in the markets that we serve. We currently compete with companies such as Viracon (a subsidiary within the Apogee Enterprises Inc. Group), PGT, Cardinal Glass and Oldcastle Glass among others in the United States and companies such as Vitro, Vitelco and others in the Colombia and Latin America. Any of these competitors may foresee the course of market development more accurately than we will, develop products that are superior to ours, have the ability to produce similar products at a lower cost than us or adapt more quickly than we can to new technologies or evolving customer requirements. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce gross profit and net income. Accordingly, we may not be able to adequately address potential downward pricing pressures and other factors, which may adversely affect our financial condition and results of operations.

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

Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. It is possible in the future that our competitors or other suppliers may create products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. We have a fixed set of maximum price rates, and from those prices we negotiate with the supplier of the material depending on the project. We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2019, three suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represent 37% of raw material purchases, including Vidrio Andino SAS, from which we purchased 10% of our raw materials, and with whom we consummated joint venture agreement in May 2019. Failures of third-party suppliers to provide raw materials to us in the future could have an adverse impact on our operating results or our ability to manufacture our products.

We may not realize the anticipated benefit through our joint venture with Saint-Gobain and the planned construction of a new plant as part of the joint venture may not be completed as planned.

We entered into a joint venture agreement with Saint-Gobain and on May 3, 2019, we adquired an approximately 25.8% minority interest in Vidrio Andino’s float glass plant in the outskirts of Bogota, Colombia. We believe this transaction will solidify our vertical integration strategy by acquiring the first stage of our production chain while securing ample glass supply for our expected production needs. However, we may be unable to realize the planned synergies and fail to integrate the facility’s production capacity into our manufacturing process, which may have a negative impact on our financial condition. Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility in which we will also have a 25% interest. The new plant will be funded with the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company.

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

We may not be able to realize the expected return on our growth and efficiency capital expenditure plan.

On , 2019, we began a $20.2 million growth and efficiency capital expenditure plan meant to enhance operations. We invested $9.9 million in an automated glass sorting and processing system, which increased the capacity of two of our ten production lines by over 160% (or 10% of our total production capacity) while reducing employee headcount, and reduced process lead time. In addition, we currently plan to invest $5.1 million in a vertical paint line and in an additional extrusion press, which we expect to expand our aluminum production capacity in tons by roughly 29%. We also currently intend to invest $5.2 million to create a new automated aluminum warehouse, which we expect will further reduce process lead times in the assembly of our curtain wall systems.

There can be no assurance that the anticipated cost saving initiatives will be achieved, or that they will not be significantly and materially less than anticipated, or that the completion of such cost savings initiatives will be effectively accomplished. In addition, our ability to realize the anticipated cost savings are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as changes to government regulation governing or otherwise impacting our industry, operating difficulties, client preferences, changes in competition and general economic or industry condition. If we fail to realize the anticipated cost savings it could have a negative impact on our financial position.

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

Our ten largest third-party customers worldwide collectively accounted for 41% of our total sales revenue for the year ended December 31, 2019, though no single customer accounted for more than 10% of annual revenues. We also do not have any long-term requirements contracts pursuant to which we would be required to fulfill customers on an as-needed basis.

Although the customary terms of our arrangements with customers in Latin America and the Caribbean typically require a significant upfront payment ranging between 30% and 50% of the cost of an order, if a large customer were to experience financial difficulty, or file for bankruptcy or similar protection, or if we were unable to collect amounts due from customers that are currently under bankruptcy or similar protection, it could adversely impact our results of operations, cash flows and asset valuations. Therefore, the risk we face in doing business with these customers may increase. Financial problems experienced by our customers could result in the impairment of our assets, a decrease in our operating cash flows and may also reduce or curtail our customers’ future use of our products and services, which may have an adverse effect on our revenues.

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

In the year ended December 31, 2019, 88% of our sales were to customers outside Colombia, including to the United States and Panama, and we expect sales into the United States and other foreign markets to continue to represent a significant portion of our net sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. An increase in tariffs on products shipped to countries like the United States, which President Trump has indicated is possible, or changes in the relative values of currencies occur from time to time and could affect our operating results. This risk and the other risks inherent in foreign sales and operations could adversely affect our operating results in the future.

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

We are subject to labor, and health and safety regulations, and may be exposed to liabilities and potential costs for lack of compliance.

We are subject to labor, and health and safety laws and regulations that govern, among other things, the relationship between us and our employees, and the health and safety of our employees. If an adverse final decision that we violated any labor or health and safety laws, we may be exposed to penalties and sanctions, including the payment of fines. In particular, most of our employees are hired through temporary staffing companies and are employed under one-year fixed-term employment contracts. According to applicable labor law regarding temporary staffing companies, if we exceed the limits for hiring temporary employees and the Colombian Ministry of Labor identifies the existence of illegal outsourcing, sanctions may be imposed along with probable lawsuits by employees claiming the existence of a labor relationship. Our subsidiaries could also be subject to work stoppages or closure of operations.

The above, notwithstanding cancellation or suspension of governmental registrations, authorizations and licenses issued by other authorities, any one of which may result in interruption or discontinuity of business, and, could, consequently, materially and adversely affect our business, financial condition or results of operation.

Our results of operations could be significantly affected by foreign currency fluctuations and currency regulations.

We are subject to risks relating to fluctuations in currency exchange rates that may affect our sales, cost of sales, operating margins and cash flows. During the year ended December 31, 2019, approximately 12% of our revenues and 29% of our expenses were in Colombian pesos. The remainder of our expenses and revenues were denominated, priced and realized in U.S. dollars. In the future, and especially as we further expand our sales in other markets, our customers may increasingly make payments in non-U.S. currencies. In addition, currency devaluation can result in a loss to us if we hold monetary assets in that currency. Hedging foreign currencies can be difficult and costly, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

Energy Holding Corporation exercises significant influence over us as a result of its majority shareholder position and voting rights. As of December 31, 2019, Energy Holding Corporation beneficially owned approximately 56.6% of our outstanding ordinary shares. Energy Holding Corporation, in turn, is controlled by members of the Daes family, who together own 100% of the shares of Energy Holding Corporation. See “Principal Securityholders.” Accordingly, our controlling shareholders would have considerable influence regarding the outcome of any transaction that requires shareholder approval. In addition, if we are unable to obtain requisite approvals from Energy Holding Corporation, we may be prevented from executing critical elements of our business strategy.

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

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cybercrime pose a risk to the security of our systems, our information networks, and to the confidentiality, availability and integrity of our data, including our intellectual property, proprietary business information, and personally identifiable information of our customers and employees, as well as to the functionality of our manufacturing process. A disruption in our information technology systems for any prolonged period, whether caused by cybercrime or telecommunications failures, natural disasters, or other problems, could result in delays in executing certain production activities, logging and processing operational and financial data, communication with employees and third parties or fulfilling customer orders, or the loss or misappropriation of customer information, resulting in potential liability, regulatory actions, or reputational damage or otherwise adversely affect our financial results. We employ a number of measures to prevent, detect and mitigate these threats, which include employee education, password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack or disruption in our information technology systems from telecommunication failures, natural disasters, or other problems.

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

A significant portion of our historical growth has occurred through acquisitions and we will likely enter into acquisitions in the future. We may at any time be engaged in discussions or negotiations with respect to possible acquisitions, including transactions that would be significant to us. We regularly make, and we expect to continue to make, acquisition proposals, and we may enter into letters of intent for acquisitions. We cannot predict the timing of any contemplated transactions. To successfully finance such acquisitions, we may need to raise additional equity capital and indebtedness, which could increase our leverage level above our leverage level. We cannot assure you that we will enter into definitive agreements with respect to any contemplated transactions or that transactions contemplated by any definitive agreements will be completed on time or at all. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that the businesses acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of acquired businesses will prove incorrect.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

As of December 31, 2019, we and our subsidiaries on a consolidated basis had $259.8 million principal amount of USD denominated debt outstanding. Our indebtedness could have negative consequences to our financial health. For example, it could:

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

As of the date of this annual report, Colombia’s long-term foreign currency sovereign credit ratings were affirmed “Baa2” by Moody’s, “BBB-” by S&P and “BBB” by Fitch, three of the main rating agencies worldwide. The stable outlook reflects their expectation that Colombia’s established political institutions and track record of consensus on key economic policies will contribute to economic stability and continuity over the coming two to three years. Real GDP growth in Colombia is expected to accelerate in 2020 as private consumption and investment drive economic activity and industrial production and exports rebound.

Colombia’s economy, just like most of Latin-American countries, continues suffering from the effects of lower commodity prices, mainly oil, reflected in its elevated level of external debt. Even though the country has taken measures to stabilize the economy, it is uncertain how will these measures be perceived and if the intended goal of increasing investor’s confidence will be achieved.

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

Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. The fiscal rules imposed on the Colombian government the need to reduce the fiscal deficit from 2.7% of GDP in 2019 to 2.3% of GDP in 2020, respectively, and have thereby prevented the Colombian government from taking counter-cyclical measures to stimulate the economy

Although the country has gone through three tax reforms in the last five years, the Colombian government continues to face serious budgetary constraints and pressure from rating agencies that could lead to future tax reforms, with potential adverse consequences on our financial results.

In recent years, the Colombian currency had shown some short-term volatility vis-à-vis the U.S. dollar, despite only depreciating by less than by 1% in 2019 and 9.3% in 2018. Any international conflicts or related events have the potential to create an exchange mismatch, given the vulnerability and dependence of the Colombian economy on external financing and its vulnerability to any disruption in its external capital flows and its trade balance.

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

Our operations are located in Colombia and may be, to varying degrees, affected by economic and market conditions in other countries. Trade barriers being erected by major economies may limit our ability to sell products in other markets and execute our growth strategies. Economic conditions in Colombia are correlated with economic conditions in the United States. As a result, any downturn in economic activity, could have a negative impact on our business in the United States, which at the year ended December 31, 2019, accounted for 85% of our net operating revenues.

In 2018, the United States levied a steel and aluminum tariff under which certain aluminum products we manufacture in Colombia are subject to a 10% tariff. Most of our imports to the United States of assembled architectural systems are not subject to the tariff, however our extruded aluminum products are subject to this tariff. The tariff resulted in an expense of $1.7 million as of the end of the latest reportable period at December 31, 2019. For the time being, the burden of this tax is being passed on to our clients through increased sales prices.

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

Despite efforts by the Colombian government, drug-related crime, guerrilla paramilitary activity and criminal bands continue to exist in Colombia, and allegations have surfaced regarding members of the Colombian congress and other government officials having ties to guerilla and paramilitary groups. Although the Colombian government and ELN have been in talks since February 2017 to end a five-decade war, the Colombian government has suspended the negotiations after a series of rebel attacks... This situation could result in escalated violence by the ELN and may have a negative impact on the credibility of the Colombian government which could in turn have a negative impact on the Colombian economy.

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

We are subject to money laundering and terrorism financing risks.

Third parties may use us as a conduit for money laundering or terrorism financing. If we were to be associated with money laundering (including illegal cash operations) or terrorism financing, our reputation could suffer or we could be subject to legal enforcement (including being added to “blacklists” that would prohibit certain parties from engaging in transactions with us). Our Colombian subsidiaries could also be sanctioned pursuant to criminal anti-money laundering rules in Colombia.

We have adopted a Compliance Manual which includes policies and procedures. However, such measures, procedures and compliance may not be completely effective in preventing third parties from using us as a conduit for money laundering or terrorism financing without our knowledge, which could have a material adverse effect on our business, financial condition and results of operations.

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

On December 28, 2018, a tax reform was implemented by means of Law 1943 intended to strengthen the mechanisms to prevent tax evasion, reduce corporate taxes, and encourage investment and economic growth and introduced other substantial changes to the then-existing tax legal framework. As a result, the corporate income tax rate decreased to 33% for fiscal year 2019, 32% for fiscal year 2020, 31% for fiscal year 2021 and 30% for fiscal year 2022. Law 1943 also includes increased withholding tax rates resulting from payments made to foreign entities to a general rate of 20% (from the current 15%), however this general rate does not apply to foreign indebtedness exceeding one year, in which case the applicable income tax withholding remains at 15%. In October 2019, the Colombian Constitutional Court revoked the 2018 tax reform law based on certain procedural flaws during its enactment. Later, on December 27, 2019, a tax reform was enacted by means of Law 2010 which was based on the 2018 Law 1943.

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

Risks Related to Us and Our Securities

On December 20, 2019 the Company’s shareholders approved the delisting of the Company’s ordinary shares from the Colombian Securities Exchange (Bolsa de Valores de Colombia, “BVC”), and your ability to trade your shares of the Company through this secondary market may be limited.

Our board of directors has proposed and our shareholders have approved the delisting of the Company’s ordinary shares from the BVC. After delisting from the BVC, the ordinary shares will continue to trade on the Nasdaq Capital Market (“Nasdaq”).

The Colombia stock listing is secondary to our primary listing on Nasdaq, which will serve as the exclusive exchange to transact Tecnoglass ordinary shares upon completion of the delisting from the Colombia Stock Exchange. With over 99% of Tecnoglass shares traded on Nasdaq over the past year, the delisting of secondary trading on the BVC is expected to save on expenses, time and administrative resources associated with the Company’s listing on a secondary exchange.

We have requested authorization to delist from the Colombian Superintendence of Finance, which is the regulatory authority that needs to approve the delisting. We will maintain our listing on BVC during at least the six (6) months following the publication of the authorization to delist issued by the Colombian Superintendence of Finance, which will be disclosed by the Company to the local public with the periodicity and content defined by the Superintendence. Additionally, we will maintain a mechanism that allows local shareholders to dispose of their shares in Nasdaq for at least six (6) months thereafter.

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

Our financial reporting obligations as a public company place a significant strain on our management, operational and financial resources, and systems. We may not be able to implement effective internal controls and procedures to detect and prevent errors in our financial reports, file our financial reports on a timely basis in compliance with SEC requirements, or prevent and detect fraud. Our management may not be able to respond adequately to changing regulatory compliance and reporting requirements. We are both a “smaller reporting company” and an “accelerated filer” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and no longer qualify as an “emerging growth company.” If we are not able to adequately implement the requirements of Section 404, we may not be able to assess whether internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence, the market price of our ordinary shares and our ability to raise additional capital.

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

None.

Item 2.	Properties.

We own and operate a 2.7 million square foot manufacturing complex located in Barranquilla, Colombia. This manufacturing campus houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has eight lamination machines with independent assembly rooms, ten specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as a coater to produce low emissivity glass with high thermal insulation specifications using soft coat technology. The Alutions plant has an effective installed capacity of 2,100 tons per month and can create a variety of shapes and forms for windows, doors and related products. We also own six natural gas power generation plants with an aggregate capacity of 10 megawatts which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators. We also own and operate a 123,399 square foot manufacturing and warehousing facility in a 215,908 square foot lot in Miami-Dade County, Florida, United States. The facility houses manufacturing and assembly equipment, warehouse space, and administrative and sales offices.

We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the regular course of business. Some disputes are derived directly from our construction projects, related to supply and installation, and even though deemed ordinary, they may involve significant monetary damages. We are also subject to other type of litigation arising from employment practices, worker’s compensation, automobile claims and general liability. It is very difficult to predict precisely what the outcome of this litigation might be. However, with the information at our disposition as this time, there are no indications that such claims will result in a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares are listed on Nasdaq under the symbol “TGLS”. Effective January 6, 2016, the Company’s shares also commenced trading on the Bolsa de Valores de Colombia (“BVC”), the principal stock exchange of Colombia, under the symbol TGLSC. The listing of the Company’s shares on BVC is secondary to the primary listing on Nasdaq.

On December 20, 2019, the Company’s shareholders approved the deslisting of the Company’s ordinary shares from BVC. Pursuant to this approval, the Company has requested authorization to delist from the Colombian Superintendence of Finance, which is the regulating authority that needs to approve the delisting. We will maintain our listing on BVC during at least the six (6) months following the publication of the authorization to delist issued by the Colombian Superintendence of Finance, which will be disclosed by the Company to the local public with the periodicity and content defined by the Superintendence. Additionally, we will maintain a mechanism that allows local shareholders to dispose of their shares in Nasdaq for at least six (6) months thereafter

Holders

As of December 31, 2019, there were 340 holders of record of our ordinary shares. We believe our ordinary shares are held by more than 3,000 beneficial owners.

Dividends

Prior to August 2016, we had not paid any cash dividends on our ordinary shares. On August 4, 2016, our Board of Directors authorized the payment of regular quarterly dividends to holders of our ordinary shares at a quarterly rate of $0.125 per share (or $0.50 per share on an annual basis). Our Board of Directors subsequently authorized an increase in the dividends to $0.14 per share (or $0.56 per share on an annual basis) beginning in the third quarter of 2017 and going forward. The dividends have been paid in cash or ordinary shares, at the option of holders of ordinary shares during an election period. The value of the ordinary shares used to calculate the number of shares issued with respect to that portion of the dividend payable in ordinary shares was the average of the closing price of our ordinary shares on Nasdaq during a set period. If no choice was made during the election period, the dividend was paid in ordinary shares.

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2019.

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

We have more than 35 years of experience in architectural glass and aluminum profile structure assembly. We transform a variety of glass products, including tempered safety, double thermo-acoustic and laminated glass. Our finished glass products are installed in a wide variety of buildings across a number of different applications, including floating facades, curtain walls, windows, doors, handrails, and interior and bathroom spatial dividers. We also produce aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacturing of windows.

Our products are manufactured in a 2.7 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions including El Dorado Airport (Bogota), Via 57 West (New York), Brickel Flatiron (Miami), and Salesforce Tower (San Francisco). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

As part of our strategy to become a fully vertically integrated company, we have supplemented our organic growth with some recent acquisitions that have allowed us added control over our supply chain, allowed for further vertical integration of our business and will act as a platform for our future expansion in the United States. In 2016, we completed the acquisition of ESW, which gave us control over the distribution of products into the United States from our manufacturing facilities in Colombia. In 2017, we completed the acquisition of GM&P, a consulting and glazing installation business that was previously our largest installation customer. These acquisitions allowed for further vertical integration of our business and will act as a platform for our future expansion in the United States. And on May 3, 2019, we consummated the joint venture agreement with Saint-Gobain, acquiring a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain, solidifying our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

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

We sell to over 1,000 customers using several sales teams based out of Colombia and the United States to specifically target regional markets in South, Central and North America. The United States accounted for 85%, and 80% of our combined revenues in 2019 and 2018, respectively, while Colombia accounted for approximately 12% and 17%, and Panama accounted for approximately 1% and 1% in those years, respectively.

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

We expect to benefit from growth in both of our largest markets, the United States and Colombia. One indicator of the non-residential construction outlook in the United States, the Architectural Billing Index, has generally pointed towards an improved construction outlook since late 2012 and reached 52.5 as of December 2019; any score above 50 indicates increase in billing, pointing toward expansion. Construction for nonresidential construction activity in the United States is projected to grow 1.5% in 2020 and 0.9% in 2021, according to the AIA Consensus Construction Forecast. Additionally, since 2018 we are actively seeking business in the U.S. residential market. Residential housing starts are expected to increase by 6% during 2020 according to Evercore ISI research. Over the five years to 2024, the industry is projected to continue expanding, albeit at a slower pace than it has during the current period. We believe our United States business will grow with this increase in construction spending.

Liquidity

As of December 31, 2019, and 2018, we had cash and cash equivalents of approximately $47.9 million and $33.0 million, respectively. During the year ended December 31, 2019, the main sources of cash were derived from our cashflow from operations and an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million, and proceeds from a $29.5 million long-term syndicate loan facility further described below under “Cash Flow from Operations, Investing and Financing Activities”. While operating cashflow supported strong growth during the period, proceeds from the equity issuance were used to finance our joint venture with Saint-Gobain.

As of December 31, 2019, the Company had $57.3 million of borrowings available under several facilities with relationship banks, as most of the outstanding balances under such lines were repaid with the long-term syndicate loan facility issued in April of this year.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state of the art technology. During the years ended December 31, 2019 and 2018, we made investments primarily in building and construction, and machinery and equipment in the amounts of $26.2 million, and $13.6 million, respectively.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquirred a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of wich $34.1 million was paid in cash and $10.9 million to be paid through the contribution of land to be contributed on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes by the first quarter of 2020. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, had been one of our main suppliers of raw glass. We believe this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021 if needed (based on debt availability).

Additionally, the Company carried out enhancements at its glass and aluminum facilities to increase production capacity and automate operations. The Company anticipates that these high return investments will speed up production processes in response to strong customer demand, especially for aluminum products. The Company expects to improve efficiency in its glass production by automating certain processes to increase capacity, while reducing material waste and overall lead times. In its aluminum operations, the Company intends to benefit from a 25% increase in capacity and favorable operating leverage with the addition of an aluminum furnace and a new extrusion line, along with working capital improvements through the automation of warehousing systems. The Company completed this aluminum capacity expansion in the middle of July of 2019 and implemented its automation initiatives by the start of 2020, with the funding being executed since the end of 2018 and expected to be completed by the first quarter of 2020. The Company expects to continue funding these capital investments mainly with cash on hand.

Results of Operations (Amounts in thousands)

	Years ended December 31,
	2019	2018
Operating Revenues	$430,912	$370,984
Cost of sales	295,103	250,767
Gross profit	135,809	120,217
Operating expenses	(76,994)	(73,022)
Operating income	58,815	47,195
Non-operating income	1,565	2,915
Foreign currency transactions losses	(973)	(14,461)
Equity method income	596	-
Interest Expense and deferred cost of financing	(22,806)	(21,187)
Income tax provision	(12,928)	(5,976)
Net income	24,269	8,486
Loss attributable to non-controlling interest	266	545
Income attributable to parent	$24,535	$9,031

Comparison of years ended December 31, 2019 and December 31, 2018

Our operating revenue increased $59.9 million, or 16.2%, from $371.0 million in the year ended December 31, 2018 to $430.9 million in the year ended December 31, 2019. The increase was mostly driven by executing our strategy to further penetrate the U.S. market, which continues to be key. While we continue to have a strong position in the South Florida region, we are continuously diversifying into other regions.

Sales in the United States market increased $71.5 million, or 24.1%, from $296.5 million in in the year ended December 31, 2018, to $368.1 million in in the year ended December 31, 2019. A portion of the Company’s sales growth in the American market have been driven by our Elite and Prestige lines aimed towards residential markets, in which we did not actively participate prior to 2017. U.S. Sales contributed 85% and 80% of our consolidated sales during the years ended December 31, 2019 and 2018, respectively. The increase in U.S revenues is aligned with our strategy to penetrate new geographical and end markets.

Sales in the Colombian market decreased $10.1 million, or 16.2%, from $62.4 million in the year ended December 31, 2018, to $52.3 million in the year ended December 31, 2019 resulting from a slow construction market and sales comprised mainly of smaller projects with only few medium-to-large projects being executed.

Cost of sales increased $44.3 million, or 17.7%, from $250.8 million in the year ended December 31, 2018, to $295.1 million for the year ended December 31, 2019. As a result, gross profit increased $15.6 million, or 13.0%, from $120.2 million in the year ended December 31, 2018, to $135.8 million for the year ended December 31, 2019 while gross profit margins, calculated by dividing the gross profit by operating revenues, compressed from 32.4% to 31.5% between the years ended December 31, 2018 and 2019 as a result of an unfavorable mix of sales and higher than expected installation and labor costs , partially offset by diluting our fixed costs over higher sales.

Operating expenses increased $4.0 million, or 5.4%, from $73.0 million in the year ended December 31, 2018 to $77.0 million in the year ended December 31, 2019, improving as a percentage of sales from 19.7% to 17.9%. The improvement as a percentage of sales represents a gain in operating leverage over our fixed administrative cost structure over some variable components such as sales commissions and shipping cost, which we actively seek to make more efficient.

Interest expense increased $1.6 million, or 7.6%, from $21.2 million in the year ended December 31, 2018 to $22.8 million in the year ended December 31, 2019 commensurate with a 7.2% increase in our total debt, from $242.3 million at the end of 2018 to $259.8 million at the end of 2019.

Non-operating income decreased $1.4 million, or 46.3%, from $2.9 million in the year ended December 31, 2018 to $1.6 million in the year ended December 31, 2019. Non-operating income is primarily comprised of interests on receivables and short-term investments, rent income and recoveries on scrap materials.

During the years ended December 31, 2019 and 2018, the Company recorded a foreign currency transaction loss of $1.0 million and $14.5 million, respectively, related to the Company’s Colombian subsidiaries ES and TG, which have the Colombian Peso as functional currency but a substantial portion of their monetary assets and liabilities denominated in US Dollars. Foreign currency transaction losses during the year ended December 31, 2018 were associated with a net US Dollar liability position of the Colombian subsidiaries, which coupled with a 9% devaluation of the Colombian Peso during the year, ended up signifying a higher amount of liabilities in Pesos when compared against the US Dollar. Conversely, despite significant volatility in the U.S. Dollar to Colombian Peso exchange rate during 2019, the Colombian peso only depreciated less than 1% from the beginning to the end of the year.

Income tax expense increased $7.0 million, or 116.3%, from $6.0 million in the year ended December 31, 2018 to $12.9 million in the year ended December 31, 2019, mostly as a result of a 157.2% increase of income before tax as a result of the foregoing, and a decrease of effective income tax rate from 41.3% in 2018 to 34.8% in 2019. The decrease in statutory tax rate is related to the 2018 Colombian tax reform, which lowered the corporate statutory income tax rate from 37% in 2018 to 34% in 2019.

Cash Flow From Operations, Investing and Financing Activities

During the year ended December 31, 2019 and 2018, $26.7 million and $5.0 million generated and used by operating activities, respectively. While the use of cash in operating activities in 2018 was related to the working capital required to support the 18% sales growth during the year, effective inventory management and other working capital initiatives led to the positive cashflow, despite also growing sales by 16.2% year over year in 2019.

During the year ended December 31, 2019, procurement of inventories was the largest source of operating cashflow, generating $8.4 million, in contrast with a use of $28.1 million in 2018. Tight inventory management and streamlining processes have allowed the Company to decrease inventory levels, despite increasing sales, thus speeding up inventory turnovers. Another significant source of cash within operating activities was taxes payable, as a result of the Company more than doubling its income before tax between 2018 and 2019.

The largest use of cash in operating activities during 2019, was trade accounts receivable, which used $19.6 million, in comparison with $23.7 million during the prior year which was associated to revenue growth in both years. Despite the increase in trade accounts receivable and use of cash, the Company’s days sales outstanding remain relatively stable between 2018 and 2019. It is expected that given the industry related longer cash cycle, during periods of accelerated growth, accounts receivable may remain a significant use of operating cashflow but partially offset by the further penetration into the residential market which carries a lower sales cycle.

We used $59.2 million and $18.7 million in investing activities during the years ended December 31, 2019 and 2018, respectively. The main use of cash in investing activities was a payment for the acquisition of 25.8% equity interest in Vidrio Andino, a joint-venture with Saint-Gobain described above under Capital Resources. Additionally, capital expenditures, including assets acquired with credit or debt (which are not reflected in cash flows from investing activities) amounted to $26.2 million and $13.6 million during 2019 and 2018, respectively.

The main source of cash during 2019 was financing activities, which generated $47.3 million. In March 2019, the Company closed an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million. Additionally, the Company generated proceeds of debt for $45.5 million, mostly related to a $30 million five year term facility, proceeds which were mostly used to repay then existing short-term debt the Company had accumulated to fund working capital required to support nine quarters with consecutive quarter-over-quarter sales growth., Net of repayments we generated $16.0 million from debt while continuing the decrease of its leverage metrics given the Company´s continued growth and profitability.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2019.

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

Dividend payments

We have accounted for dividends declared as a liability under ASC 480, Distinguishing Liabilities from Equity, since our shareholders have had the option to elect cash or stock. When the dividend has been declared, we record the transaction as a reduction to retained earnings and an increase to dividends payable. We then reclassify stock dividends from dividends payable to additional paid-in capital when the shareholder elects a stock dividend instead of cash. The dividend payable is not subject to remeasurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2019, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 11- Goodwill and Intangible Assets for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear commencing on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2019, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2019, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. PwC Contadores y Auditores Ltda. has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Remediation of Material Weakness regarding our internal control over financial reporting (ICFR)

As stated in our annual report on Form 10K, for the period ended December 31, 2018, management identified a deficiency in our internal control over financial reporting due to fact that the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation of the balances of the income tax related accounts. Specifically, the Company’s monitoring and control activities related to i) the unrealized foreign exchange amount, ii) the use of the applicable tax rates and iii) the application of the revenue recognition methodology for tax purposes in the United States were not effective. Notwithstanding of this material weakness, adjustments to the deferred income taxes and income tax provision for the year ended December 31, 2018, were immaterial.

During 2019, the Company strengthened the existing internal controls related to estimating and accounting for deferred income taxes and determining the effective tax rate; furthermore, the Company also implemented specific review procedures designed to enhance our income tax monitoring control, concluding the deficiency as remediated as of December 31, 2019. The Company’s remediation actions included:

●	Implemented a review checklist to ensure accuracy and completeness regarding our taxing and accounting reconciliation. The temporary differences have been appropriately included in our calculations.

●	Segregated the deferred tax calculations analysis and review processes.

●	Management Review Controls were implemented with high level of accuracy for detecting taxation errors.

●	Created controls and updated procedures related to the effective tax rate reconciliations and deferred tax calculations in order to have traceable and reliable information.

Changes in Internal Control Over Financial Reporting

As discussed in the section above, there were changes in our internal control over financial reporting during the year 2019.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	60	Chief Executive Officer and Director
Christian T. Daes	56	Chief Operating Officer and Director
Santiago Giraldo	44	Chief Financial Officer
A. Lorne Weil	74	Non-Executive Chairman of the Board
Luis Fernando Castro Vergara	53	Director
Martha (Stormy) L. Byorum	71	Director
Julio A. Torres	53	Director
Carlos Alfredo Cure Cure	75	Director

José M. Daes has served as our chief executive officer and a director since December 2013. Mr. Daes has over 30 years’ experience starting and operating various businesses in Colombia and the U.S. Mr. Daes has served as chief executive officer of C.I. Energia Solar S.A. E.S. Windows (“ES”) since its inception in 1984, responsible for all aspects of ES’s operations. Mr. Daes also co-founded Tecnoglass S.A. (“TG”) in 1994. Mr. Daes began his career in textiles, importing textiles from Japan to Colombia and later owned and operated an upscale clothing store with multiple locations in Miami. Mr. Daes is the older brother of Christian T. Daes, our chief operating officer and a director.

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

We believe Mr. Castro Vergara is well-qualified to serve as a member of our board of directors due to his contacts and business relationships and experienced as independent member on other boards.

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

Carlos Alfredo Cure Cure has served on our board of directors since September 2019. Mr. Cure Cure currently acts as external advisor to Grupo Olímpica, one of the largest multi-industry conglomerates in Colombia, and is the former president of the Board of Directors of Ecopetrol S.A. (NYSE: EC), the leading oil & gas company in Colombia. From 2011 to 2013, Mr. Cure Cure served as the Colombian Ambassador to Venezuela. Earlier in his career, Mr. Cure Cure was the Financial Manager of Cementos del Caribe, General Manager of Cementos Toluviejo, General Manager of Astilleros Unión Industrial, and Sociedad Portuaria de Barranquilla. Mr. Cure Cure has served as a board member of Avianca (NYSE: AVH) and Isagen, and is the former President of Bavaria S.A. (AB Inbev, EBR: ABI). Mr. Cure Cure earned a B.S. in Civil Engineering from Universidad Nacional de Colombia.

We believe Mr. Cure Cure is well-qualified to serve as a member of our board of directors due to his leadership experience in other boards, contacts and business relationships in Colombia.

 Code of Conduct

In October 2017, we adopted an updated code of conduct that applies to all of our executive officers, directors and employees. The code of conduct codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of conduct. Requests for copies of our code of conduct should be sent in writing to Tecnoglass Inc., Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia, Attn: Corporate Secretary. Readers can also obtain a copy of our code of conduct on our website at http://investors.tecnoglass.com/corporate-governance.cfm.

Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Financial Expert

We have a standing audit committee of the board of directors, which consists of Martha L. Byorum, Luis Fernando Castro and Julio Torres, with Martha L. Byorum serving as chairman. Each of the members of the audit committee is independent under the applicable Nasdaq listing standards.

As required by the Nasdaq listing standards, the audit committee will at all times be composed exclusively of independent directors who are “financially literate.” Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows. In addition, the Company must certify to Nasdaq the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Martha Byorum satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert” as defined under rules and regulations of the Securities and Exchange Commission.

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

Base Salaries

Each of our named executive officers is employed on an at-will basis. We do not have employment agreements in place for our named executive officers. Base salaries for our executive officers are individually determined by our compensation committee each year to ensure that each executive’s base salary forms part of a compensation package which appropriately rewards the executive for the value he or she brings to our company. Each executive’s base salary may be increased or decreased in the discretion of the compensation committee in accordance with our compensation philosophy.

Bonuses

In addition to their base salaries, our named executive officers are entitled to receive annual performance bonuses based on the company’s financial performance and achievement of certain targets throughout the year.

Other Compensation and Benefits

Named executive officers receive additional compensation in the form of vacation, medical, 401(k), and other benefits generally available to all of our employees. We do not provide any other perquisites or other personal benefits to our named executive officers.

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2019 and 2018 of each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Total
Jose M. Daes (1)	2019	$1,200,000	$240,000	$1,440,000
Chief Executive Officer	2018	$1,020,000	$102,000	$1,122,000
Christian T. Daes (2)	2019	$1,200,000	$240,000	$1,440,000
Chief Operating Officer	2018	$1,020,000	$102,000	$1,122,000
Santiago Giraldo (3)	2019	$181,037	$55,000	$236,037
Chief Financial Officer	2018	$183,971	$50,000	$233,971

(1)	Mr. Daes also serves as chief executive officer of ES.

(2)	Mr. Daes also serves as chief executive officer of TG.

(3)	Mr. Giraldo’s 2019 salary was paid in Colombian pesos. The $181,037 salary represents Mr. Giraldo’s receipt of an aggregate of $594 million pesos.

Compensation Arrangements with Named Executive Officers

On February 10, 2020, our compensation committee approved the following compensation arrangements for 2020 for each of Messrs. Daes, Daes, and Giraldo: (i) with respect to each of Messrs. Daes and Daes, a base salary of $1,260,000 plus a bonus of up to $315,000; and (ii) with respect to Mr. Giraldo, a base salary of the equivalent of $190,037 as of December 31, 2019 payable in Colombian Pesos and a bonus of up to $57,750 per year. Each of the bonuses will be based on our 2020 financial performance and achievement of certain to-be-agreed upon targets throughout the year.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2019, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Director Compensation

Each of our non-employee directors receives cash compensation of $52,000 each year. Additionally, our chairwoman of the Audit Committee and each other member of our Audit Committee receives additional cash compensation of $16,640 and $8,320, respectively, for serving on our Audit Committee. Non-employee directors do not receive cash compensation for their service.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2019.

Name	Fees earned or paid in cash	Stock Awards	Total
Martha L. Byorum	$68,640	-	$68,640
Luis Fernando Castro Vergara	$54,773	-	$54,773
Julio A. Torres	$60,320	-	$60,320
Carlos Cure	$17,333	-	$17,333
A. Lorne Weil	$52,000	-	$52,000
Samuel Azout	$40,213	-	$40,213

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table and accompanying footnotes set forth certain information based on public filings or information known to Tecnoglass as of January 30, 2020 with respect to the ownership of our ordinary shares by:

●	each person or group who beneficially owns more than 5% of our ordinary shares;

●	each of our executive officers and directors; and

●	all of our directors and executive officers as a group.

A person is deemed to be the “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	275,810	(2)	*
Chief Executive Officer and Director
Christian T. Daes	204,632	(2)	*
Chief Operating Officer and Director
Carlos Cure Cure	0		*
Director
Luis F. Castro Vergara	0		*
Director
A. Lorne Weil	106,974	(3)	*
Chairman of the Board
Julio A. Torres	105,520		*
Director
Martha L. Byorum	72,564		*
Director
All directors and executive officers as a group (8 persons)	765,500		1.7%
Five Percent Holders:
Energy Holding Corporation	26,103,937	(4)	56.6%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Does not include 253,000 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children.

(4)	Joaquin Fernandez and Alberto Velilla Becerra are the directors of Energy Holding Corporation and may be deemed to share voting and dispositive power over such shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	1,593,917	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,593,917

(1) On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan. Under this plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2019, no awards had been made under the 2013 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Ventanas Solar S.A.

Ventanas Solar S.A., a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year ended December 31, 2019 and 2018 were $3.3 million and $2.9 million, respectively. Outstanding receivables from VS at December 31, 2019 and 2018 were $6.0 million and $6.2 million, respectively, as a portion of receivables is tied up in retainage.

Vidrio Andino Joint Venture

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we adquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of wich $34.1 million was paid in cash and $10.9 million to be paid through the contribution of land on our behalf by our Chief Executive Officer and Chief Operating Officer, José M. Daes and Christian T. Daes. in the first quarter of 2020.

Related Person Policy

Our Code of Conduct requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries are a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving material or significant related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.

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

The Nasdaq Capital Market listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, we have affirmatively determined that Messrs. Weil, Cure Cure, Castro Vergara, Torres and Ms. Byorum qualify as independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

The following fees were paid to PwC for services rendered in years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees(1)	$944,969	$885,669
Audit-Related Fees(2)	70,797	190,109
All Other Fees(3)	2,700	3,398
Total Fees	$1,018,466	$1,079,176

(1) Audit fees consist of fees billed for professional services by PwC for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2019 and 2018, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by PwC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees,” including the issuance of consents in connection with registration statement filings with the SEC and comfort letters in connection with securities offerings.

(3) Other fees represent fees billed for professional services rendered by PwC in connection with subscription to information services and training.

Pre-Approval Policies and Procedures. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the rows titled “Audit Fees,” “Audit-Related Fees,” and “All Other Fees” in the table above.

Representatives of PwC are expected to attend the annual general meeting. The representatives will have an opportunity to make any statements and will be available to respond to appropriate questions from shareholders.

Audit Committee Approval

Our audit committee pre-approved all the services performed by PwC Contadores y Auditores Ltda. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K

Exhibit No.	Description	Included	Form	Filing Date

3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Description of the Company’s Securities	By Reference	S-1/A	March 12, 2012
10.1	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.2	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.3	Form of Indemnification Agreement	By Reference	8-K	March 6, 2014
10.4	Settlement Agreement, dated June 30, 2018, between the Company and Giovanni Monti	By Reference	Form 10-K	March 8, 2019
10.5	Investment Agreement dated January 11, 2019, by and among Tecnoglass Inc., Holding Concorde S.A.S., Saint-Gobain Colombia S.A.S., Saint-Gobain Cristaleria S.L., and Pilkington International Holdings B.V.	By Reference	8-K	January 11, 2019
21	List of subsidiaries.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

23.1	Consent of PwC Contadores y Auditores Ltda.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2020.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer	March 6, 2020
Jose M. Daes	(Principal Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	March 6, 2020
Christian T. Daes

/s/ Santiago Giraldo	Chief Financial Officer	March 6, 2020
Santiago Giraldo	(Principal Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	March 6, 2020
A. Lorne Weil

/s/ Samuel R. Azout	Director	March 6, 2020
Samuel R. Azout

/s/ Luis Fernando Castro	Director	March 6, 2020
Juan Carlos Vilariño

/s/ Martha Byorum	Director	March 6, 2020
Martha Byorum

/s/ Julio A. Torres	Director	March 6, 2020
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tecnoglass Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tecnoglass Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Tecnoglass Inc.

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

/s/ PwC Contadores y Auditores Ltda.

Bogotá, Colombia

March 6, 2020

We have served as the Company’s auditor since 2014.

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$47,862	$33,040
Investments	2,304	1,163
Trade accounts receivable, net	110,558	92,791
Due from related parties	8,057	8,239
Inventories	82,714	91,849
Contract assets – current portion	42,014	46,018
Other current assets	29,340	20,299
Total current assets	$322,849	$293,399

Long term assets:
Property, plant and equipment, net	$154,609	$149,199
Deferred income taxes	4,595	4,770
Contract assets – non-current	7,059	6,986
Due from related parties - long term	1,786	-
Intangible assets	6,703	9,006
Goodwill	23,561	23,561
Long term investments	45,596	-
Other long term assets	2,910	2,853
Total long term assets	246,819	196,375
Total assets	$569,668	$489,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$16,084	$21,606
Trade accounts payable and accrued expenses	61,878	65,510
Accrued interest expense	7,645	7,567
Due to related parties	4,415	1,500
Dividends payable	67	736
Contract liability – current portion	12,459	16,789
Due to equity partners	10,900	-
Other current liabilities	15,563	8,887
Total current liabilities	$129,011	$122,595

Long term liabilities:
Deferred income taxes	$411	$2,706
Long term payable associated to GM&P acquisition	8,500	8,500
Long term liabilities from related parties	622	600
Contract liability – non-current	187	1,436
Long term debt	243,727	220,709
Total long term liabilities	253,447	233,951
Total liabilities	$382,458	$356,546

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2019 and December 31, 2018 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,117,631 and 38,092,996 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	5	4
Legal Reserves	1,367	1,367
Additional paid-in capital	208,283	157,604
Retained earnings	16,213	10,439
Accumulated other comprehensive (loss)	(39,264)	(37,058)
Shareholders’ equity attributable to controlling interest	186,604	132,356
Shareholders’ equity attributable to non-controlling interest	606	872
Total shareholders’ equity	187,210	133,228
Total liabilities and shareholders’ equity	$569,668	$489,774

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Years ended December 31,
	2019	2018
Operating revenues:
External customers	$422,118	$365,646
Related parties	8,794	5,338
Total operating revenues	430,912	370,984
Cost of sales	295,103	250,767
Gross profit	135,809	120,217

Operating expenses:
Selling expense	(41,925)	(39,390)
General and administrative expense	(35,069)	(33,632)
Total operating expenses	(76,994)	(73,022)

Operating income	58,815	47,195

Non-operating income	1,565	2,915
Equity method income	596	-
Foreign currency transactions losses	(973)	(14,461)
Interest expense and deferred cost of financing	(22,806)	(21,187)

Income before taxes	37,197	14,462

Income tax provision	(12,928)	(5,976)

Net income	$24,269	$8,486

Loss attributable to non-controlling interest	266	545

Income attributable to parent	$24,535	$9,031

Comprehensive income:
Net income	$24,269	$8,486
Foreign currency translation adjustments	(2,715)	(8,407)
Chase in fair value derivative contracts	509	-

Total comprehensive income	$22,063	$79
Comprehensive income attributable to non-controlling interest	266	545

Total comprehensive income attributable to parent	$22,329	$624

Basic income per share	$0.55	$0.22

Diluted income per share	$0.55	$0.21

Basic weighted average common shares outstanding	44,464,097	39,087,527

Diluted weighted average common shares outstanding	44,464,097	39,487,940

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2019 and 2018

(In thousands, except share data)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2017	34,836,575	3	125,317	1,367	22,212	(28,651)	120,248	1,417	121,665

Issuance of common stock	1,242,659	1	14,534	-	-	-	14,535	-	14,535

Adoption ASC 606	-	-	-	-	(187)	-	(187)	-	(187)

Stock dividend	2,013,762	-	17,753	-	(20,617)	-	(2,864)	-	(2,864)

Foreign currency translation	-	-	-	-	-	(8,407)	(8,407)	-	(8,407)

Net income	-	-	-	-	9,031	-	9,031	(545)	8,486

Balance at December 31, 2018	38,092,996	4	157,604	1,367	10,439	(37,058)	132,356	872	133,228

Issuance of common stock	5,551,423	-	36,478	-	-	-	36,478	-	36,478

Stock dividend	2,473,212	1	14,201	-	(18,761)	-	(4,559)	-	(4,559)

Derivative financial instruments	-	-	-	-	-	509	509		509

Foreign currency translation	-	-	-	-	-	(2,715)	(2,715)	(267)	(2,982)

Net income	-	-	-	-	24,535	-	24,535		24,535

Balance at December 31, 2019	46,117,631	5	208,283	1,367	16,213	(39,264)	186,604	606	187,210

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,269	$8,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	1,389	369
Depreciation and amortization	22,735	23,157
Deferred income taxes	(2,698)	(3,289)
Equity method income	(596)	-
Deferred cost of financing	1,624	1,468
Other non-cash adjustments	82	(142)
Changes in operating assets and liabilities:
Trade accounts receivables	(19,615)	(23,700)
Inventories	8,419	(28,064)
Prepaid expenses	(3,328)	(1,161)
Other assets	(7,744)	(4,645)
Trade accounts payable and accrued expenses	(2,396)	34,588
Accrued interest expense	83	466
Taxes payable	5,075	(4,315)
Labor liabilities	(19)	340
Contract assets and liabilities	(1,674)	(8,566)
Related parties	1,133	(23)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$26,739	$(5,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	1,583	1,575
Acquisition of businesses	(34,100)	(6,000)
Purchase of investments	(1,684)	(1,184)
Acquisition of property and equipment	(24,952)	(13,117)
CASH USED IN INVESTING ACTIVITIES	$(59,153)	$(18,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	45,527	28,600
Cash dividend	(5,227)	(2,714)
Proceeds from equity offering	36,478	-
Repayments of debt	(29,507)	(8,860)
CASH PROVIDED BY FINANCING ACTIVITIES	$47,271	$17,026

Effect of exchange rate changes on cash and cash equivalents	$(35)	$(1,152)

NET INCREASE (DECREASE) IN CASH	14,822	(7,883)
CASH - Beginning of period	33,040	40,923
CASH - End of period	$47,862	$33,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$19,660	$18,223
Income Tax	$12,296	$8,399

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$1,222	$447
Gain in extinguishment of GM&P payment settlement	$-	$3,606

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

The preparation of the accompanying consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets, and other derivative financial instruments.

Principles of Consolidation

These audited consolidated financial statements consolidate TGI, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC (“Componenti”) and ES Metals SAS (“ES Metals”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2019, and 2018, cash and cash equivalents were primarily comprised of deposits held in operating accounts in Colombia, Panama and United States. As of December 31, 2019 and 2018 the Company had no restricted cash.

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

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances are deemed to be uncollectible and are charged off within 90 days of having recored an allowance and all means of collection have been exhausted and the potential for recovery is considered remote.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2019, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 11- Goodwill and Intangible Assets for additional information.

Intangible Assets

Intangible assets with definite lives subject to amortization are amortized on a straight-line basis. We also review these intangibles for impairment when events or significant changes in circumstance indicate that the carrying value may not be recoverable. Events or circumstances that indicate that impairment testing may be required include changes in building codes and regulation, loss of key personnel or a significant adverse change in business climate or regulations. There were no triggering events or circumstances noted and as such no impairment was needed for the intangible assets subject to amortization. See Note 11 - Goodwill and Intangible Assets for additional information.

Leases

We determine if an arrangement is a lease at inception. We include finance lease right-of-use assets as part of property and equipment and the lease liability as part of our current portion of long-term debt and long-term debt on our Consolidated Balance Sheet. Leases considered short-term are not capitalized, given our election not to recognize right-of-use assets and lease liabilities arising from short-term leases, but instead considered operating leases and the resulting rental expense is recognized on our Consolidated Statement of Operations as incurred.

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

Dividends

We have accounted for dividends declared as a liability under ASC 480, Distinguishing Liabilities from Equity, since our shareholders have had the option to elect cash or stock. When the dividend has been declared, we record the transaction as a reduction to retained earnings and an increase to dividends payable. We then reclassify stock dividends from dividends payable to additional paid-in capital when the shareholder elects a stock dividend instead of cash. The dividend payable is not subject to remeasurement at each balance sheet date since the dividend is a fixed monetary amount known at inception and thus no change in fair value adjustment is necessary.

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

See Note 15 – Hedging Activities and Fair Value Measurements.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value on the consolidated balance sheet. The unrealized gains or losses arising from changes in fair value of derivative instruments that are designated and qualify as cash flow hedges, are recorded in the consolidated statement of comprehensive income. Amounts in Accumulated other comprehensive loss on the consolidated balance sheet are reclassified into the consolidated statement of income in the same period or periods during which the hedged transactions are settled.

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

Approximately 38% of the Company’s consolidated net sales is generated by supply and installation contracts with customers that require the Company to design, develop, test, manufacture, and install windows according to the customers’ specifications. These contracts are primarily multi-year contracts with real estate general contractors and are generally priced on a fixed-price basis and are invoiced based on contract progress.

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

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The Company recognizes a liability for non-recurring obligations as situations considering that projects actual costs are usually adjusted to estimated costs. The Company did not recognize sales for performance obligations satisfied in prior periods during year ended December 31, 2019.

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

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service, and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products. The cost associated with product warranties was $2,453and $957 during the years ended December 31, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2019 and 2018 amounted to approximately $1,416 and $1,526, respectively.

Employee Benefits

The Company provides benefits to its employees in accordance with Colombian labor laws. Employee benefits do not give rise to any long term liability.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecnoglass LLC and Tecnoglass RE LLC are subject to the taxing jurisdiction of the United States. Tecnoglass is subject to the taxing jurisdiction of the Cayman Islands. Annual tax periods prior to December 2016 are no longer subject to examination by taxing authorities in Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes.

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

Earnings per Share

The Company computes basic earnings per share by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive potential ordinary shares outstanding during the period. See Note 18 - Shareholders’ Equity for further detail on the calculation of earnings per share.

Recently Issued Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The FASB issued ASU 2019-10 and ASU 2019-11 during the fourth quarter of 2019 that will postpone the effective date to the year beginning after December 15, 2022. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

Note 3.	New Accounting Standards Implemented

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under previous GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, which for the Company is the fiscal year beginning January 1, 2019.

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

As of January 1, 2019, the Company had $378 finance lease right-of-use assets related to computing equipment and a lease liability for $380 on its Consolidated Balance Sheet. As of December 31, 2019, the Company had $334 finance lease right-of-use assets related to computing equipment and a lease liability for $493 on its Consolidated Balance Sheet. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 2.5 years. The right-of-use assets are depreciated and interest expense from the lease liability are recorded on our Consolidated Statement of Operations.

Additionally, as of December 31, 2019 the Company had a commitment for $52 under operating leases related to short term apartment leases, installation equipment and computing equipment which expire during 2020 that have not been capitalized due to their short-term nature. Rental expense from these leases is recognized on our Consolidated Income Statement as incurred. Finance lease costs, including amortization of the right-of-use assets and interest expense, short term lease cost, and related cashflows have not been material as of December 31, 2019.

Note 4.	Long Term Investments

Saint-Gobain Joint Venture

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S (“Vidrio Andino”), a Colombia-based subsidiary of Compagnie de Saint-Gobain S.A. (“Saint-Gobain”). The purchase price for our interest in this entity was $45 million, of which $34.1 was paid in cash, and $10.9 million is to be paid with a piece of land near our existing facility in Barranquilla, which will be contributed by a related party owned by members of our Chief Executive Officer´s family with a third party valuation conducted to ensure arm´s length terms. The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect to carry significant efficiencies for us once it becomes operative. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, has been one of our main suppliers of raw glass. We believe this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

On May 3, 2019, we consummated the joint venture agreement acquiring a 25.8% minority ownership interest in Vidrio Andino with a cash payment of $34.1 million, and the land still to be contributed during the first quarter of 2020. As of that date the Company recorded the investment within Long-term assets on the Company’s Consolidated Balance Sheet for $45.0 million and a liability for $10.9 million within current liabilities on the Company’s Consolidated Balance to be settled with the contribution of the aforementioned piece of land. Since the date of the acquisition, we have recognized the proportional share of Vidrio Andino’s net income using the equity method on the Consolidated Statement of Operations and Other Comprehensive Income as the Company is deemed to have significant influence, but does not have effective control of Vidrio Andino.

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

	Year ended December 31,
	2019	2018
Colombia	$52,299	$62,445
United States	368,055	296,534
Panama	3,482	4,248
Other	7,076	7,757
Total Revenues	$430,912	$370,984

The following table presents revenues from external customer by product groups.

	Year ended December 31,
	2019	2018
Glass and framing components	$66,204	$104,032
Windows and architectural systems	364,708	266,952
Total Revenues	$430,912	$370,984

During the year ended December 31, 2019 and 2018, no single customer accounted for more than 10% of our revenues.

The Company’s long-lived assets are distributed geographically as follows:

	Year ended December 31,
	2019	2018
Colombia	$153,879	$146,544
United States	81,286	38,075
Total long lived assets	$235,165	$184,619

Note 6.	Revenue Disaggregation, Contract Assets and Contract liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Year ended December 31,
	2019	2018
Supply and installation contracts	$162,236	$160,503
Product sales	268,676	210,481
Total Revenues	$430,912	$370,984

Remaining Performance Obligations

As of December 31, 2019, the Company had $323.4 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within two years, of which $245.1 million are expected to be recognized during the year ended December 31, 2020, and $78.4 million during the year ended December 31, 2021.

Contract Assets and Contract Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales, but have not been billed to customers and are classified as current. As a result, the timing of the satisfaction of performance obligations might differ from the timing of payments, given some conditions must be met before billing can occur. A portion of the amounts billed on certain fixed price contracts that are withheld by the customer as a retainage until a final good receipt of the complete project to the customers satisfaction. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company’s consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	December 31, 2019	December 31, 2018
Contract assets — current	$42,014	$46,018
Contract assets — non-current	7,059	6,986
Contract liabilities — current	(12,459)	(16,789)
Contract liabilities — non-current	(187)	(1,436)
Net contract assets	$36,427	$34,779

The components of contract assets are presented in the table below.

	December 31, 2019	December 31, 2018
Unbilled contract receivables, gross	$20,729	$21,703
Retainage	28,344	31,301
Total contract assets	49,073	53,004
Less: current portion	42,014	46,018
Contract assets – non-current	$7,059	$6,986

The components of contract liabilities are presented in the table below.

	December 31, 2019	December 31, 2018
Billings in excess of costs	$2,077	4,393
Advances from customers on uncompleted contracts	10,569	13,832
Total contract liabilities	12,646	18,225
Less: current portion	12,459	16,789
Contract liabilities – non-current	$187	1,436

During the year ended December 31, 2019, the Company recognized $4,337 of sales related to its billing in excess of cost liability at January 1, 2019. During the year ended December 31, 2018, the Company recognized $6,381 of sales related to its contract liabilities at January 1, 2018.

Note 7.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	December 31,
	2019	2018
Trade accounts receivable	113,243	95,474
Less: Allowance for doubtful accounts	(2,685)	(2,683)
Total	$110,558	$92,791

The changes in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31,
	2019	2018
Balance at beginning of year	$2,683	$2,729
Provision for bad debts	1,389	369
Deductions and write-offs, net of foreign currency adjustment	(1,387)	(415)
Balance at end of year	$2,685	$2,683

Note 8.	Inventories

Inventories are comprised of the following

	December 31, 2019	December 31, 2018
Raw materials	$44,175	$43,744
Work in process	24,262	25,957
Finished goods	5,203	14,251
Stores and spares	8,130	7,437
Packing material	981	540
	82,751	91,929
Less: Inventory allowance	(37)	(80)
	$82,714	$91,849

There are no third party liens or pledges on our inventories as of December 31, 2019.

Note 9.	Other Current Assets

Other assets consists of the following:

	Year ended December 31,
	2019	2018
Advances to Suppliers and Loans	$1,681	$1,100
Prepaid Income Taxes	23,160	16,000
Employee Receivables	465	418
Prepaid expenses	2,647	1,367
Derivative financial instruments	749	-
Other Creditors	638	1,414
Total	$29,340	$20,299

During the year ended December 31, 2019, the Company recorded amortization of prepaid expense for $1,574.

Note 10.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31, 2019	December 31, 2018
Building	$59,979	$53,784
Machinery and equipment	148,968	133,663
Office equipment and software	6,871	6,238
Vehicles	1,813	1,887
Furniture and fixtures	2,264	2,339
Total property, plant and equipment	219,895	197,911
Accumulated depreciation	(93,463)	(77,884)
Net book value of property and equipment	126,432	120,027
Land	28,177	29,172
Total property, plant and equipment, net	$154,609	$149,199

Depreciation expense was $18,429 and $18,807 for the years ended December 31, 2019 and 2018, respectively.

The roll forward of Property, plant and equipment for the years ended December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
Property, Plant and Equipment
Beginning balance	$227,083	$234,784
Acquisitions	25,168	13,563
Reclassification to investment	(1,066)	-
Tax incentive on installation of solar panels	-	(1,531)
Disposals	(82)	(72)
Assets acquired under credit or debt	1,006	-
Effect of Foreign currency translation	(4,037)	(19,661)
Ending Balance	$248,072	$227,083

Accumulated Depreciation
Beginning Balance	$(77,884)	$(66,083)
Depreciation Expense	(18,429)	(18,807)
Disposals	-	39
Effect of Foreign Currency Translation	2,850	6,967
Ending balance	$(93,463)	$(77,884)
Property, plant and Equipment, Net	$154,609	$149,199

The effect of foreign currency translation is the adjustment resulting from translating the amounts from Colombian Pesos, functional currency of some of the Company’s subsidiaries, into U.S. Dollars, the reporting currency.

Note 11.	Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of the Goodwill recorded on the Company’s balance sheet:

Ending balance – December 31, 2017	$23,130
GM&P measurement period adjustment	431
Ending balance – December 31, 2018	$23,561

There were no movements to goodwill during the year ended December 31, 2019.

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	December 31, 2019
	Gross	Acc. Amort.	Net
Trade Names	$980	$(555)	$425
Notice of Acceptances (NOAs), product designs and other intellectual property	8,903	(4,323)	4,580
Non-compete Agreement	165	(94)	71
Contract Backlog	3,090	(3,090)	-
Customer Relationships	4,140	(2,513)	1,627
Total	$17,278	$(10,575)	$6,703

	December 31, 2018
	Gross	Acc. Amort.	Net
Trade Names	$980	$(359)	$621
Notice of Acceptances (NOAs), product designs and other intellectual property	10,881	(5,373)	5,508
Non-compete Agreement	165	(60)	105
Contract Backlog	3,090	(2,832)	258
Customer Relationships	4,140	(1,626)	2,514
Total	$19,256	$(10,250)	$9,006

The weighted average amortization period is 5.4 years.

During the twelve months ended December 31, 2019 and 2018, the amortization expense amounted to $2,732 and $4,350, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2019 is as follows:

Year ending	(in thousands)
2020	$2,196
2021	2,152
2022	1,273
2023	895
2024	168
Thereafter	19
$6,703

Note 12.	Other Long Term Assets

Other long term assets are comprised of the following:

	December 31,
	2019	2018
Real estate investments	$2,303	$2,271
Cost method investment	500	500
Other long term assets	107	82
	$2,910	$2,853

Note 13.	Debt

The Company’s debt is comprised of the following:

	December 31, 2019	December 31, 2018
Revolving lines of credit	$17,455	$19,146
Finance lease	493	380
Unsecured senior note	210,000	210,000
Other loans	15,578	17,804
Syndicated loan	19,999	-
Less: Deferred cost of financing	(3,714)	(5,015)
Total obligations under borrowing arrangements	259,811	242,315
Less: Current portion of long-term debt and other current borrowings	16,084	21,606
Long-term debt	$243,727	$220,709

As of December 31, 2019 and December 31, 2018, the Company had $259,574 and $242,106 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

The Company had $6,979 and $5,037 of property, plant and equipment pledged as collateral for various credit facilities as of December 31, 2019 and December 31, 2018, respectively. These collateralized debt are comprised of a real estate mortgage, several equipment loans, and the syndicate loan facility described below for an aggregate of $31,181 as of December 31, 2019. Significant difference between the value of pledged assets and the obligations collateralized arises from assets being pledged at market value while carrying value reflects historical cost.

On May 2, 2019, the Company closed a $30 million five-year term debt facility with Banco de Crédito del Perú and Banco Sabadell which bears interest at Libor +2.95%. Proceeds from this long-term debt facility were used towards refinancing short-term debt and partially supporting expected capital expenditure needs for capacity expansion and the automatization of some of our processes.

Some of the outstanding credit facilities include certain covenants that require the Company maintain certain leverage and fixed charge coverage ratios measured to be measured peridically, with which the Company is in compliance.

As of December 31, 2019, the Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $492. Differences between finance lease obligations and the value of property, plant and equipment under finance lease arises from differences between the maturities of finance lease obligations and the useful lives of the underlying assets.

Maturities of long term debt and other current borrowings are as follows as of December 31, 2019:

2020	$16,124
2021	6,504
2022	217,440
2023	12,125
2024	7,622
Thereafter	3,710
Total	$263,525

The Company’s loans have maturities ranging from a few weeks to 10 years. Our credit facilities bear interest at a weighted average of rate 7.33%.

The Company had $57,337 and $16,940 available and outstanding in several lines of credit under a revolving note arrangement as of December 31, 2019. The floating interest rates on the revolving notes range between 3.9% and 7.9% and a weighted average interest rate of 4.7%. The Company had $18,257 and $19,146 available and outstanding in several lines of credit under a revolving note arrangement as of December 31, 2018.

Interest expense for the year ended December 31, 2019 and 2018 was $22,806 and $21,187, respectively. During the years ended December 31, 2019 and 2018, the Company did not capitalized interests.

Note 14.	Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass Inc. does not currently have any tax obligations.

The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2019	2018
Current income tax
United States	$(1,438)	$(639)
Colombia	(14,188)	(8,626)
	(15,626)	(9,265)
Deferred income Tax
United States	663	(391)
Colombia	2,035	3,680
	2,698	3,289
Total income tax (provision) benefit	$(12,928)	$(5,976)

Effective tax rate	34.8%	41.3%

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2019	2018
Income tax expense at statutory rates	32.7%	31.3%
Non-deductible expenses	5.3%	13.0%
Non-taxable income	-3.2%	-3.0%
Effective tax rate	34.8%	41.3%

The Company’s effective tax rate of 34.8% for the year ended December 31, 2019 aproximates our average statutory rate. No single individual item contributed significantely in the reconciliation of the Company’s effective tax rate to the statutory rate during the year ended December 31, 2018 and 2019, respectively.

The Company has the following deferred tax assets and liabilities:

	Year ended December 31,
	2019	2018
Deferred tax assets:
Accounts Receivable Clients - not delivered FOB	$(2,105)	$(1,119)
Property, plant and equipment adjustments	319	427
Tax benefit on installation of renewable energy project	307	448
Operating loss carryforward	-	1,581
Foreign currency transactions	8,936	6,560
Other	240	153
Total deferred tax assets	$7,697	$8,050

Deferred tax liabilities:
Depreciation and Amortization	(2,489)	(2,445)
Unbilled receivables uncompleted contracts	-	(3,293)
Other	(382)	(248)
Foreign currency transactions	(642)	-
Total deferred tax liabilities	$(3,513)	$(5,986)

Net deferred tax	$4,184	$2,064

Net deferred tax is presented on the balance sheet as follows:

	December 31,
	2019	2018
Long term deferred income tax asset	$4,595	$4,770
Less: long term deferred income tax liability	$411	$2,706

Note 15.	Hedging Activities and Fair Value Measurements

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

As of December 31, 2019, the fair value of foreign currency non-delivery forward and collar contracts was in a net asset position of $749. We had 14 outstanding forward and collar contracts to exchange 30 million U.S. Dollars to Colombian Pesos through August 2020. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of December 31, 2019.

We assess the effectiveness of our foreign currency non-delivery forward and collar contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our foreign currency non-delivery forward and collar contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of December 31, 2019, that we expect will be reclassified to earnings within the next twelve months, is $749.

The fair value of our foreign currency hedges are classified in the accompanying consolidated balance sheets as of December 31, 2019, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2019		December 31, 2019
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery forward and collar contracts	Other current assets	$749	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$749	Total derivative liabilities	$-

The ending accumulated balance for the foreign currency non-delivery forward and collar contracts included in accumulated other comprehensive income, net of tax, was $509 as of December 31, 2019, comprised of a derivative loss of $749 and an associated net tax benefit of $240.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the year ended December, 2019:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Year Ended			Year Ended
	December 31,	December 31,		December 31,	December 31,
	2019	2018		2019	2018

Non-delivery Forwards and Collar Contracts	$749	$-	General and administrative expense	$(214)	$-

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

As of December 31, 2019, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 11 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	December 31, 2019	December 31, 2018
Fair Value	259,814	234,163
Carrying Value	243,727	220,709

Note 16.	Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	December 31, 2019	December 31, 2018
Current Assets:
Due from VS	$4,203	$6,229
Due from other related parties	3,854	2,010
	$8,057	$8,239

Long Term due from VS	1,786	-

Liabilities:
Due to related parties - current	$4,415	$1,500
Due to related parties - Non current	$622	$600

	Year ended December 31,
	2019	2018
Sales to related parties	$8,794	$5,538

Fees paid to directors and officers	$3,537	$3,307
Payments to other related parties	$3,388	$3,618

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year ended December 31, 2019 and 2018 were, $3,273, and $2,938, respectively.

Payments to other related parties during the periods indicated are comprised of the following:

	Year ended December 31,
	2019	2018
Charitable contributions	$1,343	$1,263
Sales commissions	$1,105	$1,419

Note 17.	Commitments and Contingencies

Commitments

As of December 31, 2019, the Company has an outstanding obligation to purchase an aggregate of at least $19,642 of certain raw materials from a specific supplier before May 2026.

Additionally, in connection with the joint venture agreement the Company entered into with Saint-Gobain on January 11, 2019, further described in Note 4. Lont Term Investments, the Company acquired a contingent obligation to purchase minimum volumes of float glass once the new plant located close to the Company’s actual manufacturing facilities commences operations, which are expected to initiate in 2022.

Guarantees

As of December 31, 2019, the Company does not have guarantees on behalf of other parties.

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

Note 18.	Shareholders’ Equity

Preferred Shares

Tecnoglass is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2019, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2019, a total of 46,117,631 Ordinary shares were issued and outstanding.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital. The amount recorded meets this standard.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Numerator for basic and diluted earnings per shares
Net Income (loss)	$24,269	$8,486

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	44,464,097	39,087,527
Effect of dilutive securities and stock dividend	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	44,464,097	39,487,940
Basic earnings (loss) per ordinary share	$0.55	$0.22
Diluted earnings (loss) per ordinary share	$0.55	$0.21

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2019, no awards had been made under the 2013 Plan.

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

Note 19.	Operating Expenses

Selling expenses for the years ended December 31, 2019, and 2018 were comprised of the following:

	December 31,
	2019	2018
Shipping and Handling	$14,327	$18,583
Personnel	7,070	6,707
Sales commissions	7,775	5,382
Services	2,487	2,502
Packaging	1,039	1,283
Accounts Receivable provision	1,389	369
Other Selling Expenses	7,838	4,564
Total Selling Expense	$41,925	$39,390

General and administrative expenses for the years ended December 31, 2019 and 2018 were comprised of the following:

	December 31,
	2019	2018
Personnel	$9,925	$9,377
Professional fees	3,227	3,963
Taxes	1,288	845
Services	4,509	2,918
Depreciation and Amortization	4,182	4,887
Bank charges and tax on financial transactions	1,176	947
Insurance	1,776	1,601
Rent expense	803	854
Related parties	3,913	3,770
Other expenses	4,270	4,470
Total General and administrative expenses	$35,069	$33,632

Note 20.	Non-Operating Income and Expenses

Non-operating income and expenses, net on our consolidated statement of operations amounted to $1,565 and $2,915 for the years ended December 31, 2019 and 2018, respectively. These amounts are primarily comprised of income from interests on receivables and short-term investments, rent income and recoveries on scrap materials.

Note 21.	Subsequent Events

Management concluded that no additional subsequent events required disclosure other than those disclosed in these financial statements.

