Form 10-Q
period 2020-03-31
Tecnoglass Inc.
filed 2020-05-11
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Yes [  ] No [X]

As of April 30, 2020, there were 46,117,631 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$36,824	$47,862
Investments	1,604	2,304
Trade accounts receivable, net	104,416	110,558
Due from related parties	8,463	8,057
Inventories	68,341	82,714
Contract assets – current portion	36,689	42,014
Other current assets	27,734	29,340
Total current assets	$284,071	$322,849

Long-term assets:
Property, plant and equipment, net	$128,426	$154,609
Deferred income taxes	14,573	4,595
Contract assets – non-current	10,743	7,059
Due from related parties - long term	1,423	1,786
Intangible assets	6,098	6,703
Goodwill	23,561	23,561
Long-term investments	45,856	45,596
Other long-term assets	2,611	2,910
Total long-term assets	233.291	246,819
Total assets	$517.362	$569,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$15,245	$16,084
Trade accounts payable and accrued expenses	56,962	61,878
Accrued interest expense	3,039	7,645
Due to related parties	3,896	4,415
Dividends payable	1,305	67
Contract liability – current portion	13,957	12,459
Due to equity partners	10,900	10,900
Other current liabilities	14,278	15,563
Total current liabilities	$119,582	$129,011

Long-term liabilities:
Deferred income taxes	$857	$411
Long-term payable associated to GM&P acquisition	8,500	8,500
Long-term liabilities from related parties	628	622
Contract liability – non-current	148	187
Long-term debt	243,695	243,727
Total long-term liabilities	253,828	253,447
Total liabilities	$373,410	$382,458

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,117,631 and 46,117,631 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Legal Reserves	1,367	1,367
Additional paid-in capital	208,390	208,283
Retained earnings	(3,897)	16,213
Accumulated other comprehensive (loss)	(62,617)	(39,264)
Shareholders’ equity attributable to controlling interest	143,248	186,604
Shareholders’ equity attributable to non-controlling interest	704	606
Total shareholders’ equity	143,952	187,210
Total liabilities and shareholders’ equity	$517,362	$569,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Operating revenues:
External customers	$86,106	$104,808
Related parties	1,192	2,360
Total operating revenues	87,298	107,168
Cost of sales	56,871	75,276
Gross profit	30,427	31,892

Operating expenses:
Selling expense	(9,668)	(9,562)
General and administrative expense	(7,610)	(8,094)
Total operating expenses	(17,278)	(17,656)

Operating income	13,149	14,236

Non-operating (expenses) income, net	(101)	275
Equity method income	260	-
Foreign currency transactions (losses) gains	(32,466)	3,286
Interest expense and deferred cost of financing	(5,643)	(5,587)

(Loss) Income before taxes	(24,801)	12,210

Income tax benefit (provision)	6,133	(4,879)

Net (loss) income	$(18,668)	$7,331

(Income) Loss attributable to non-controlling interest	(98)	7

(Loss) Income attributable to parent	$(18,766)	$7,338

Comprehensive income:
Net (loss) income	$(18,668)	$7,331
Foreign currency translation adjustments	(19,288)	1,770
Change in fair value derivative contracts	(4,065)	-

Total comprehensive (loss) income	$(42,021)	$9,101
Comprehensive (income) loss attributable to non-controlling interest	(98)	7

Total comprehensive (loss) income attributable to parent	$(42,119)	$9,108

Basic (loss) income per share	$(0.40)	$0.18

Diluted (loss) income per share	$(0.40)	$0.18

Basic weighted average common shares outstanding	46,117,631	40,295,687

Diluted weighted average common shares outstanding	46,117,631	40,847,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(18,668)	$7,331
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debts	368	153
Depreciation and amortization	5,241	5,841
Deferred income taxes	(9,031)	947
Equity method income	(260)	-
Deferred cost of financing	440	393
Other non-cash adjustments	40	23
Unrealized currency translation losses (gains)	37,533	(1,792)
Changes in operating assets and liabilities:
Trade accounts receivables	664	(14,953)
Inventories	(2,848)	2,870
Prepaid expenses	69	(820)
Other assets	(4,940)	(4,613)
Trade accounts payable and accrued expenses	(6,274)	8,187
Accrued interest expense	(4,546)	(4,337)
Taxes payable	3,113	4,724
Labor liabilities	(1,270)	(603)
Contract assets and liabilities	2,352	(7,905)
Related parties	(1,435)	(1,075)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$548	$(5,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	193	295
Purchase of investments	(137)	(307)
Acquisition of property and equipment	(6,469)	(3,701)
CASH USED IN INVESTING ACTIVITIES	$(6,413)	$(3,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	-	(760)
Proceeds from equity offering	-	33,050
Proceeds from debt	14,353	6,693
Repayments of debt	(15,073)	(1,349)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(720)	$37,634

Effect of exchange rate changes on cash and cash equivalents	$(4,453)	$380

NET (DECREASE) INCREASE IN CASH	(11,038)	28,672
CASH - Beginning of period	47,862	33,040
CASH - End of period	$36,824	$61,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,282	$9,230
Income Tax	$1,986	$1,840

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$991	$1,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2019	46,117,631	5	208,283	1,367	16,213	(39,264)	186,604	606	187,210

Cash dividend	-	-	107	-	(1,344)	-	(1,237)	-	(1,237)

Derivative financial insttruments	-	-	-	-	-	(4,065)	(4,065)	-	(4,065)

Foreign currency translation	-	-	-	-	-	(19,288)	(19,288)	-	(19,288)

Net income	-	-	-	-	(18,766)	-	(18,766)	98	(18,668)

Balance at March 31, 2020	46,117,631	5	208,390	1,367	(3,897)	(62,617)	143,248	704	143,952

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2018	38,092,996	4	157,604	1,367	10,439	(37,058)	132,356	872	133,228

Issuance of common stock	5,000,000	-	33,050	-	-	-	33,050	-	33,050

Stock dividend	538,657	-	5,162	-	(6,109)	-	(947)	-	(947)

Foreign currency translation	-	-	-	-	-	1,770	1,770	-	1,770

Net income	-	-	-	-	7,338	-	7,338	(7)	7,331

Balance at March 31, 2019	43,631,653	4	195,816	1,367	11,668	(35,288)	173,567	865	174,432

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP.

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

Impairment

We review goodwill and long-lived assets for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. The novel coronavirus global outbreak and its associated economic impact, including a significant decrease in the market price of our ordinary shares, is considered a triggering event requiring us to reassess our goodwill and long-lived asset valuations, as well as assumptions of future income from underlying assets. To the extent the impact of the pandemic depends on future developments which are highly uncertain we will continue to evaluate in future periods whether these assumptions are reasonable and will update the forecasts and impairment analysis as appropriate.

Based on our analysis as of March 31, 2020 we concluded that no impairment needs to be recorded to our goodwill using the market approach as the market capitalization of our company, which has a single reporting unit, exceeds the book value of shareholders equity.

Based on our analysis as of March 31, 2020 we concluded that no impairment needs to be recorded to our long-lived assets as their carrying value are below their realizable values based on projected future cashflows estimated with assumptions deemed reasonable by management based on information currently available. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions.

Recently Issued Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The FASB issued ASU 2019-10 and ASU 2019-11 during the fourth quarter of 2019 that will postpone the effective date to the year beginning after December 15, 2022. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842), which amends SEC Staff Accounting Bulletin No. 119 (SAB119) which contains interpretative guidance from the SEC aligned to the FASB’s ASC 326. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 8485): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update is effective for the Company on December 31, 2022 with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

Note 3. – Revised Presentation of Statement of Cash Flows

The Consolidated Statement of Cashflows for the three months ended March 31, 2019 has been revised to correct errors in the classification of the impact of unrealized foreign currency transaction gains and losses resulting from the remeasurement of our monetary assets and liabilities denominated in any currency other than the functional currency. The Company assessed the materiality of the misstatement and concluded it was not material to any previously reported quarterly or annual period financial statements.

Unrealized foreign currency transaction gains and losses, which include currency translation differences on monetary items that form part of investing or financing activities, such as long-term loans, are presented as a reconciling item from net income to cashflow from operating activities in the Consolidated Statement of Cashflows as of March 31, 2020 and 2019 contained herein,. The effect of exchange rate changes on cash and cash equivalents denominated in currencies other than the reporting currency has been and continues to be presented in a separate line item as part of the reconciliation of the change in cash equivalents during the period.

The revisions to the Consolidated Statement of Cashflows as of March 31, 2019, which had no effect on the net change in cash and cash equivalents, are summarized in the following table:

	Three months ended March 31, 2019
	As previously reported	Revision adjustment	As revised

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4,900)	$(729)	$(5,629)
CASH USED IN INVESTING ACTIVITIES	(3,661)	(52)	(3,713)
CASH PROVIDED BY FINANCING ACTIVITIES	36,853	781	37,634
Effect of exchange rate changes on cash and cash equivalents	$380	$-	$380

NET INCREASE (DECREASE) IN CASH	28,672	-	28,672
CASH - Beginning of period	33,040	-	33,040
CASH - End of period	$61,712	$-	$61,712

Note 4. – Long-term Investments

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

On May 3, 2019, we consummated the joint venture agreement acquiring a 25.8% minority ownership interest in Vidrio Andino with a cash payment of $34.1 million, and the land still to be contributed as of the end of first half of 2020  . As of that date, the Company recorded the investment within Long-term assets on the Company’s Consolidated Balance Sheet for $45.0 million and a liability for $10.9 million within current liabilities on the Company’s Consolidated Balance to be settled with the contribution of the aforementioned piece of land. Since the date of the acquisition, we have recognized the proportional share of Vidrio Andino’s net income using the equity method on the Consolidated Statement of Operations and Other Comprehensive Income as the Company is deemed to have significant influence, but does not have effective control of Vidrio Andino.

Establishment of a new subsidiary

In January 2019 we established E.S. Windows California, LLC., a wholly-owned U.S. entity to serve as a distributor of our products in certain jurisdictions within the U.S. markets.

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

Note 5. - Inventories, net

	March 31, 2020	December 31, 2019
Raw materials	$37,166	$44,175
Work in process	19,392	24,262
Finished goods	4,529	5,203
Stores and spares	6,734	8,130
Packing material	570	981
	68,391	82,751
Less: Inventory allowance	(50)	(37)
	$68,341	$82,714

Note 6. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended
	March 31,
	2020	2019
Fixed price contracts	$25,027	$42,176
Product sales	62,271	64,992
Total Revenues	$87,298	$107,168

The following table presents geographical information about revenues.

	Three months ended
	March 31,
	2020	2019
Colombia	$6,472	$12,959
United States	78,798	92,062
Panama	680	763
Other	1,348	1,384
Total Revenues	$87,298	$107,168

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

The table below presents the components of net contract assets (liabilities).

	March 31, 2020	December 31, 2019
Contract assets — current	$36,689	$42,014
Contract assets — non-current	10,743	7,059
Contract liabilities — current	(13,957)	(12,459)
Contract liabilities — non-current	(148)	(187)
Net contract assets	$33,327	$36,427

The components of contract assets are presented in the table below.

	March 31, 2020	December 31, 2019
Unbilled contract receivables, gross	$21,584	$20,729
Retainage	25,848	28,344
Total contract assets	47,432	49,073
Less: current portion	36,689	42,014
Contract Assets – non-current	$10,743	$7,059

The components of contract liabilities are presented in the table below.

	March 31, 2020	December 31, 2019
Billings in excess of costs	$1,599	2,077
Advances from customers on uncompleted contracts	12,506	10,569
Total contract liabilties	14,105	12,646
Less: current portion	13,957	12,459
Contract liabilities – non-current	$148	187

During the three months ended March 31, 2020, the Company recognized $1,279 of sales related to its contract liabilities at January 1, 2020. During the three months ended March 31, 2019, the Company recognized $2,282 of sales related to its contract liabilities at January 1, 2019.

Remaining Performance Obligations

As of March 31, 2020, the Company had $302.4 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $227.4 million are expected to be recognized during the year ending December 31, 2020, $74.7 million during the year ending December 31, 2021.

Note 7. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	March 31, 2020
	Gross	Acc. Amort.	Net
Trade Names	$980	$(604)	$376
Notice of Acceptances (NOAs), product designs and other intellectual property	8,760	(4,519)	4,241
Non-compete Agreement	165	(102)	63
Customer Relationships	4,140	(2,722)	1,418
Total	$14,045	$(7,947)	$6,098

	December 31, 2019
	Gross	Acc. Amort.	Net
Trade Names	$980	$(555)	$425
Notice of Acceptances (NOAs), product designs and other intellectual property	8,903	(4,323)	4,580
Non-compete Agreement	165	(94)	71
Contract Backlog	3,090	(3,090)	-
Customer Relationships	4,140	(2,513)	1,627
Total	$17,278	$(10,575)	$6,703

The weighted average amortization period is 5.4 years.

During the three months ended March 31, 2020 and 2019, the amortization expense amounted to $550 and $1,211, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2020 is as follows:

Year ending	(in thousands)
2020	$1,361
2021	2,013
2022	1,148
2023	826
2024	565
Thereafter	185
$6,098

Note 8. Debt

The Company’s debt is comprised of the following:

	March 31, 2020	December 31, 2019
Revolving lines of credit	$21,351	$17,455
Finance lease	430	493
Unsecured senior note	210,000	210,000
Other loans	14,779	15,578
Syndicated loan	14,999	19,999
Less: Deferred cost of financing	(2,619)	(3,714)
Total obligations under borrowing arrangements	258,940	259,811
Less: Current portion of long-term debt and other current borrowings	15,245	16,084
Long-term debt	$243,695	$243,727

As of March 31, 2020 and December 31, 2019, the Company had $258,105 and $259,574 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

The Company had $6,455 and $6,979 of property, plant and equipment pledged as collateral for various lines of credit as of March 31, 2020 and December 31, 2019, respectively.

On May 2, 2019, the Company closed a $30 million five-year term debt facility with Banco de Crédito del Perú and Banco Sabadell which bears interest at Libor +2.95%. Proceeds from this long-term debt facility were used towards refinancing short-term debt and partially supporting expected capital expenditure needs for capacity expansion and the automatization of some of our processes. This facility also contains a covenant requiring that the company maintain certain leverage and fixed charge coverage ratios measured biannually at December and June, with which the Company is in compliance  .

As of March 31, 2020, the Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $430 and $493 as of March 31, 2020 and December 31, 2019, respectively. In line with this, the Company recorded right-of-use assets related to computing equipment for $217 and $378 as of March 31, 2020 and December 31, 2019, respectively. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 2.1 years. The right-of-use assets are depreciated and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

Additionally, as of March 31, 2020, the Company had a commitment for $17 under operating leases related to short term apartment leases, installation equipment and computing equipment which expire during the current year that have not been capitalized due to their short-term nature. Rental expense from these leases is recognized on our Condensed Consolidated Income Statement as incurred.

Maturities of long-term debt and other current borrowings are as follows as of March 31, 2020:

2021	$15,278
2022	216,506
2023	9,337
2024	12,493
2025	5,332
Thereafter	2,613
Total	$261,559

The Company’s loans have maturities ranging from a few weeks to 10 years. Our credit facilities bear interest at a weighted average of rate 7.24%.

Note 9. Hedging Activity and Fair Value Measurements

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

As of March 31, 2020, the fair value of foreign currency non-delivery forward and collar contracts was in a net liability position of $5,228. We had 34 outstanding forward and collar contracts to exchange 48 million U.S. Dollars to Colombian Pesos through February 2021. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of March 31, 2020.

We assess the effectiveness of our foreign currency non-delivery forward and collar contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our foreign currency non-delivery forward and collar contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of March 31, 2020, that we expect will be reclassified to earnings within the next twelve months, is $5,228.

The fair value of our foreign currency hedges classified in the accompanying consolidated balance sheets as of March 31, 2020, are as follows:

	Derivative Assets		Derivative Liabilities
	March 31, 2020		March 31, 2020
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery forward and collar contracts	Other current assets	$-	Accrued liabilities	$(5,228)
Total derivative instruments	Total derivative assets	$-	Total derivative liabilities	$(5,228)

The fair value of our foreign currency hedges classified in the accompanying consolidated balance sheets as of December 31, 2019, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2019		December 31, 2019
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery forward and collar contracts	Other current assets	$749	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$749	Total derivative liabilities	$-

The ending accumulated balance for the foreign currency non-delivery forward and collar contracts included in accumulated other comprehensive losses, net of tax, was $3,556 as of March 31, 2020, comprised of a derivative loss of $5,228 and an associated net tax benefit of $1,672.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three months ended March 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	March 31,	March 31,		March 31,	March 31,
	2020	2019		2020	2019

Non-delivery Forwards and Collar Contracts	$(5,228)	$-	Operating Revenues	$677	$-

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

As of March 31, 2020, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 8 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2020	December 31, 2019
Fair Value	210,857	259,814
Carrying Value	243,695	243,727

Note 10. Income Taxes

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

The components of income tax expense are as follows:

	Three months ended March 31,
	2020	2019
Current income tax
United States	$(151)	$(512)
Colombia	(2,747)	(3,420)
	(2,898)	(3,932)
Deferred income Tax
United States	(319)	169
Colombia	9,350	(1,116)
	9,031	(947)
Total income tax benefit (provision)	$6,133	$(4.879)

Effective tax rate	25%	40%

The weighted average statutory income tax rate for the three months ended March 31, 2020 and 2019 was 31% and 33%, respectively. The effective income tax rate of 25% as of March 31, 2020 reflects 4.2 percentage point favorable impact of unrealized foreign currency transaction losses related remeasurement of to long-term liabilities of our Colombian subsidiaries which are expected to be realized at a later year in which a lower income tax rate is expected to apply.

Note 11. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended March 31,
	2020	2019
Sales to related parties	$1,192	$2,360

Fees paid to directors and officers	$961	$809
Payments to other related parties	$814	$926

	March 31, 2020	December 31, 2019
Current Assets:
Due from VS	$5,102	$4,203
Due from other related parties	3,361	3,854
	$8,463	$8,057

Long Term due from VS	1,423	1,786

Liabilities:
Due to related parties - current	$3,896	$4,415
Due to related parties - Non current	$628	$622

The Company also has a note payable which matures in 2022 related to the acquisition GM&P for $8,500 due to the former owner who holds shares of the Company and a management position within the Company.

Ventana Solar S.A. (“VS”), a Panama Sociedad anónima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended March 31, 2020 and 2019 were $643 and $670, respectively.

Payments to other related parties during the three months ended March 31, 2020 and 2019 include the following:

	Three months ended March 31,
	2020	2019
Charitable contributions	$349	$427
Sales commissions	$259	$476

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 12. Shareholders’ Equity

Dividends

On March 2, 2020, the Company declared a regular quarterly dividend of $0.0275 per share, or $0.11 per share on an annualized basis, for the first quarter of 2020. The quarterly dividend will be paid in cash on April 30, 2020 to shareholders of record as of the close of business on March 31, 2020. Prior to this, the Company paid $0.14 per share on a quarterly basis, payable in cash or ordinary shares, to be chosen at the option of holders of ordinary shares during an election period.

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

Proceeds from the offering were subsequently used to complete the joint venture transaction with Saint-Gobain discussed in “Note 4. Long-term Investments – Saint-Gobain Joint Venture.”

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Numerator for basic and diluted earnings per shares
Net Income (loss)	$(18,668)	$7,331

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,117,631	40,295,687
Effect of dilutive securities and stock dividend	-	551,860
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,117,631	40,847,547
Basic earnings (loss) per ordinary share	$(0.40)	$0.18
Diluted earnings (loss) per ordinary share	$(0.40)	$0.18

The effect of dilutive securities as of March 31, 2019 includes the effect of 551,423 shares potentially issued in relation to the underwriters option of the follow-on equity offering described above.

Note 13. Commitments and Contingencies

Commitments

As of March 31, 2020, the Company had an outstanding obligation to purchase an aggregate of at least $17,111 of certain raw materials from a specific supplier before May 2026.

On May 3, 2019, we consummated the joint venture agreement with Saint-Gobain whereby we acquired a 25.8% minority ownership interest in Vidrio Andino. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million to be paid through the contribution of land to be contributed on our behalf by a related party owned by members of our Chief Executive Officer by the end of the first half of 2020. The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021 if needed (based on debt availability).

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

Note 14. Subsequent Events

In April 2020, the company took $9.2 million from non-committed lines of credit as a preventive measure to secure incremental liquidity in light of the coronavirus outbreak.

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

Overview

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass fabricator in 2019 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Based on our analysis of third-party industry sources we had an estimated market share of over 49% of the Colombian market in 2018. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

On March 24, 2020, Colombia went into a mandatory lockdown as a result of the novel coronavirus outbreak. As a result, the Company temporarily suspended production at its facilities in Colombia through April 13, 2020 during the initial phase of the nationwide shelter-in-place order. While the shelter-in-place order was subsequently extended to May 25, 2020, the Company resumed full operations at its facilities on April 14, 2020 given its exempted designation as a supplier of critical products to essential business sectors such as infrastructure and construction. At the same time as most of our customers in the United States and Colombia are resuming their activities. During the period that production was suspended, vacation days were used to retain eligible employees and the Company used the time to implement broad safety measures before returning to normal operations.

The Company entered the pandemic with a strong financial position along with the flexibility required to support its global operations during this volatile period. As of March 31, 2020, we had had cash of $36.8 million plus an additional $66.4 million of availability under its existing lines of credit, providing sufficient access to capital. In addition, the Company has implemented strict cost controls, reduced operating expenses and limited all non-critical capital expenditures beyond the completion of initiatives started in 2019. The Company anticipates that working capital will be a net benefit to cash flow for the full year 2020.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2020	2019
Operating Revenues	$87,298	$107,168
Cost of sales	56,871	75,276
Gross profit	30,427	31,892
Operating expenses	(17,278)	(17,656)
Operating income	13,149	14,236
Non-operating income and expenses, net	(101)	275
Foreign currency transactions (losses) gains	(32,466)	3,286
Equity method income	260	-
Interest Expense and deferred cost of financing	(5,643)	(5,587)
Income tax benefit (provision)	6,133	(4,879)
Net (loss) income	(18,668)	7,331
(Income) Loss attributable to non-controlling interest	(98)	7
(Loss) Income attributable to parent	$(18,766)	$7,338

Comparison of quarterly periods ended March 31, 2020 and 2019

Revenues

The Company’s operating revenues decreased $19.9 million or 18.5% from $107.2 million to $87.3 million for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019.

Sales in the U.S. markets decreased $13.3 million or 14.4% in the first quarter of 2020 to $78.8 million compared with $92.1 during the same period of 2019. The decrease resulted from having a lesser amount of production days given scheduled maintenance at the beginning of the period and the aforementioned mandatory lockdown at the end of March. Additionally, there was a lesser amount of installation work given the schedule of project completion at the beginning of the year. This was partially offset by an increase in residential market sales, which increased $1.5 million, or 12% year-over-year as a result of our established relationships with dealers and good reception of our products among end customers. U.S. revenues continue to represent the majority of our sales, at 90% and 86% of total sales during the first quarter of 2020 and 2019, respectively.

Colombian market sales were also down $6.5 million, or 50.1% year-over-year from $13.0 million to $6.5 million in the first quarter of 2019 and 2020, respectively, reflecting slow construction activity in this market with a stop of activity given the coronavirus pandemic in the middle of March 2020. Our sales to other territories in Latin America remained stable and continue to represent approximately 2% of our total sales.

Gross profit

Gross profit decreased $1.5 million, or 4.6% to $30.4 million during the three months ended March 31, 2020, compared with $31.9 million during the same period of 2019. Gross profit margins increased to 34.9% during the first quarter of 2020, from 29.8% during the first quarter of 2019 as a result of increased raw material efficiency and a $1.7 million year-over-year decrease in labor cost related to the streamlining of our operative processes during 2019, alongside with favorable foreign exchange rates positively impacting the cost of the majority of our workforce based in Colombia, as the Colombian peso depreciated 13% between the first quarter of 2019 and 2020. The decrease in labor cost as of the quarter ended March 31, 2020 does not include layoffs or furloughs related to the current coronavirus pandemic.

Expenses

Operating expenses decreased $0.4 million, or 2.1%, from $17.7 million to $17.3 million for the quarters ended March 31, 2019 and 2020, respectively. The decrease has been the result of our efforts to enhance our lean administrative structure paired with favorable exchange rates as a significant portion of our general and administrative expenses are denominated in COP. Sales commissions, which is a highly variable expense in nature, increased $0.4 million despite the decrease in sales because of a lag that is generated because we pay commissions when we collect payment from our customers as opposed to the time of invoicing.

Non-operating income and expenses, net

During the three months ended March 31, 2020 and 2019, the Company recorded net a non-operating expense of $0.1 million and non-operating income of $0.3 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the quarter ended March 31, 2020, the Company recorded a non-cash loss of $32.5 million associated with foreign currency transactions. Most of this impact is associated with the remeasurement of a net liability position of $109.6 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency while the Colombian peso depreciated by 24% during the quarter. Comparatively, the Company recorded a net gain of $3.3 million during the three months ended March 31, 2019 while the Colombian peso appreciated 2.3% during the quarter.

Interest Expense

Interest expense and deferred cost of financing remained relatively stable at $5.7 million and $5.6 million during the quarters ended March 31, 2020 and 2019, respectively. This reflects an improvement in our overall cost of financing as out total indebtedness increased $11.0 million, or 4.5% between both periods.

Income Taxes

During the quarter ended March 31, 2020, the Company recorded an income tax benefit of $6.1 million related to a net loss before tax, largely associated with the large loss on foreign currency transactions during the period. Conversely, the Company recorded an income tax provision of $4.9 million during the quarter ended March 31, 2020

As a result of the foregoing, the Company recorded a net loss for the three months ended March 31, 2020 of $18.7 million compared to net income of $7.3 million in the three months ended March 31, 2019.

Liquidity

As of March 31, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $36.8 million and $47.9 million, respectively. As of March 31, 2020, the Company had $66.4 million of borrowings available under several committed and uncommitted facilities with relationship banks. The Company examines its capital/debt profile from time to time and evaluates overall market conditions to assess if it is opportunistic to repurchase debt or shares in the open market when conditions are favorable to the company and its stakeholders. The Company will base its decisions on factors such as pricing, liquidity projections, general economic and market conditions, and other considerations, as determined by management.

We are actively focusing on expanding banking relationships to further diversify our sources of funding and optimize our cost of capital given the restrictions that some entities may have in lending in an efficient matter as a result of the coronavirus pandemic. In April 2020, the company took $9.2 million from non-committed lines of credit as a preventive measure to secure incremental liquidity in light of the coronavirus outbreak. We anticipate that working capital will be a net benefit to cash flow for the full year 2020, which in addition to our current liquidity position, is sufficient to serve our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the quarter ended March 31, 2020 and 2019, we made investments primarily in building and construction, and machinery and equipment in the amounts of $7.5 million, and $5.2 million, respectively.

In 2019, we carried out enhancements at our glass and aluminum facilities to increase production capacity and automate operations. The Company completed this aluminum capacity expansion in July 2019 and implemented its glass transformation process automation initiative in January 2020. Additionally, it is completing the set up and testing phase of its automated warehousing systems, with the funding being executed since the end of 2018. The Company expects to continue funding the approximate $1.7 million remaining capital investments of this initiative with cash on hand.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million to be paid through the contribution of land to be contributed on our behalf by a related party owned by members of our Chief Executive Officer’s family by the end of the first half of 2020. The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021 if needed (based on debt availability).

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March 31,
	2020	2019
Cash Flow provided by (used in) Operating Activities	$548	$(5,629)
Cash Flow (used in) Investing Activities	(6,413)	(3,713)
Cash Flow (used in) provided by Financing Activities	(720)	37,634
Effect of exchange rates on cash and cash equivalents	(4,453)	380
Cash Balance - Beginning of Period	47,862	33,040
Cash Balance - End of Period	$36,824	$61,712

During the three months ended March 31, 2020, operating activities generated $0.5 million and used $5.6 million during the three months ended March 31, 2020 and 2019, respectively. For the quarter ended March 31, 2020 we have modified the way we present the impact of foreign currency transactions on our Statement of Cash Flows as there has been volatility and significant fluctuations in the exchange rates between the U.S. Dollar and the Colombian Peso, which is the functional currency of our subsidiaries that carry most of our operations.

Prior to March 31, 2020, the impact of unrealized foreign currency transaction gains and losses resulting from the remeasurement of our monetary assets and liabilities denominated in any currency other than the functional currency have been included within the individual line item affected within cashflows from operating activities, investing activities or financing activities, as appropriate. As of March 31, 2020, unrealized foreign currency transaction gains and losses, which include currency translation differences on monetary items that form part of investing or financing activities, such as long-term loans, are presented as a reconciling item from net income to cashflow from operating activities. While during prior periods, unrealized currency translation differences on monetary items that form part of operating activities, such as trade accounts receivables and payables, were presented within each line item, we are now presenting them within the reconciliation of net income to cashflow from operations, so as to better present the economic reality of the cashflows during the period. As a result of this, we have revised the cash flows for the three months ended March 31, 2019 and are currently reporting a use of $5.6 million, compared with an originally reported use of $4.9 million.

The main use of cash in operating activities during the three months ended March 31, 2020 were trade account payable which used $6.3 million as we made anticipated payments to some of our smaller suppliers to help them with the impact of the Coronavirus, and accrued interest expense which used $4.5 million due to the seasonality of our interest payments, most of which are paid bi-annually in January and September.

We used $6.4 million and $3.7 million in investing activities during the three months ended March 31, 2020 and 2019, respectively. The main use of cash in investing activities during the three months ended March 31, 2020 was related to scheduled maintenance Capex and the completion of our previously announced expansion and automation initiatives that are now mostly completed. We used $6.5 million for the acquisition or property and equipment. Including assets acquired under credit, total capital expenditures during the period were $7.5 million.

Financing activities used $0.7 million as we made some repayments on maturing debt. In contrast, during the three months ended March 31, 2019, financing activities generated $37.6 million as a result of an underwritten follow-on public offering of 5,000,000 ordinary shares, not including the underwriters’ over-allotment option, for net proceeds of $33.1 million which closed in March 2019.

During the quarter ended March 31, 2020 the main source of cash was the cash balance available at the beginning of period, which decreased $11.0 million, including the impact of unfavorable changes in exchange rates during the three months ended March 31, 2020, which resulted in a decrease of $4.5 million on our ending cash balance.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2020, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 except as follows:

Risks Related to the Novel Coronavirus Outbreak

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus disease 2019 (“COVID-19”). In recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted.

Since the outbreak of the COVID-19 situation in December 2019, we strictly adhered to mandates and other guidance from local governments and global health authorities. Effective March 24, 2020, the Colombian government issued a nationwide order to, among other actions, close certain non-essential business activities through April 13, 2020 in response to the rapid spread of COVID-19 to many parts of the world. This order was later extended through April 27, 2020 and subsequently through May 11, 2020. Certain industry exemptions to Colombia’s nationwide work stoppage provide for the continuation of some operations at our facilities in Barranquilla, as well as our Vidrio Andino joint venture. Our operations in Colombia resumed in the third week of April 2020.

In recent months, the Company has proactively implemented business continuity measures across its vertically integrated plant network to build the critical inventory to support its customers. During this time, the Company will continue to ship finished inventory of windows, architectural glass and aluminum products that are considered essential to customers’ active construction projects.

Most of Tecnoglass’ U.S. and Latin American customers remain operational with many construction projects typically considered by jurisdictions to be essential business activities. However, given the unprecedented nature of the COVID-19 pandemic, which is now impacting all aspects of business in every U.S. State and Latin American country, demand in all served markets slowed down in March 2020. The Company will continue to monitor and adjust plans for its business as the situation evolves.

As of March 31, 2020, Tecnoglass had total liquidity of $103.3 million, including cash of $36.9 million and $66.4 million of availability under various committed and uncommitted lines of credit, ensuring sufficient access to capital. If necessary, the Company may significantly reduce its variable costs if production has to be scaled down as a result of market conditions, and has implemented budget cuts and stricter controls on working capital to preserve cash.

We may be adversely affected by any disruption in our information technology systems. Our operations are dependent upon our information technology systems, which encompass all of our major business functions.

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cybercrime pose a risk to the security of our systems, our information networks, and to the confidentiality, availability and integrity of our data, as well as to the functionality of our manufacturing process. Introduced or increased risk associated with remote work transition pose threats to workforce disruption, cybersecurity attacks and dissemination of sensitive personal data or proprietary confidential information to our business. A disruption in our information technology systems for any prolonged period could result in delays in executing certain production activities, logging and processing operational and financial data, communication with employees and third parties or fulfilling customer orders resulting in potential liability or reputational damage or otherwise adversely affect our financial results. We employ a number of measures to prevent, detect and mitigate these threats, which include employee education, password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack.

We have transitioned for the first time a significant subset of our employee population to a remote work environment, in accordance with national government efforts to mitigate the spread of COVID-19. This transition allowed us to adequately maintain operations in our financial information systems and meant no significant changes to our internal control over financial reporting and disclosure control and procedures, enabled by our continuity plan adequate implementation which did not present any material incidents, challenges, expenditures or constraints. However, this transition may introduce and exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal data or proprietary or confidential information about us, our members or related third parties.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2020

