Form 10-Q
period 2020-06-30
Tecnoglass Inc.
filed 2020-08-06
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

As of July 31, 2020, there were 46,117,631 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$63,424	$47,862
Investments	1,818	2,304
Trade accounts receivable, net	91,010	110,558
Due from related parties	8,777	8,057
Inventories	79,454	82,714
Contract assets – current portion	34,879	42,014
Other current assets	24,298	29,340
Total current assets	$303,660	$322,849
Long-term assets:
Property, plant and equipment, net	$136,666	$154,609
Deferred income taxes	11,676	4,595
Contract assets – non-current	8,707	7,059
Due from related parties - long term	1,089	1,786
Long-term trade accounts receivable	1,101	-
Intangible assets	5,695	6,703
Goodwill	23,561	23,561
Long-term investments	45,691	45,596
Other long-term assets	2,892	2,910
Total long-term assets	237,078	246,819
Total assets	$540,738	$569,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$18,744	$16,084
Trade accounts payable and accrued expenses	51,855	61,878
Accrued interest expense	7,502	7,645
Due to related parties	5,134	4,415
Dividends payable	1,309	67
Contract liability – current portion	18,834	12,459
Due to equity partners	10,900	10,900
Other current liabilities	6,894	15,563
Total current liabilities	$121,172	$129,011
Long-term liabilities:
Deferred income taxes	$817	$411
Long-term payable associated to GM&P acquisition	8,500	8,500
Long-term liabilities from related parties	634	622
Contract liability – non-current	83	187
Long-term debt	243,808	243,727
Total long-term liabilities	253,842	253,447
Total liabilities	$375,014	$382,458
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,117,631 and 46,117,631 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Legal Reserves	2,273	1,367
Additional paid-in capital	208,390	208,283
Retained earnings	10,127	16,213
Accumulated other comprehensive (loss)	(55,632)	(39,264)
Shareholders’ equity attributable to controlling interest	165,163	186,604
Shareholders’ equity attributable to non-controlling interest	561	606
Total shareholders’ equity	165,724	187,210
Total liabilities and shareholders’ equity	$540,738	$569,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenues:
External customers	$81,590	$112,259	$167,696	$217,067
Related parties	352	1,624	1,544	3,984
Total operating revenues	81,942	113,883	169,240	221,051
Cost of sales	50,146	75,046	107,017	150,322
Gross profit	31,796	38,837	62,223	70,729
Operating expenses:
Selling expense	(8,961)	(11,219)	(18,629)	(20,781)
General and administrative expense	(7,610)	(9,354)	(15,220)	(17,448)
Total operating expenses	(16,571)	(20,573)	(33,849)	(38,229)
Operating income	15,225	18,264	28,374	32,500
Non-operating income (expenses), net	7	353	(94)	628
Equity method (loss) income	(166)	(22)	94	(22)
Foreign currency transactions gains(losses)	13,309	(1,201)	(19,157)	2,085
Interest expense and deferred cost of financing	(5,446)	(5,757)	(11,089)	(11,344)
Income (Loss) before taxes	22,929	11,637	(1,872)	23,847
Income tax provision	(6,875)	(3,977)	(742)	(8,856)
Net income (loss)	$16,054	$7,660	$(2,614)	$14,991
Loss (Income) attributable to non-controlling interest	143	(181)	45	(174)
Income (Loss) attributable to parent	$16,197	$7,479	$(2,569)	$14,817
Comprehensive income:
Net income (loss)	$16,054	$7,660	$(2,614)	$14,991
Foreign currency translation adjustments	4,367	(2,052)	(14,921)	(282)
Change in fair value derivative contracts	2,618	-	(1,447)	-
Total comprehensive income (loss)	$23,039	$5,608	$(18,982)	$14,709
Comprehensive loss (income) attributable to non-controlling interest	143	(181)	45	(174)
Total comprehensive income (loss) attributable to parent	$23,182	$5,427	$(18,937)	$14,535
Basic income (loss) per share	$0.35	$0.17	$(0.06)	$0.35
Diluted income (loss) per share	$0.35	$0.17	$(0.06)	$0.34
Basic weighted average common shares outstanding	46,117,631	45,653,893	46,117,631	42,989,592
Diluted weighted average common shares outstanding	46,117,631	46,144,017	46,117,631	43,479,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,614)	$14,991
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debts	691	524
Depreciation and amortization	10,206	11,558
Deferred income taxes	(6,478)	(317)
Equity method (loss) income	(94)	22
Deferred cost of financing	861	808
Other non-cash adjustments	42	28
Unrealized currency translation losses (gains)	23,585	(59)
Changes in operating assets and liabilities:
Trade accounts receivables	13,785	(22,065)
Inventories	(8,252)	2,078
Prepaid expenses	(1,017)	(1,232)
Other assets	1,363	(1,367)
Trade accounts payable and accrued expenses	(10,358)	12,635
Accrued interest expense	(84)	194
Taxes payable	(5,911)	(1,787)
Labor liabilities	(982)	(327)
Contract assets and liabilities	11,246	(9,682)
Related parties	(1,200)	1,250
CASH PROVIDED BY OPERATING ACTIVITIES	$24,789	$7,253
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	364	608
Joint Venture investment	-	(34,100)
Purchase of investments	(167)	(676)
Acquisition of property and equipment	(7,395)	(13,778)
CASH USED IN INVESTING ACTIVITIES	$(7,198)	$(47,946)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(1,265)	(2,170)
Proceeds from equity offering	-	36,478
Proceeds from debt	17,796	38,480
Repayments of debt	(14,698)	(17,660)
CASH PROVIDED BY FINANCING ACTIVITIES	$1,833	$55,127
Effect of exchange rate changes on cash and cash equivalents	$(3,862)	$164
NET INCREASE IN CASH	15,562	14,598
CASH - Beginning of period	47,862	33,040
CASH - End of period	$63,424	$47,638
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,513	$9,529
Income Tax	$7,014	$8,369
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$907	$1,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2019	46,117,631	5	208,283	1,367	16,213	(39,264)	186,604	606	187,210

Dividend	-	-	107	-	(1,344)	-	(1,237)	-	(1,237)

Financial Instruments	-	-	-	-	-	(4,065)	(4,065)	-	(4,065)

Foreign currency translation	-	-	-	-	-	(19,288)	(19,288)	-	(19,288)

Net income	-	-	-	-	(18,766)	-	(18,766)	98	(18,668)

Balance at March 31, 2020	46,117,631	5	208,390	1,367	(3,897)	(62,617)	143,248	704	143,952

Dividend	-	-	-	-	(1,267)	-	(1,267)	-	(1,267)

Legal Reserve	-	-	-	906	(906)	-	-	-	-

Financial Instruments	-	-	-	-	-	2,618	2,618	-	2,618

Foreign currency translation	-	-	-	-	-	4,367	4,367	-	4,367

Net income	-	-	-	-	16,197	-	16,197	(143)	16,054

Balance at June 30, 2020	46,117,631	5	208,390	2,273	10,125	(55,632)	165,163	561	165,724

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2018	38,092,996	4	157,604	1,367	10,439	(37,058)	132,356	872	133,228

Issuance of common stock	5,000,000	-	33,050	-	-	-	33,050	-	33,050

Adoption ASC 606	-	-	-	-		-	-	-	-

Stock dividend	538,657	-	5,162	-	(6,109)	-	(947)	-	(947)

Foreign currency translation	-	-	-	-	-	1,770	1,770	-	1,770

Net income	-	-	-	-	7,338	-	7,338	(7)	7,331

Balance at March 31, 2019	43,631,653	4	195,816	1,367	11,668	(35,288)	173,567	865	174,432

Issuance of common stock	551,423	-	3,428	-	-	-	3,428	-	3,428

Adoption ASC 606	-	-	-	-		-	-	-	-

Stock dividend	675,366	-	4,416	-	(6,280)	-	(1,864)	-	(1,864)

Foreign currency translation	-	-	-	-	-	(2,052)	(2,052)	-	(2,052)

Net income	-	-	-	-	7,479	-	7,479	181	7,660

Balance at June 30, 2019	44,858,442	4	203,660	1,367	12,867	(37,340)	180,558	1,046	181,604

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

Impairment

We review goodwill and long-lived assets for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. The novel coronavirus global outbreak and its associated economic impact, including a significant decrease in the market price of our ordinary shares, was considered a triggering event as of the first quarter of 2020, requiring us to reassess our goodwill and long-lived asset valuations, as well as assumptions of future income from underlying assets, and there was no new trigger in the second quarter To the extent the impact of the pandemic depends on future developments which are highly uncertain we will continue to evaluate in future periods whether these assumptions are reasonable and will update the forecasts and impairment analysis as appropriate.

Based on our analysis as of June 30, 2020 we concluded that no impairment needs to be recorded to our goodwill using the market approach as the market capitalization of our company, which has a single reporting unit, exceeds the book value of shareholders equity.

Based on our analysis as of June 30, 2020 we concluded that no impairment needs to be recorded to our long-lived assets as their carrying value are below their realizable values based on projected future cashflows estimated with assumptions deemed reasonable by management based on information currently available. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions.

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

Note 3. – Revised Presentation of Statement of Cash Flows

The Consolidated Statement of Cashflows for the six months ended June 30, 2019 has been revised to correct errors in the classification of the impact of unrealized foreign currency transaction gains and losses resulting from the remeasurement of our monetary assets and liabilities denominated in any currency other than the functional currency. The Company assessed the materiality of the misstatement and concluded it was not material to any previously reported quarterly or annual period financial statements.

Unrealized foreign currency transaction gains and losses, which include currency translation differences on monetary items that form part of investing or financing activities, such as long-term loans, are presented as a reconciling item from net income to cashflow from operating activities in the Consolidated Statement of Cashflows as of June 30, 2020 and 2019 contained herein,. The effect of exchange rate changes on cash and cash equivalents denominated in currencies other than the reporting currency has been and continues to be presented in a separate line item as part of the reconciliation of the change in cash equivalents during the period.

The revisions to the Consolidated Statement of Cashflows as of June 30, 2019, which had no effect on the net change in cash and cash equivalents, are summarized in the following table:

	Six months ended June 30, 2019
	As previously reported	Revision adjustment	As revised
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$9,048	$(1,795)	$7,253
CASH USED IN INVESTING ACTIVITIES	(47,916)	(30)	(47,946)
CASH PROVIDED BY FINANCING ACTIVITIES	53,303	1,824	55,127
Effect of exchange rate changes on cash and cash equivalents	$163	$1	$164
NET INCREASE (DECREASE) IN CASH	14,598	-	14,598
CASH - Beginning of period	33,040	-	33,040
CASH - End of period	$47,638	$-	$47,638

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

On May 3, 2019, we consummated the joint venture agreement acquiring a 25.8% minority ownership interest in Vidrio Andino with a cash payment of $34.1 million, and the land still to be contributed once a complete assessment of the project timing is completed based on the overall market conditions as they relate to the ongoing COVID-19 pandemic. As of that date, the Company recorded the investment within Long-term assets on the Company’s Consolidated Balance Sheet for $45.0 million and a liability for $10.9 million within current liabilities on the Company’s Consolidated Balance to be settled with the contribution of the aforementioned piece of land. Since the date of the acquisition, we have recognized the proportional share of Vidrio Andino’s net income using the equity method on the Consolidated Statement of Operations and Other Comprehensive Income as the Company is deemed to have significant influence, but does not have effective control of Vidrio Andino.

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

Note 5. - Inventories, net

	June 30, 2020	December 31, 2019
Raw materials	$46,683	$44,175
Work in process	20,240	24,262
Finished goods	4,486	5,203
Stores and spares	7,610	8,130
Packing material	499	981
	79,518	82,751
Less: Inventory allowance	(64)	(37)
	$79,454	$82,714

Note 6. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed price contracts	$21,533	$46,721	$46,560	$88,897
Product sales	60,409	67,162	122,680	132,154
Total Revenues	$81,942	$113,883	$169,240	$221,051

The following table presents geographical information about revenues.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Colombia	$1,820	$12,165	$8,292	$25,153
United States	79,148	99,326	157,946	191,360
Panama	150	913	830	1,676
Other	824	1,479	2,172	2,862
Total Revenues	$81,942	$113,883	$169,240	$221,051

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

The table below presents the components of net contract assets (liabilities).

	June 30, 2020	December 31, 2019
Contract assets — current	$34,879	$42,014
Contract assets — non-current	8,707	7,059
Contract liabilities — current	(18,834)	(12,459)
Contract liabilities — non-current	(83)	(187)
Net contract assets	$24,669	$36,427

The components of contract assets are presented in the table below.

	June 30, 2020	December 31, 2019
Unbilled contract receivables, gross	$18,100	$20,729
Retainage	25,486	28,344
Total contract assets	43,586	49,073
Less: current portion	34,879	42,014
Contract Assets – non-current	$8,707	$7,059

The components of contract liabilities are presented in the table below.

	June 30, 2020	December 31, 2019
Billings in excess of costs	$2,138	2,077
Advances from customers on uncompleted contracts	16,779	10,569
Total contract liabilities	18,917	12,646
Less: current portion	18,834	12,459
Contract liabilities – non-current	$83	187

During the three and six months ended June 30, 2020, the Company recognized $370 and 1,649 of sales related to its contract liabilities on January 1, 2020, respectively. During the three and six months ended June 30, 2019, the Company recognized $1,759 and $4,041 of sales related to its contract liabilities on January 1, 2019, respectively.

Remaining Performance Obligations

As of June 30, 2020, the Company had $323.4 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $173.0 million are expected to be recognized during the year ending December 31, 2020, and $150.4 million during the year ending December 31, 2021.

Note 7. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Also, it includes the intangibles acquired during the acquisition of GM&P.

	June 30, 2020
	Gross	Acc. Amort.	Net
Trade Names	$980	$(653)	$327
Notice of Acceptances (NOAs), product designs and other intellectual property	8,851	(4,771)	4,080
Non-compete Agreement	165	(110)	55
Customer Relationships	4,140	(2,907)	1,233
Total	$14,136	$(8,441)	$5,695

	December 31, 2019
	Gross	Acc. Amort.	Net
Trade Names	$980	$(555)	$425
Notice of Acceptances (NOAs), product designs and other intellectual property	8,903	(4,323)	4,580
Non-compete Agreement	165	(94)	71
Contract Backlog	3,090	(3,090)	-
Customer Relationships	4,140	(2,513)	1,627
Total	$17,278	$(10,575)	$6,703

The weighted average amortization period is 5.4 years.

During the six months ended June 30, 2020 and 2019, the amortization expense amounted to $1,099and $1,485, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations. Amortization expense for the three months ended June 30, 2020 and 2019, the amortization expense amounted to $549 and $609, respectively

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2020 is as follows:

Year ending	(in thousands)
2020	$1,083
2021	2,083
2022	1,087
2023	773
2024	457
Thereafter	212
$5,695

Note 8. Debt

The Company’s debt is comprised of the following:

	June 30, 2020	December 31, 2019
Revolving lines of credit	$24,935	$17,455
Finance lease	372	493
Unsecured senior note	210,000	210,000
Other loans	14,641	15,578
Syndicated loan	15,003	19,999
Less: Deferred cost of financing	(2,399)	(3,714)
Total obligations under borrowing arrangements	262,552	259,811
Less: Current portion of long-term debt and other current borrowings	18,744	16,084
Long-term debt	$243,808	$243,727

As of June 30, 2020, and December 31, 2019, the Company had $261,874 and $259,574 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

The Company had $6,524 and $6,979 of property, plant and equipment pledged as collateral for various lines of credit as of June 30, 2020 and December 31, 2019, respectively.

The Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $372 and $493 as of June 30, 2020 and December 31, 2019, respectively. In line with this, the Company recorded right-of-use assets related to computing equipment for $212 and $378 as of June 30, 2020 and December 31, 2019, respectively. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 2 years. The right-of-use assets are depreciated and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

Additionally, as of June 30, 2020, the Company had a commitment for $12 under operating leases related to short term apartment leases, installation equipment and computing equipment which expire during the current year that have not been capitalized due to their short-term nature. Rental expense from these leases is recognized on our Condensed Consolidated Income Statement as incurred.

Maturities of long-term debt and other current borrowings are as follows as of June 30, 2020:

2021	$18,779
2022	216,489
2023	11,562
2024	13,207
2025	2,376
Thereafter	2,538
Total	$264,951

The Company’s loans have maturities ranging from a few weeks to 10 years. Our credit facilities bear interest at a weighted average of rate 7.07%.

Note 9. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended September 30, 2019, we entered into several foreign currency non-delivery forward and collar contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted Colombian Peso denominated costs and expenses.

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

As of June 30, 2020, the fair value of foreign currency collar contracts was in a net liability position of $1,379. We had 24 outstanding collar contracts to exchange 26 million U.S. Dollars to Colombian Pesos through February 2021. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 30, 2020.

We assess the effectiveness of our foreign currency collar contracts by comparing the change in the fair value of the collar contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our foreign currency collar contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of June 30, 2020, that we expect will be reclassified to earnings within the next eight months, is $1,379.

The fair value of our foreign currency hedges is classified in the accompanying consolidated balance sheets as of June 30, 2020, are as follows:

	Derivative Assets		Derivative Liabilities
	June 30, 2020		June 30, 2020
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery Collar Contracts	Other current assets	$-	Accrued liabilities	$(1,379)
Total derivative instruments	Total derivative assets	$-	Total derivative liabilities	$(1,379)

The fair value of our foreign currency hedges is classified in the accompanying consolidated balance sheets as of December 31, 2019, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2019		December 31, 2019
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery forward and collar contracts	Other current assets	$749	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$749	Total derivative liabilities	$-

The ending accumulated balance for the foreign currency collar contracts included in accumulated other comprehensive losses, net of tax, was $938 as of June 30, 2020, comprised of a derivative loss of $1,379 and an associated net tax benefit of $441.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and six months ended June 2020:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2020	2019		2020	2019

Non-delivery Collar Contracts	$(1,379)	$-	Operating Revenues	$1,330	$-

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Six Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2020	2019		2020	2019

Non-delivery Collar Contracts	$(6,607)	$-	Operating Revenues	$2,007	$-

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

As of June 30, 2020, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 8 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt, which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2020	December 31, 2019
Fair Value	239,890	259,814
Carrying Value	243,808	243,727

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

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Current income tax
United States	$(193)	$(903)	$(344)	$(1,415)
Colombia	(4.129)	(4,338)	(6,876)	(7,758)
	(4,322)	(5,241)	(7,220)	(9,173)
Deferred income Tax
United States	63	957	(256)	1,126
Colombia	(2,616)	307	6,734	(809)
	(2,553)	1,264	6,478	317
Total income provision	$(6,875)	$(3,977)	$(742)	$(8,856)

Effective tax rate	30%	(34,0)%	40%	(37)%

The weighted average statutory income tax rate for the three months ended June 30, 2020 and 2019 was 28.0% and 33%, respectively. The effective income tax rate for the six months ended June 30, 2020 of 40% reflects the impact of unrealized foreign currency transaction losses related to the remeasurement of long-term liabilities of our Colombian subsidiaries which are expected to be realized at a later year in which a lower income tax rate is expected to apply.

Note 11. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales to related parties	$352	$1,624	$1,544	$3,984

Fees paid to directors and officers	$957	$1,013	$2,179	$1,822
Payments to other related parties	$903	$907	$1,717	$1,833

	June 30, 2020	December 31, 2019
Current Assets:
Due from VS	$5,608	$4,203
Due from other related parties	3,149	3,854
	$8,777	$8,057

Long Term due from VS	1,089	1,786

Liabilities:
Due to related parties - current	$5,134	$4,415
Due to related parties – Non-current	$634	$622

The Company also has a note payable which matures in 2022 related to the acquisition GM&P for $8,500 due to the former owner who holds shares of the Company and a management position within the Company.

Ventana Solar S.A. (“VS”), a Panama Sociedad anónima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended June 30, 2020 and 2019 were $151 and $855, respectively.

The Company’s sales to VS for the six months ended June 30, 2020 and 2019 were $794 and $1,525, respectively.

Payments to other related parties during the three months ended June 30, 2020 and 2019 include the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Charitable contributions	$213	$178	$562	$605
Sales commissions	$288	$286	$547	$762

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 12. Shareholders’ Equity

Dividends

On June 23, 2020, the Company declared a regular quarterly dividend of $0.0275 per share, or $0.11 per share on an annualized basis, for the first quarter of 2020. The quarterly dividend will be paid in cash on July 31, 2020 to shareholders of record as of the close of business on July 8, 2020.

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

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per shares
Net Income (loss)	$16,054	$7,660	$(2,614)	$14,991

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,117,631	45,653,893	46,117,631	42,989,592
Effect of dilutive securities and stock dividend	-	490,124	-	490,124
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,117,631	46,144,017	46,117,631	43,479,716
Basic earnings (loss) per ordinary share	$0.35	$0.17	$(0.06)	$0.35
Diluted earnings (loss) per ordinary share	$0.35	$0.17	$(0.06)	$0.34

The effect of dilutive securities as of June 30, 2019 includes the effect of 551,423 shares potentially issued in relation to the underwriters’ option of the follow-on equity offering described above.

Note 13. Commitments and Contingencies

Commitments

As of June 30, 2020, the Company had an outstanding obligation to purchase an aggregate of at least $14,449 of certain raw materials from a specific supplier before May 2026.

On May 3, 2019, we consummated the joint venture agreement with Saint-Gobain whereby we acquired a 25.8% minority ownership interest in Vidrio Andino. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million to be paid through the contribution of land to be contributed on our behalf by a related party owned by members of our Chief Executive Officer once a complete assessment of the project timing is completed based on the overall market conditions as they relate to the ongoing COVID-19 pandemic. The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021 if needed (based on debt availability).

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

Overview

We are a vertically integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass fabricator in 2019 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Based on our analysis of third-party industry sources we had an estimated market share of over 49% of the Colombian market in 2019. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

The Company entered the pandemic with a strong financial position along with the flexibility required to support its global operations during this volatile period. As of June 30, 2020, we had had cash of $63.4 million plus an additional $73.4 million of availability under existing lines of credit, providing sufficient access to capital. In addition, we have implemented strict cost controls, reduced operating expenses and limited all non-critical capital expenditures beyond the completion of initiatives started in 2019. We anticipate that working capital will continue to be a net benefit to cash flow for the full year 2020.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating Revenues	$81,942	$113,883	$169,240	$221,051
Cost of sales	50,146	75,046	107,017	150,322
Gross profit	31,796	38,837	62,223	70,729
Operating expenses	(16,571)	(20,573)	(33,849)	(38,229)
Operating income	15,225	18,264	28,374	32,500
Non-operating income and expenses, net	7	353	(94)	628
Foreign currency transactions gains (losses)	13,309	(1,201)	(19,157)	2,085
Equity method income	(166)	(22)	94	(22)
Interest Expense and deferred cost of financing	(5,446)	(5,757)	(11,089)	(11,344)
Income tax provision	(6,875)	(3,977)	(742)	(8,856)
Net income(loss)	16,054	7,660	(2,614)	14,991
Loss (Income) attributable to non-controlling interest	143	(181)	45	(174)
Income (Loss) attributable to parent	$16,197	$7,479	$(2,569)	$14,817

Comparison of quarterly periods ended June 30, 2020 and 2019

Revenues

The Company’s operating revenues decreased $31.9 million or 28% from $113.9 million to $81.9 million for the quarter ended June 30, 2020 compared with the quarter ended June 30, 2019. The decrease in sales was impacted by 15 days less of work in early April as we shut down our manufacturing facility in Colombia during the initial stages of the COVID-19 nationwide shelter-in-place order. Though some mandatory shelter-in-place measures are still in place, our business has been deemed essential and we resumed operations in mid-April, since then, our invoicing increased sequentially month-to-month during the quarter. Additionally, some of our Latin American markets continue to present challenges to come back to full operations as job sites prepare to operate in a safely manner.

Sales in the U.S. markets decreased $20.2 million or 20.3% in the second quarter of 2020 to $79.1 million compared with $99.3 during the same period of 2019. US Single Family residential sales decreased $4.8 million, or 23%, from $20.6 million in 2019 to $15.8 million in 2020 mainly as a result of the aforementioned reduced operational activity related to COVID-19 shelter in place orders.

Sales in our Latin American markets, including Colombia, have been slow to return to activity after mandatory Coronavirus lockdowns in March and April. Despite construction having been deemed essential businesses, construction sites have been slow to prepare to operate under new safety standards. Sales to these regions decreased $11.8 million, or 80.8%, from $14.6 million in the second quarter of 2019 to $2.8 million in 2020.

Gross profit

Gross profit decreased $7.0 million, or 18.1% to $31.8 million during the three months ended June 30, 2020, compared with $38.8 million during the same period of 2019. Gross profit margins, however increased notoriously to 38.8% during the second quarter of 2020, from 34.1% during the second quarter of 2019.

The margin enhancement was the result of increased raw material efficiency derived from advantageous aluminum commodity prices, waste reduction benefit from our automation initiatives and better control efforts, a reduction in cost of installation work as manufacturing represented a higher portion of our revenue mix, and a reduction of labor costs driven by the automation of manufacturing processes paired with favorable foreign currency exchange rates. These margin improvements were partially offset by a negative effect of fixed cost being diluted over a lower revenue base.

Expenses

Operating expenses decreased $4.0 million, or 19.5%, from $20.6 million to $16.6 million for the quarters ended June 30, 2019 and 2020, respectively. The decrease was the result of $1.1 million decrease in shipping expense due to lower sales, as well as the result of our efforts to enhance our lean administrative structure and tight cost controls paired with favorable exchange rates as a significant portion of our general and administrative expenses are denominated in COP which experienced a significant depreciation during the period.

Non-operating income and expenses, net

During the three months ended June 30, 2020 and 2019, the Company recorded a non-operating expense of $0.8 million and non-operating income of $0.1 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the quarter ended June 30, 2020, the Company recorded a non-cash gain of $13.3 million associated with foreign currency transactions. Most of this impact is associated with the remeasurement of a net liability position of $129.0 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency while the Colombian peso appreciated 8% during the quarter. Comparatively, the Company recorded a net loss of $1.2 million during the three months ended June 30, 2019 while the Colombian peso depreciated 1% during the quarter.

Interest Expense

Interest expense and deferred cost of financing remained decreased to $5.4 million from $5.8 million during the quarters ended June 30, 2020 and 2019, respectively. This reflects a moderate improvement in our overall cost of financing as out total indebtedness has remained relatively stable between both periods.

Income Taxes

During the quarters ended June 30, 2020 and 2019, the Company recorded an income tax provision of $6.9 million and $4.0 million, respectively, reflecting an effective income tax rate of 30% and 34%, which approximate the weighted average statutory rates.

As a result of the foregoing, the Company recorded a net income for the three months ended June 30, 2020 of $16.1 million compared to net income of $7.4 million in the three months ended June 30, 2019.

Comparison of six-months periods ended June 30, 2020 and 2019

Revenues

The Company’s operating revenues decreased $51.8 million or 23.4% from $221.1 million to $169.2 million for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. The decrease in sales was impacted by three weeks less of work in March and April as we shut down our manufacturing facility in Colombia during the initial stages of the COVID-19 nationwide shelter-in-place order. Additionally, our Latin American markets have been impacted by a slow return to operations as job sites are getting prepared to operate on a safely manner given COVID-19 restrictions.

Sales in the U.S. markets decreased $33.4 million or 17.5% in the first half of 2020 to $157.9 million compared with $191.4 during the same period of 2019. US Single Family residential sales decreased $3.4 million, or 10%, from $32.8 million in 2019 to $29.5 million in 2020 mainly as a result of having three full weeks of less work related to the aforementioned mandatory shelter in place.

Sales in Latin American markets, including Colombia, have been slow to return to activity after mandatory Coronavirus lockdowns in March and April. Despite construction having been deemed essential businesses, construction sites have been slow to prepare to operate under new safety standards, sales to these regions decreased $18.4 million, or 62%, from $29.7 million in the first six months of 2019 to $11.3 million in 2020.

Gross profit

Gross profit decreased $8.5 million, or 12.0% to $62.2 million during the six months ended June 30, 2020, compared with $70.7 million during the same period of 2019. Gross profit margins, however increased notoriously to 36.8% during the first half of 2020, from 32.0% during the first half of 2019. The margin enhancement was the result of increased raw material efficiency derived from advantageous aluminum commodity prices, waste reduction benefit from our automation initiatives and better control efforts, a reduction in cost of installation work as manufacturing represented a higher portion of our revenue mix, and a reduction of labor costs driven by the automation of manufacturing processes paired with favorable foreign currency exchange rates. These margin improvements were partially offset by a negative effect of fixed cost being diluted over a lower revenue base.

Expenses

Operating expenses decreased $4.4 million, or 11.5%, from $38.2 million to $33.8million for the six months ended June 30, 2019 and 2020, respectively. The decrease has been the result of our efforts to enhance our lean administrative structure and tight cost controls paired with favorable exchange rates as a significant portion of our general and administrative expenses are denominated in Colombian Pesos.

Non-operating income and expenses, net

During the six months ended June 30, 2020 and 2019, the Company recorded net a non-operating expense of $0.1 million and non-operating income of $0.6 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the six months ended June 30, 2020, the Company recorded a non-cash loss of $19.2 million associated with foreign currency transactions. Most of this impact is associated with the remeasurement of a net liability position of $129.0 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency while the Colombian peso depreciated by 15% during the six-month period. Comparatively, the Company recorded a net gain of $2.1 million during the six months ended June 30, 2019 while the Colombian peso appreciated 14% during the quarter.

Interest Expense

Interest expense and deferred cost of financing decreased moderately to $11.1 million from $11.3 million during the six months ended June 30, 2020 and 2019, respectively. This reflects a moderate improvement in our overall cost of financing as out total indebtedness remained stable between both periods.

Income Taxes

During the six months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $0.7 million and $8.9 million, respectively. The effective rate of -40% is related to the large loss on foreign currency transactions during the period.

As a result of the foregoing, the Company recorded a net loss for the six months ended June 30, 2020 of $2.6 million compared to net income of $15.0 million in the six months ended June 30, 2019.

Liquidity

As of June 30, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $63.4 million and $47.9 million, respectively. As of June 30, 2020, the Company had $73.4 million of borrowings available under several committed and uncommitted facilities with relationship banks. The Company examines its capital/debt profile from time to time and evaluates overall market conditions to assess if it is opportunistic to repurchase debt or shares in the open market when conditions are favorable to the company and its stakeholders. The Company will base its decisions on factors such as pricing, liquidity projections, general economic and market conditions, and other considerations, as determined by management.

We are actively focusing on expanding banking relationships to further diversify our sources of funding and optimize our cost of capital given the restrictions that some entities may have in lending in an efficient matter as a result of the coronavirus pandemic. We anticipate that working capital will continue be a net benefit to cash flow for the full year 2020, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the six months ended June 30, 2020 and 2019, we made investments primarily in building and construction, and machinery and equipment in the amounts of $8.3 million, and $15.2 million, respectively.

In 2019, we carried out enhancements at our glass and aluminum facilities to increase production capacity and automate operations. The Company completed this aluminum capacity expansion in July 2019 and implemented its glass transformation process automation initiative in the first quarter of 2020.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million to be paid through the contribution of land to be contributed on our behalf by a related party owned by members of our Chief Executive Officer’s family once a complete assessment of the project timing is completed based on the overall market conditions as they relate to the ongoing COVID-19 pandemic. The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021 if needed (based on debt availability).

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2020	2019
Cash Flow provided by (used in) Operating Activities	$24,789	$7,253
Cash Flow (used in) Investing Activities	(7,198)	(47,946)
Cash Flow (used in) provided by Financing Activities	1,833	55,127
Effect of exchange rates on cash and cash equivalents	(3,862)	164
Cash Balance - Beginning of Period	47,862	33,040
Cash Balance - End of Period	$63,424	$47,639

During the six months ended June 30, 2020 and 2019, operating activities generated $24.8 million and $7.3 million, respectively. The positive cashflow from operations during the first half of 2020 has been related to a much higher profitability year over year, enhanced working capital efforts, easing working capital requirements to serve tapered sales during the period, and our efforts to preserve cash and solidify our liquidity position and preparedness as we continue to weather through the pandemic. The main source of cash was trade accounts receivables, which generated $13.8 million during the six months ended June 30, 2020, in contrast with a use of $22.1 million, and our main use of operating cashflow was trade accounts payables, which used $10.4 million, in contrast with $12.6 million generated during the prior year period.

For the period ended June 30, 2019 we have modified the way we present the impact of foreign currency transactions on our Statement of Cash Flows as there has been volatility and significant fluctuations in the exchange rates between the U.S. Dollar and the Colombian Peso, which is the functional currency of our subsidiaries that carry most of our operations. Previously, the impact of unrealized non-cash foreign currency transaction gains and losses resulting from the remeasurement of our monetary assets and liabilities denominated in any currency other than the functional currency have been included within the individual line item affected within cashflows from operating activities, investing activities or financing activities, as appropriate. As of June 30, 2020, unrealized foreign currency transaction gains and losses, which include currency translation differences on monetary items that form part of investing or financing activities, such as long-term loans, are presented as a reconciling item from net income to cashflow from operating activities. While during prior periods, unrealized currency translation differences on monetary items that form part of operating activities, such as trade accounts receivables and payables, were presented within each line item, we are now presenting them within the reconciliation of net income to cashflow from operations, so as to better present the economic reality of the cashflows during the period. As a result of this, we have revised the cash flows for the six months ended June 30, 2019 and are currently reporting a use of $7.3 million, compared with an originally reported use of $9.0 million.

We used $7.2 million and $47.9 million in investing activities during the six months ended June 30, 2020 and 2019, respectively. The main use of cash in investing activities during the six months ended June 30, 2020 was related to scheduled maintenance Capex and the completion of our previously announced expansion and automation initiatives that are now mostly completed. During 2019, the main use of cash in investing activities was a payment for the acquisition of 25.8% equity interest in Vidrio Andino Holding, a joint venture with Saint-Gobain described above under Capital Resources. Additionally, during the first half of 2019, the company paid $13.8 million to acquire property plant and equipment, which in combination with $1.4 million acquired under credit, amount to total Capital Expenditures of $15.2 million. During 2020, we used $7.4 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $8.3 million.

Financing activities generated $1.8 million, mainly from proceeds of debt as we have secured our strong liquidity position. During the six months ended June 30, 2019, financing activities generated $55.1 million as a result of an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million, in addition to proceeds from debt for $38.5 million, mostly related to a $30 million five-year term facility, proceeds which were mostly used to repay then existing short-term debt we had accumulated to fund working capital required to support sales growth over fiscal year 2018. Net of repayments, debt generated $20.8 million during the first half of 2019 while our decreasing our leverage metrics during the period.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2020, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2020

