Form 10-Q
period 2020-09-30
Tecnoglass Inc.
filed 2020-11-06
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

As of October 31, 2020, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$69,431	$47,862
Investments	1,684	2,304
Trade accounts receivable, net	87,794	110,558
Due from related parties	8,667	8,057
Inventories	73,763	82,714
Contract assets – current portion	28,416	42,014
Other current assets	12,171	29,340
Total current assets	$281,926	$322,849
Long-term assets:
Property, plant and equipment, net	$134,643	$154,609
Deferred income taxes	11,681	4,595
Contract assets – non-current	7,814	7,059
Due from related parties - long term	726	1,786
Long-term trade accounts receivable	1,101	-
Intangible assets	5,323	6,703
Goodwill	23,561	23,561
Long-term investments	46,385	45,596
Other long-term assets	2,914	2,910
Total long-term assets	234,148	246,819
Total assets	$516,074	$569,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$174	$16,084
Trade accounts payable and accrued expenses	46,605	61,878
Accrued interest expense	2,911	7,645
Due to related parties	4,056	4,415
Dividends payable	1,309	67
Contract liability – current portion	18,381	12,459
Due to equity partners	10,900	10,900
Other current liabilities	14,355	15,563
Total current liabilities	$98,691	$129,011
Long-term liabilities:
Deferred income taxes	$447	$411
Long-term payable associated to GM&P acquisition	-	8,500
Long-term liabilities from related parties	639	622
Contract liability – non-current	883	187
Long-term debt	246,206	243,727
Total long-term liabilities	248,175	253,447
Total liabilities	$346,866	$382,458
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,117,631 and 46,117,631 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	5
Legal Reserves	2,273	1,367
Additional paid-in capital	208,390	208,283
Retained earnings	17,181	16,213
Accumulated other comprehensive (loss)	(59,150)	(39,264)
Shareholders’ equity attributable to controlling interest	168,699	186,604
Shareholders’ equity attributable to non-controlling interest	509	606
Total shareholders’ equity	169,208	187,210
Total liabilities and shareholders’ equity	$516,074	$569,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues:
External customers	$102,980	$106,741	$270,676	$323,808
Related parties	329	1,729	1,873	5,713
Total operating revenues	103,309	108,470	272,549	329,521
Cost of sales	63,188	72,729	170,205	223,051
Gross profit	40,121	35,741	102,344	106,470
Operating expenses:
Selling expense	(10,534)	(11,334)	(29,163)	(32,115)
General and administrative expenses	(9,381)	(8,855)	(24,601)	(26,303)
Total operating expenses	(19,915)	(20,189)	(53,764)	(58,418)
Operating income	20,206	15,552	48,580	48,052
Non-operating income (expenses), net	(138)	450	(232)	1,078
Equity method (loss) income	695	295	789	273
Foreign currency transactions gains(losses)	(3,066)	(12,006)	(22,223)	(9,921)
Interest expense and deferred cost of financing	(6,147)	(5,876)	(17,236)	(17,220)
Income (Loss) before taxes	11,550	(1,585)	9,678	22,262
Income tax provision	(3,279)	266	(4,021)	(8,590)
Net income (loss)	$8,271	$(1,319)	$5,657	$13,672
Loss (Income) attributable to non-controlling interest	52	144	97	(30)
Income (Loss) attributable to parent	$8,323	$(1,175)	$5,754	$13,642
Comprehensive income:
Net income (loss)	$8,271	$(1,319)	$5,657	$13,672
Foreign currency translation adjustments	(4,024)	(8,486)	(18,945)	(8,768)
Change in fair value derivative contracts	506	(941)	(941)	(941)
Total comprehensive income (loss)	$4,753	$(10,746)	$(14,229)	$3,963
Comprehensive loss (income) attributable to non-controlling interest	52	144	97	(30)
Total comprehensive income (loss) attributable to parent	$4,805	$(10,602)	$(14,132)	$3,933
Basic income (loss) per share	$0.18	$(0.03)	$0.12	$0.31
Diluted income (loss) per share	$0.18	$(0.03)	$0.12	$0.31
Basic weighted average common shares outstanding	46,117,631	46,291,032	46,117,631	44,395,504
Diluted weighted average common shares outstanding	46,117,631	46,291,032	46,117,631	44,395,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$5,657	$13,672
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debts	1,035	1,046
Depreciation and amortization	15,421	17,189
Deferred income taxes	(7,612)	(5,140)
Equity method (loss) income	(789)	(273)
Deferred cost of financing	1,306	1,213
Other non-cash adjustments	158	41
Unrealized currency translation losses (gains)	24,197	13,812
Changes in operating assets and liabilities:
Trade accounts receivables	6,353	(29,779)
Inventories	(5,127)	3,939
Prepaid expenses	(686)	(3,013)
Other assets	12,455	(4,829)
Trade accounts payable and accrued expenses	(14,612)	3,576
Accrued interest expense	(4,678)	(4,362)
Taxes payable	(569)	3,645
Labor liabilities	5	626
Contract assets and liabilities	18,851	(5,099)
Related parties	(341)	2,965
CASH PROVIDED BY OPERATING ACTIVITIES	$51,024	$9,229
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	470	997
Joint Venture investment	-	(34,100)
Purchase of investments	(189)	(1,172)
Acquisition of property and equipment	(13,732)	(19,887)
CASH USED IN INVESTING ACTIVITIES	$(13,451)	$(54,162)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(2,533)	(3,714)
Proceeds from equity offering		36,478
Proceeds from debt	17,747	69,059
Repayments of debt	(30,453)	(47,168)
CASH PROVIDED BY FINANCING ACTIVITIES	$(15,239)	$54,655
Effect of exchange rate changes on cash and cash equivalents	$(765)	$(1,023)
NET INCREASE IN CASH	21,569	8,699
CASH - Beginning of period	47,862	33,040
CASH - End of period	$69,431	$41,739
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$18,650	$19,206
Income Tax	$8,318	$11,090
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$919	$1,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at Diciembre 31, 2019	46,117,631	5	208,283	1,367	16,213	(39,264)	186,604	606	187,210

Stock dividend	-	-	107	-	(1,344)	-	(1,237)	-	(1,237)

Financial instruments	-	-	-	-	-	(4,065)	(4,065)	-	(4,065)

Foreign currency translation	-	-	-	-	-	(19,288)	(19,288)	-	(19,288)

Net income	-	-	-	-	(18,766)	-	(18,766)	98	(18,668)

Balance at March 31, 2020	46,117,631	5	208,390	1,367	(3,897)	(62,617)	143,248	704	143,952

Stock dividend	-	-	-	-	(1,267)	-	(1,267)	-	(1,267)

Legal Reserve	-	-	-	906	(906)	-	-	-	-

Financial instruments	-	-	-	-	-	2,618	2,618	-	2,618

Foreign currency translation	-	-	-	-	-	4,367	4,367	-	4,367

Net income	-	-	-	-	16,197	-	16,197	(143)	16,054

Balance at June 30, 2020	46,117,631	5	208,390	2,273	10,127	(55,632)	165,163	561	165,724

Stock dividend	-	-	-	-	(1,269)	-	(1,269)	-	(1,269)

Financial instruments	-	-	-	-	-	506	506	-	506

Foreign currency translation	-	-	-	-	-	(4,024)	(4,024)	-	(4,024)

Net income	-	-	-	-	8,323	-	8,323	(52)	8,271

Balance at Sep 30, 2020	46,117,631	5	208,390	2,273	17,181	(59,150)	168,699	509	169,208

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non- Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2018	38,092,996	4	157,604	1,367	10,439	(37,058)	132,356	872	133,228

Issuance of common stock	5,000,000	-	33,050	-	-	-	33,050	-	33,050

Stock dividend	538,657	-	5,162	-	(6,109)	-	(947)	-	(947)

Foreign currency translation	-	-	-	-	-	1,770	1,770	-	1,770

Net income	-	-	-	-	7,338	-	7,338	(7)	7,331

Balance at March 31, 2019	43,631,653	4	195,816	1,367	11,668	(35,288)	173,567	865	174,432
Issuance of common stock	551,423	-	3,428	-	-	-	3,428	-	3,428

Stock dividend	675,366	-	4,416	-	(6,280)	-	(1,864)	-	(1,864)

Foreign currency translation	-	-	-	-	-	(2,052)	(2,052)	-	(2,052)

Net income	-	-	-	-	7,479	-	7,479	181	7,660

Balance at June 30, 2019	44,858,442	4	203,660	1,367	12,867	(37,340)	180,558	1,046	181,604

Stock dividend	661,030	1	4,590	-	(6,372)	-	(1,781)	-	(1,781)

Derivative financial instruments	-	-	-	-	-	(941)	(941)	-	(941)

Foreign currency translation	-	-	-	-	-	(8,486)	(8,486)	-	(8,486)

Net income	-	-	-	-	(1,175)	-	(1,175)	(144)	(1,319)

Balance at September 30, 2019	45,519,472	5	208,250	1,367	5,320	(46,767)	168,175	903	169,078

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

Impairment

We review goodwill and long-lived assets for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. The outbreak of COVID-19 and its associated economic impact, including a significant decrease in the market price of our ordinary shares, was considered a triggering event as of the first quarter of 2020, requiring us to reassess our goodwill and long-lived asset valuations, as well as assumptions of future income from underlying assets, and there was no new trigger in the second or third quarter of 2020.The extent of the impact of the pandemic depends on future developments which are highly uncertain. Accordingly, we will continue to evaluate in future periods whether these assumptions are reasonable and will update the forecasts and impairment analysis as appropriate.

Based on our analysis as of September 30, 2020 we concluded that no impairment needs to be recorded to our goodwill using the market approach as the market capitalization of our company, which has a single reporting unit, exceeds the book value of shareholders equity.

Based on our analysis as of September 30, 2020 we concluded that no impairment needs to be recorded to our long-lived assets as their carrying value are below their realizable values based on projected future cashflows estimated with assumptions deemed reasonable by management based on information currently available. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions.

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

Note 3. – Revised Presentation of Statement of Cash Flows

The Condensed Consolidated Statement of Cashflows for the nine months ended September 30, 2019 has been revised to correct errors in the classification of the impact of unrealized foreign currency transaction gains and losses resulting from the remeasurement of our monetary assets and liabilities denominated in any currency other than the functional currency. The Company assessed the materiality of the misstatement and concluded it was not material to any previously reported quarterly or annual period financial statements.

Unrealized foreign currency transaction gains and losses, which include currency translation differences on monetary items that form part of investing or financing activities, such as long-term loans, are presented as a reconciling item from net income to cashflow from operating activities in the Condensed Consolidated Statement of Cashflows as of September 30, 2020 and 2019 contained herein,. The effect of exchange rate changes on cash and cash equivalents denominated in currencies other than the reporting currency has been and continues to be presented in a separate line item as part of the reconciliation of the change in cash equivalents during the period.

The revisions to the Condensed Consolidated Statement of Cashflows as of September 30, 2019, which had no effect on the net change in cash and cash equivalents, are summarized in the following table:

	Nine months ended September 30, 2019
	As previously reported	Revision adjustment	As revised
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,548	$1,680	$9,228
CASH USED IN INVESTING ACTIVITIES	(54,301)	138	(54,163)
CASH PROVIDED BY FINANCING ACTIVITIES	56,476	(1,821)	54,655
Effect of exchange rate changes on cash and cash equivalents	$(1,024)	$2	$(1,021)
NET INCREASE (DECREASE) IN CASH	8,699	-	8,699
CASH - Beginning of period	33,040	-	33,040
CASH - End of period	$41,739	$-	$41,739

Note 4. – Long-term Investments

Saint-Gobain Joint Venture

On January 11, 2019, we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S (“Vidrio Andino”), a Colombia-based subsidiary of Compagnie de Saint-Gobain S.A. (“Saint-Gobain”). The purchase price for our interest in this entity was $45 million, of which $34.1 was paid in cash, and $10.9 million is to be paid with a piece of land near our existing facility in Barranquilla, which we acquired in October 2020 from a related party and which was previously owned by members of our Chief Executive Officer´s family. In connection with this transaction, we conducted a third party valuation to ensure the transaction was on arm´s length terms. On October 28, 2020 we paid for the land through the issuance of an aggregate of 1,557,142 ordinary shares of the Company, at $7.00 per shares, which represents an approximate 33% premium based on the last sale price on October 27, 2020. The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect will carry significant efficiencies for us once it becomes operative. Vidrio Andino’s float glass plant located in the outskirts of Bogota, Colombia, has been one of our main suppliers of raw glass. We believe this transaction will solidify our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

On May 3, 2019, we consummated the joint venture agreement acquiring a 25.8% minority ownership interest in Vidrio Andino with a cash payment of $34.1 million, and the land still to be contributed once a complete assessment of the project timing is completed based on the overall market conditions in relation to the ongoing COVID-19 pandemic. As of that date, the Company recorded the investment within Long-term assets on the Company’s Consolidated Balance Sheet for $45.0 million and a liability for $10.9 million within current liabilities on the Company’s Consolidated Balance Sheet to be settled with the contribution of the aforementioned piece of land. Since the date of the acquisition, we have recognized the proportionate share of Vidrio Andino’s net income using the equity method on the Consolidated Statement of Operations and Other Comprehensive Income as the Company is deemed to have significant influence, but does not have effective control of Vidrio Andino.

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

Note 5. - Inventories, net

	September 30, 2020	December 31, 2019
Raw materials	$42,125	$44,175
Work in process	18,131	24,262
Finished goods	5,245	5,203
Stores and spares	7,614	8,130
Packing material	717	981
	73,832	82,751
Less: Inventory allowance	(69)	(37)
	$73,763	$82,714

Note 6. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Fixed price contracts	$27,307	$37,352	$73,867	$126,249
Product sales	76,002	71,118	198,682	203,272
Total Revenues	$103,309	$108,470	$272,549	$329,521

The following table presents geographical information about revenues.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Colombia	$5,650	$13,037	$13,942	$38,190
United States	95,680	92,848	253,626	284,208
Panama	20	668	850	2,344
Other	1,959	1,917	4,131	4,779
Total Revenues	$103,309	$108,470	$272,549	$329,521

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

The table below presents the components of net contract assets (liabilities).

	September 30, 2020	December 31, 2019
Contract assets — current	$28,416	$42,014
Contract assets — non-current	7,814	7,059
Contract liabilities — current	(18,381)	(12,459)
Contract liabilities — non-current	(883)	(187)
Net contract assets	$16,966	$36,427

The components of contract assets are presented in the table below.

	September 30, 2020	December 31, 2019
Unbilled contract receivables, gross	$12,761	$20,729
Retainage	23,469	28,344
Total contract assets	36,230	49,073
Less: current portion	28,416	42,014
Contract Assets – non-current	$7,814	$7,059

The components of contract liabilities are presented in the table below.

	September 30, 2020	December 31, 2019
Billings in excess of costs	$4,421	2,077
Advances from customers on uncompleted contracts	14,843	10,569
Total contract liabilities	19,264	12,646
Less: current portion	18,381	12,459
Contract liabilities – non-current	$883	187

During the three and nine months ended September 30, 2020, the Company recognized $330 and 1,979 of sales related to its contract liabilities on January 1, 2020, respectively. During the three and nine months ended September 30, 2019, the Company recognized $1,903 and $6,381 of sales related to its contract liabilities on January 1, 2019, respectively.

Remaining Performance Obligations

As of September 30, 2020, the Company had $260.8 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $86.2 million are expected to be recognized during the year ending December 31, 2020, $156.6 million during the year ending December 31, 2021 and the remaining $19.4 million thereafter.

Note 7. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Also, it includes the intangibles acquired during the acquisition of GM&P.

	September 30, 2020
	Gross	Acc. Amort.	Net
Trade Names	$980	$(702)	$278
Notice of Acceptances (NOAs), product designs and other intellectual property	8,924	(4,974)	3,950
Non-compete Agreement	165	(118)	47
Customer Relationships	4,140	(3,092)	1,048
Total	$14,209	$(8,886)	$5,323

	December 31, 2019
	Gross	Acc. Amort.	Net
Trade Names	$980	$(555)	$425
Notice of Acceptances (NOAs), product designs and other intellectual property	8,903	(4,323)	4,580
Non-compete Agreement	165	(94)	71
Contract Backlog	3,090	(3,090)	-
Customer Relationships	4,140	(2,513)	1,627
Total	$17,278	$(10,575)	$6,703

The weighted average amortization period is 5.4 years.

During the nine months ended September 30, 2020 and 2019, the amortization expense amounted to $1,635 and $2,088, respectively, and was included within the general and administrative expenses in our Condensed Consolidated Statement of Operations. Amortization expense for the three months ended September 30, 2020 and 2019, the amortization expense amounted to $536 and $603, respectively

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2020 is as follows:

Year ending	(in thousands)
2020	$556
2021	2,108
2022	1,105
2023	794
2024	482
Thereafter	278
$5,323

Note 8. Debt

The Company’s debt is comprised of the following:

	September 30, 2020	December 31, 2019
Revolving lines of credit	$9,493	$17,455
Finance lease	383	493
Unsecured senior note	210,000	210,000
Other loans	13,405	15,578
Syndicated loan	14,999	19,999
Less: Deferred cost of financing	(1,900)	(3,714)
Total obligations under borrowing arrangements	246,380	259,811
Less: Current portion of long-term debt and other current borrowings	174	16,084
Long-term debt	$246,206	$243,727

As a subsequent event, on October 30, 2020, we entered into a new $300 million Senior Secured Credit Facility, consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility, with a maturity date of October 31, 2025. The Credit Facility has an accordion feature allowing the Company to increase the borrowing capacity to $325 million. We intend to use the net proceeds to repay all outstanding borrowings under our previous credit facilities. The Company’s existing $210 million unsecured senior notes, which bear interest at a rate of 8.2% and mature in 2022, are expected to be redeemed in full following a step down in redemption price at the end of January 2021. We plan to use the remaining proceeds and available cash for ongoing working capital needs and general corporate purposes. This new facility, with its improved pricing, should significantly reduce our cost of capital, including anticipated annual cash interest savings of approximately $11 million on current outstanding borrowings.

The Company’s consolidated balance sheets as of September 30, 2020 reflects the effect of this refinancing of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date, as per guidance of ASC 470, which states that a short-term obligation shall be excluded from current liabilities if the entity intends to refinance the obligation on a long-term basis and the intent to refinance the short-term obligation on a long-term basis is supported by a post-balance-sheet-date closing of this credit agreement.

As of September 30, 2020, and December 31, 2019, the Company had $245,943 and $259,574, respectively, of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

The Company had $6,430 and $6,979 of property, plant and equipment pledged as collateral for various lines of credit as of September 30, 2020 and December 31, 2019, respectively.

The Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $383 and $493 as of September 30, 2020 and December 31, 2019, respectively. In line with this, the Company recorded right-of-use assets related to computing equipment for $199 and $378 as of September 30, 2020 and December 31, 2019, respectively. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 2 years. The right-of-use assets’ depreciation and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

Additionally, as of September 30, 2020, the Company had a commitment for $11 under operating leases related to short term apartment leases, installation equipment and computing equipment which expire during the current year that have not been capitalized due to their short-term nature. Rental expense from these leases is recognized on our Condensed Consolidated Statement of Operations as incurred.

Maturities of long-term debt and other current borrowings, without the impact of repayments intended with proceed from the above described new $300 million Senior Secured Credit Facility, are as follows as of September 30, 2020:

2021	$3,276
2022	216,465
2023	14,176
2024	10,578
2025	2,389
Thereafter	1,396
Total	$248,280

The Company’s loans have maturities ranging from a few weeks to 10 years. Our credit facilities bear interest at a weighted average of rate 7.37%.

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

As of September 30, 2020, the fair value of foreign currency collar contracts was in a net liability position of $635. We had 14 outstanding collar contracts to exchange 14 million U.S. Dollars to Colombian Pesos through February 2021. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 30, 2020.

We assess the effectiveness of our foreign currency collar contracts by comparing the change in the fair value of the collar contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our foreign currency collar contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of September 30, 2020, that we expect will be reclassified to earnings within the next eight months, is $635.

The fair value of our foreign currency hedges is classified in the accompanying consolidated balance sheets as of September 30, 2020, are as follows:

	Derivative Assets		Derivative Liabilities
	September 30, 2020		September 30, 2020
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery Collar Contracts	Other current assets	$-	Accrued liabilities	$(635)
Total derivative instruments	Total derivative assets	$-	Total derivative liabilities	$(635)

The fair value of our foreign currency hedges is classified in the accompanying consolidated balance sheets as of December 31, 2019, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2019		December 31, 2019
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery forward and collar contracts	Other current assets	$749	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$749	Total derivative liabilities	$-

The ending accumulated balance for the foreign currency collar contracts included in accumulated other comprehensive losses, net of tax, was $435 as of September 30, 2020, comprised of a derivative loss of $635 and an associated net tax benefit of $203.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and nine months ended September 2020:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	September 30,	September 30,		September 30,	September 30,
	2020	2019		2020	2019

Non-delivery Collar Contracts	$(635)	$(1,390)	Operating Revenues	$(610)	$(28)

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Nine months Ended			Nine months Ended
	September 30,	September 30,		September 30,	September 30,
	2020	2019		2020	2019

Non-delivery Collar Contracts	$(7,242)	$(1,390)	Operating Revenues	$1,397	$(28)

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

As of September 30, 2020, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 8 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt, which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2020	December 31, 2019
Fair Value	256,631	259,814
Carrying Value	246,207	243,727

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

The components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Current income tax
United States	$(338)	$(146)	$(682)	$(1,561)
Colombia	(4,069)	(4,411)	(10,945)	(12,169)
	(4,407)	(4,557)	(11,627)	(13,730)
Deferred income Tax
United States	218	349	(38)	1,475
Colombia	910	4,474	7,644	3,665
	1,128	4,823	7,606	5,140
Total income tax (provision) benefit	$(3,279)	$266	$(4,021)	$(8,590)

Effective tax rate	28%	17%	42%	39%

The weighted average statutory income tax rate for the three months ended September 30, 2020 and 2019 was 28% and 17%, respectively. The effective income tax rates of 42% and 39% for the nine months ended September 30, 2020 and 2019, respectively, reflect the impact of unrealized foreign currency transaction losses related to the remeasurement of long-term liabilities of our Colombian subsidiaries which are expected to be realized at a later year in which a lower income tax rate is expected to apply. The Company’s effective income tax rate of 17% for the quarter ended September 30, 2019 differs from the weighted average statutory rate primarily as a result of a 17.3% decrease related to permanent differences, a 10.8% decrease related to non-deductible expense, partially offset by unrealized foreign currency transaction losses which contribute to an increase of 12.1% in the reconciliation of effective income tax rate to statutory rate.

Note 11. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales to related parties	$329	$1,729	$1,873	$5,713

Fees paid to directors and officers	$1,010	$836	$3,189	$2,658
Payments to other related parties	$1,114	$964	$2,831	$2,797

	September 30, 2020	December 31, 2019
Current Assets:
Due from VS	$6,717	$4,203
Due from other related parties	1,950	3,854
	$8,667	$8,057

Long Term due from VS	726	1,786

Liabilities:
Due to related parties - current	$4,056	$4,415
Due to related parties – Non-current	$639	$622

As of December 31, 2019, the Company also had a note payable which matured in 2022 related to the acquisition GM&P for $8,500 due to the former owner (“the Seller”), who holds shares of the Company and a management position within the Company. In August 2020, the outstanding balance of $9,605, including $1,105 accrued interest, was fully settled. Subsequently, the Company agreed to sell certain receivables of GM&P through a factoring agreement on a non-recourse basis to the Seller, receiving cash netted by a financial discount over the notional amount of the receivables sold.

Ventana Solar S.A. (“VS”), a Panama Sociedad anónima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended September 30, 2020 and 2019 were $16 and $631, respectively. The Company’s sales to VS for the nine months ended September 30, 2020 and 2019 were $810 and $1,119, respectively.

Payments to other related parties during the three and nine months ended September 30, 2020 and 2019 include the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Charitable contributions	$255	$354	$817	$959
Sales commissions	$364	$357	$911	$1,119

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 12. Shareholders’ Equity

Dividends

On September 14, 2020, the Company declared a regular quarterly dividend of $0.0275 per share, or $0.11 per share on an annualized basis, for the third quarter of 2020. The quarterly dividend will be paid in cash on October 20, 2020 to shareholders of record as of the close of business on September 30, 2020.

Follow-on Equity Offering

On March 25, 2019, the Company closed an underwritten follow-on public offering of 5,000,000 ordinary shares at a price to the public of $7.00 per share. As a result of this offering, the Company received net proceeds of $33,050 after deducting underwriting and other related fees, which were credited to share capital and additional paid in capital. Additionally, the Company granted the underwriters a 30-day option to purchase up to an additional 750,000 ordinary shares at the public offering price, less the underwriting discount, which option was exercised on April 3, 2019 with respect to 551,423 ordinary shares.

Proceeds from the offering were subsequently used to complete the joint venture transaction with Saint-Gobain discussed in “Note 4. Long-term Investments – Saint-Gobain Joint Venture.”

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per shares
Net Income (loss)	$8,271	$(1,319)	$5,657	$13,672

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,117,631	46,291,032	46,117,631	44,395,504
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,117,631	46,291,032	46,117,631	44,395,504
Basic earnings (loss) per ordinary share	$0.18	$(0.03)	$0.12	$0.31
Diluted earnings (loss) per ordinary share	$0.18	$(0.03)	$0.12	$0.31

Note 13. Commitments and Contingencies

Commitments

As of September 30, 2020, the Company had an outstanding obligation to purchase an aggregate of at least $12,215 of certain raw materials from a specific supplier before May 2026.

On May 3, 2019, we consummated the joint venture agreement with Saint-Gobain whereby we acquired a 25.8% minority ownership interest in Vidrio Andino. The purchase price for our interest in this entity was $45 million, of which $34.1 was paid in cash, and $10.9 million is to be paid with a piece of land near our existing facility in Barranquilla, which we acquired in October 2020 from a related party and which was previously owned by members of our Chief Executive Officer´s family with a third party valuation was conducted to ensure arm´s length terms. On October 28, 2020 the land was paid for through the issuance of an aggregate of 1,557,142 ordinary shares of the Company, at $7.00 per share, which represented an approximate 33% premium based on last sale price on October 27, 2020.The land will be contributed once a complete assessment of the project timing is completed based on the overall market conditions as they relate to the ongoing COVID-19 pandemic. The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid between 2020 and 2021 if needed (based on debt availability).

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

Note 14. Subsequent Events

On October 30, 2020, the Company entered into a new $300 million Senior Secured Credit Facility, consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility, with a maturity date on October 31, 2025. The Credit Facility has an accordion feature allowing the Company to increase the borrowing capacity to $325 million. Until March 31, 2021, the Credit Facility will bear interest at a rate of LIBOR, with a 0.75% floor, plus a spread of 3.00%. Thereafter, the applicable spread will have a range between 2.50% and 3.50%, based on the Company’s net leverage ratio.

The Company’s consolidated balance sheets as of September 30, 2020 reflects the effect of this refinance of the Company’s current portion of long term debt and other current borrowings into long term debt based on the Company’s intent as of that date, as per guidance of ASC 470, which states that a short-term obligation shall be excluded from current liabilities if the entity intends to refinance the obligation on a long-term basis and the intent to refinance the short-term obligation on a long-term basis is supported by a post-balance-sheet-date closing of this credit agreement.

On October 28, 2020 the Company acquired a lot of land from a related party owned by members of our Chief Executive Officer´s family to be contributed as payment for the Saint Gobain Joint Venture further discussed in Note 3. The land was paid for through the issuance of 1,557,142 ordinary shares of the Company, at $7.00 per share, which represented an approximate 33% premium based on the last sale price on October 27, 2020.

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

As of September 30, 2020, we had had cash of $69.4 million and sufficient access to credit, providing sufficient access to capital. On October 30, 2020, we entered into a new $300 million Senior Secured Credit Facility, consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility, with a maturity date in 2025. The Credit Facility has an accordion feature allowing the Company to increase the borrowing capacity to $325 million. We intend to use the net proceeds to repay all outstanding borrowings under its previous credit facilities. The Company’s existing $210 million unsecured senior notes, which bear interest at a rate of 8.2% and mature in 2022, are expected to be redeemed in full following a step down in redemption price at the end of January 2021. We plan to use the remaining proceeds and available cash for ongoing working capital needs and general corporate purposes. This new facility, with its improved pricing, should significantly reduce our cost of capital, including anticipated annual cash interest savings of approximately $11 million on current outstanding borrowings.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating Revenues	$103,309	$108,470	$272,549	$329,521
Cost of sales	63,188	72,729	170,205	223,051
Gross profit	40,121	35,741	102,344	106,470
Operating expenses	(19,915)	(20,189)	(53,764)	(58,418)
Operating income	20,206	15,552	48,580	48,052
Non-operating income and expenses, net	(138)	450	(232)	1,078
Foreign currency transactions losses	(3,066)	(12,006)	(22,223)	(9,921)
Equity method income	695	295	789	273
Interest Expense and deferred cost of financing	(6,147)	(5,876)	(17,236)	(17,220)
Income tax provision	(3,279)	266	(4,021)	(8,590)
Net income(loss)	8,271	(1,319)	5,657	13,672
Loss (Income) attributable to non-controlling interest	52	144	97	(30)
Income (Loss) attributable to parent	$8,323	$(1,175)	$5,754	$13,642

Comparison of quarterly periods ended September 30, 2020 and 2019

Revenues

The Company’s operating revenues decreased $5.2 million or 4.8% to $103.3 million from $108.5 million for the quarter ended September 30, 2020 compared with the quarter ended September 30, 2019. Since the outbreak of COVID-19 in early 2020, lockdowns and other preventive measures slowed down our business, especially in Latin America where sales decreased $8.0 million, or 51.1%, from $15.6 million to $7.6 million. In contrast, stronger activity in US markets turned positive growth year over year, with $95.7 million in sales during the quarter ended September 30, 2020, up $2.8 million, or 3.0%, from $92.8 million in the prior year quarter. U.S. Sales growth was driven by increase in Single Family Residential sales, which increased $0.8 million, or 4.0%, from $18.2 million to $19.0 million, as well as multi-family and commercial market sales.

Since the initial impact of COVID-19 in early 2020, our invoicing increased sequentially month-to-month through the third quarter of 2020. Sales for the quarter ended September 30, 2020 increased $21.4 million, or 26.1%, over $81.9 million in sales during the immediately preceding quarter ended June 30, 2020.

Gross profit

Gross profit increased $4.4 million, or 12.3%, to $40.1 million during the three months ended September 30, 2020, compared with $35.7 million during the same period of 2019 despite decreasing sales. This resulted in gross profit margin reaching 38.8% during the third quarter of 2020, up from 33.0% during the third quarter of 2019.

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

Expenses

Operating expenses decreased $0.3 million, or 1.4%, from $20.2 million to $19.9 million for the quarters ended September 30, 2019 and 2020, respectively. The decrease was the result of our efforts to enhance our lean administrative structure and tight cost controls paired with favorable exchange rates as a significant portion of our general and administrative expenses are denominated in Coombian Pesos which experienced a significant depreciation during the period.

Non-operating income and expenses, net

During the three months ended September 30, 2020 and 2019, the Company recorded a non-operating expense of $0.1 million and non-operating income of $0.5 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the quarter ended September 30, 2020, the Company recorded a non-cash loss of $3.1 million associated with foreign currency transactions. Most of this impact is associated with the remeasurement of a net liability position of $109.2 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency while the Colombian peso depreciated 3.2% during the quarter. Comparatively, the Company recorded a net loss of $12.0 million during the three months ended September 30, 2019.

Interest Expense

Interest expense and deferred cost of financing increased $0.3 million to $6.1 million during the quarter ended September 30, 2020 from $5.9 million during the quarters ended September 30, 2019.

Income Taxes

During the quarters ended September 30, 2020 and 2019, the Company recorded an income tax provision of $3.3 million and a net income tax benefit of $0.3 million, respectively, reflecting an effective income tax rate of 28% and 17%, respectively. The Company’s effective income tax rate of 17% for the quarter ended September 30, 2020 differs from the weighted average statutory rate of 32%, related to unrealized non-deductible expenses, which given the net loss, decrease effective tax rate and permanent differences, was partially offset by foreign currency transaction losses.

As a result of the foregoing, the Company recorded a net income for the three months ended September 30, 2020 of $8.3 million compared to net loss of $1.3 million in the three months ended September 30, 2019.

Comparison of nine-month periods ended September 30, 2020 and 2019

Revenues

The Company’s operating revenues decreased $57.0 million or 17.3% to $272.5 million from $329.5 million for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The decrease in sales was impacted by three weeks less of work in March and April as we shut down our manufacturing facility in Colombia during the initial stages of the COVID-19 nationwide shelter-in-place order. Additionally, our Latin American markets have been impacted by a slow return to operations as job sites are getting prepared to operate on a safely manner given COVID-19 restrictions.

Sales in the U.S. markets decreased $30.6 million or 10.8% in the first nine months of 2020 to $253.6 million compared with $284.2 during the same period of 2019. US Single Family residential sales decreased $2.5 million, or 5%, from $51.0 million in 2019 to $48.5 million in 2020 mainly as a result of having three full weeks of less work related to the aforementioned mandatory shelter in place.

Sales in Latin American markets, including Colombia, have been slow to return to activity after mandatory Coronavirus lockdowns in March and April. Despite construction having been deemed essential businesses, construction sites have been slow to prepare to operate under new safety standards, sales to these regions decreased $26.4 million, or 58.2%, from $45.3 million in the first nine months of 2019 to $18.9 million in 2020.

Gross profit

Gross profit decreased $4.1 million, or 3.9% to $102.3 million during the nine months ended September 30, 2020, compared with $106.5 million during the same period of 2019. Gross profit margins increased notoriously to 37.5% during the first nine months of 2020, from 32.3% during the first nine months of 2019. The margin enhancement was the result of increased raw material efficiency derived from advantageous aluminum commodity prices, waste reduction benefit from our automation initiatives and better control efforts, a reduction in cost of installation work as manufacturing represented a higher portion of our revenue mix, and a reduction of labor costs driven by the automation of manufacturing processes paired with favorable foreign currency exchange rates. These margin improvements were partially offset by a negative effect of fixed cost being diluted over a lower revenue base.

Expenses

Operating expenses decreased $4.7 million, or 8%, from $58.4 million to $53.8 million for the nine months ended September 30, 2019 and 2020, respectively. The decrease has been the result of our efforts to enhance our lean administrative structure and tight cost controls paired with favorable exchange rates as a significant portion of our general and administrative expenses are denominated in Colombian Pesos.

Non-operating income and expenses, net

During the nine months ended September 30, 2020 and 2019, the Company recorded net a non-operating expense of $0.2 million and non-operating income of $1.1 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the nine months ended September 30, 2020, the Company recorded a non-cash loss of $22.2 million associated with foreign currency transactions. Most of this impact is associated with the remeasurement of a net liability position of $109.2 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency while the Colombian peso depreciated by 18.4% during the nine-month period. Comparatively, the Company recorded a foreign currency transaction loss of $9.9 million during the nine months ended September 30, 2019.

Interest Expense

Interest expense and deferred cost of financing remained stable at $17.2 million during both nine-month periods ended September 30, 2020 and 2019.

Income Taxes

During the nine months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $4.0 million and $8.6 million, respectively. The effective rate of 42% is related to the large loss on foreign currency transactions during the period.

As a result of the foregoing, the Company recorded net income of $5.7 million and $13.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Liquidity

As of September 30, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $69.4 million and $47.9 million, respectively.

On October 28, 2020, we entered into a new $300 million Senior Secured Credit Facility, consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility, with a maturity date of October 31, 2025. The Credit Facility has an accordion feature allowing the Company to increase the borrowing capacity to $325 million. We intend to use the net proceeds to repay all outstanding borrowings under our previous credit facilities. The Company’s existing $210 million unsecured senior notes, which bear interest at a rate of 8.2% and mature in 2022, are expected to be redeemed in full following a step down in redemption price at the end of January 2021. We plan to use the remaining proceeds and available cash for ongoing working capital needs and general corporate purposes. This new facility, with its improved pricing, should significantly reduce our cost of capital, including anticipated annual cash interest savings of approximately $11 million on current outstanding borrowings.

We anticipate that working capital will continue be a net benefit to cash flow for the full year 2020, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the nine months ended September 30, 2020 and 2019, we made investments primarily in building and construction, and machinery and equipment in the amounts of $14.7 million, and $21.4 million, respectively.

In 2019, we carried out enhancements at our glass and aluminum facilities to increase production capacity and automate operations. The Company completed this aluminum capacity expansion in July 2019 and implemented its glass transformation process automation initiative in the first quarter of 2020.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million to be paid through the contribution of land once a complete assessment of the project timing is completed based on the overall market conditions as they relate to the ongoing COVID-19 pandemic. On October 28, 2020 the land was paid for through the issuance of an aggregate of 1,557,142 ordinary shares of the Company, at $7.00 per share, which represented an approximate 33% premium based on last sale price as of October 27, 2020.

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

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2020	2019
Cash Flow provided by Operating Activities	$51,024	$9,229
Cash Flow used in Investing Activities	(13,451)	(54,162)
Cash Flow (used in) provided by Financing Activities	(15,239)	54,655
Effect of exchange rates on cash and cash equivalents	(765)	(1,023)
Cash Balance - Beginning of Period	47,862	33,040
Cash Balance - End of Period	$69,431	$41,739

During the nine months ended September 30, 2020 and 2019, operating activities generated $51.0 million and $9.2 million, respectively. The positive cashflow from operations during 2020 has been related to a much higher profitability year over year, enhanced working capital efforts, easing working capital requirements to serve tapered sales during the period, and our efforts to preserve cash and solidify our liquidity position and preparedness as we continue to weather through the pandemic.

The main source of operating cash during the nine months ended September 30, 2020 were contract assets and liabilities which generated $20.5 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers on fixed price contracts. In contrast, Contract assets and liabilities used $5.0 million during the nine months ended September 30, 2019.

Trade accounts receivables generated $6.4 million and used $29.8 million during the nine months ended September 30, 2020, and 2019, respectively. The change in trend from a steep use in 2019 to a positive cashflow in 2020 generated is related to accelerated sales growth in the previous year in contrast with tapered sales during the current year. Additionally, the cashflow from Trade Accounts receivable does not reflect the impact of a $9.6 million reduction of trade accounts receivable that were sold to the previous owner of GM&P on a non-recourse basis to the Seller, receiving cash netted by a financial discount over the notional amount.. The largest use of cash in operating activities was trade accounts payable, which used $16.3 million during the nine months ended September 30, 2020, compared with $3.6 million generated during the nine months ended September 30, 2019.

For the period ended September 30, 2019 we have modified the way we present the impact of foreign currency transactions on our Statement of Cash Flows as there has been volatility and significant fluctuations in the exchange rates between the U.S. Dollar and the Colombian Peso, which is the functional currency of our subsidiaries that carry most of our operations. Previously, the impact of unrealized non-cash foreign currency transaction gains and losses resulting from the remeasurement of our monetary assets and liabilities denominated in any currency other than the functional currency have been included within the individual line item affected within cashflows from operating activities, investing activities or financing activities, as appropriate. As of September 30, 2020, unrealized foreign currency transaction gains and losses, which include currency translation differences on monetary items that form part of investing or financing activities, such as long-term loans, are presented as a reconciling item from net income to cashflow from operating activities. While during prior periods, unrealized currency translation differences on monetary items that form part of operating activities, such as trade accounts receivables and payables, were presented within each line item, we are now presenting them within the reconciliation of net income to cashflow from operations, so as to better present the economic reality of the cashflows during the period. As a result of this, we have revised the cash flows from operating activities for the nine months ended September 30, 2019 and are currently reporting cashflow of $9.2 million generated, compared with an originally reported cashflow of $7.5 million generated.

We used $13.4 million and $54.2 million in investing activities during the nine months ended September 30, 2020 and 2019, respectively. The main use of cash in investing activities during the nine months ended September 30, 2020 was related to scheduled maintenance Capex and the completion of our previously announced expansion and automation initiatives that are now mostly completed. During 2019, the main use of cash in investing activities was a payment for the acquisition of 25.8% equity interest in Vidrio Andino Holding, a joint venture with Saint-Gobain described above under Capital Resources. Additionally, during the first nine months of 2019, the company paid $19.9 million to acquire property plant and equipment, which in combination with $1.5 million acquired under credit, amount to total Capital Expenditures of $21.4 million. During 2020, we used $13.7 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $14.7 million.

Financing activities used $15.2 million, mainly due to repayments of debt. During the nine months ended September 30, 2019, financing activities generated $54.7 million as a result of an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million, in addition to net proceeds from debt minus repayments amounting to $21.9 million, mostly related to a $30 million five-year term facility, proceeds which were mostly used to repay then existing short-term debt we had accumulated to fund working capital required to support sales growth over fiscal year 2018.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2020, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2020

