Form 10-K
period 2020-12-31
Tecnoglass Inc.
filed 2021-03-08
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $103,732,612 based on its last reported sales price of $5.45 on the Nasdaq Capital Market.

As of February 26, 2021, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

TECNOGLASS INC.

FORM 10-K

FORWARD LOOKING STATEMENTS AND INTRODUCTION

All statements other than statements of historical fact included in this Annual Report on Form 10-K (this “Form 10-K”) including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in “Item 1A, Risk Factors” in this Form 10-K. Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Risk Factors Summary

Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Item 1A, Risk Factors” in this Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

As more fully set forth under “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

●	We operate in competitive markets, and our business could suffer if we are unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.
●	Failure to maintain the performance, reliability and quality standards required by our customers could have a materially negative impact on our financial condition and results of operation.
●	We rely on third-party suppliers for raw materials and third party transportation, each of which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our operations
●	Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance existing products and services through product development initiatives and technological advances; any failure to make such improvements could harm our future business and prospects.
●	The volatility of the cost of raw materials used to produce our products could materially adversely affect our results of operations in the future.
●	We may not realize the anticipated benefit through our joint venture with Saint-Gobain and the planned construction of a new plant as part of the joint venture may not be completed as planned.
●	The home building industry and the home repair and remodeling sector are regulated and any increased regulatory restrictions or changes in building codes could negatively affect our sales and results of operations.
●	Equipment failures, delays in deliveries and catastrophic loss at our manufacturing facility could lead to production curtailments or shutdowns that prevent us from producing our products.
●	Our reliance on a single facility subjects us to concentrated risks.
●	Customer concentration and related credit, commercial and legal risk may adversely impact our future earnings and cash flows.
●	Our business involves complex manufacturing processes that may cause personal injury or property damage, subjecting us to liabilities and possible losses other disruptions of our operations in the future, which may not be covered by insurance.
●	The nature of our business exposes each of our subsidiaries to product liability and warranty claims that, if adversely determined, could negatively affect our financial condition and results of operations and the confidence of customers in our products.
●	Our results of operations could be significantly affected by foreign currency fluctuations and currency regulations.
●	We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects in the future.
●	We have entered into significant transactions with affiliates or other related parties, which may result in conflicts of interest.
●	Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	Our operations are located in Colombia, which may make it more difficult for U.S. investors to understand and predict how changing market and economic conditions will affect our financial results. It also may be difficult or impossible to enforce judgments of courts of the United States and other jurisdictions against our Colombian subsidiaries or any of their directors, officers and controlling persons.
●	We are dependent on sales to customers outside Colombia and any failure to make these sales may adversely affect our operating results in the future.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business.
●	Anti-takeover provisions in our organizational documents and Cayman Islands law may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could depress the price of our ordinary shares and prevent attempts by our shareholders to replace or remove our current management.
●	We are a “controlled company,” controlled by Energy Holding Corp., whose interest in our business may be different from ours or yours.
●	We cannot assure you that we will continue to pay dividends on our ordinary shares, and our indebtedness, future investments or cashflow generation could limit our ability to continue to pay dividends on our ordinary shares.
●	If a United States person is treated as owning at least 10% of the value or voting power of our shares, such holder may be subject to adverse U.S. federal income tax consequences.
●	We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Unless the context otherwise requires:

●	references to the “Company”, “Tecnoglass”, the “group” and to “we”, “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;

●	references to “Tecnoglass Holding” are to Tecno Corporation;

●	references to “TG” are to Tecnoglass S.A.S;

●	references to “ES” are to C.I. Energía Solar S.A.S E.S. Windows;

●	references to “ESW” are to ES Windows LLC, our indirect wholly-owned subsidiary, based in Florida.

●	References to “VS” are to Ventana Solar S.A., a Panama-based company with which we have a strategic commercial relationship

●	references to “Tecno LLC” are to Tecnoglass LLC;

●	references to “Tecno RE” are to Tecno RE LLC; and

●	references to “ES Metals” are to ES Metals S.A.S.; and

●	references to “GM&P” are to Giovanni Monti and Partners Consulting and Glazing Contractors.

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

Overview

Tecnoglass is a leading vertically-integrated manufacturer, supplier and installer of architectural glass, windows, and associated aluminum products for the global commercial and residential construction industries. Tecnoglass was rated the second largest glass fabricator as well as the second largest metal company serving the United States in 2020 by Glass Magazine. Headquartered in Barranquilla, Colombia, the Company operates out of a 2.7 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific. Tecnoglass supplies over 1,000 customers in North, Central and South America, with the United States accounting for 91% of revenues. Tecnoglass’ tailored, high-end products are found on some of the world’s most distinctive properties, including the El Dorado Airport (Bogota), 50 United Nations Plaza (New York), Trump Plaza (Panama), Icon Bay (Miami), and Salesforce Tower (San Francisco).

On May 3, 2019, we consummated a joint venture agreement with Compagnie de Saint-Gobain S.A. (“Saint-Gobain”), a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S (“Vidirio Andino”), a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million was paid through the contribution of land on December 9, 2020. On October 28, 2020 we acquired said land from a related party and paid for it with the issuance of an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million if needed (based on debt availability).

On March 24, 2020, Colombia went into a mandatory lockdown as a result of the novel coronavirus outbreak. As a result, the Company temporarily suspended production at its facilities in Colombia through April 13, 2020 during the initial phase of the nationwide shelter-in-place order. While the shelter-in-place order was subsequently extended to May 25, 2020, the Company resumed full operations at its facilities on April 14, 2020 given its exempted designation as a supplier of critical products to essential business sectors such as infrastructure and construction. At the same time, most of our customers in the United States and Colombia were resuming their activities. During the period that production was suspended, vacation days were used to retain eligible employees and the Company used the time to implement broad safety measures before returning to normal operations. The Company entered the pandemic with a strong financial position along with the flexibility required to support its global operations during this volatile period. We have implemented strict cost controls, reduced operating expenses and limited all non-critical capital expenditures beyond the completion of initiatives started in 2019. During fiscal year 2020, working capital was a net benefit to cash flow.

On October 30, 2020, we entered into a new $300 million Senior Secured Credit Facility, consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility, with a maturity date of October 31, 2025. BBVA USA is the joint lead arranger, sole bookrunner, administrative agent and a lender under the Senior Secured Credit Facility, and Banco de Sabadell, S.A., Miami Branch, Citizens Bank, N.A., and ING Bank N.V. – Dublin Branch are joint lead arrangers and lenders. The term loans may be Eurodollar loans or base rate loans and are repayable in consecutive quarterly installments of 1.25% of the outstanding term loans through September 30, 2023 and 1.875% of the outstanding term loans thereafter through maturity. The revolving loans may be Eurodollar loans or base rate loans. Eurodollar loans bear interest at a rate per annum equal to (i) an amount based on the LIBOR rate, with a floor of 0.75%, plus (ii) an initial margin rate of 3.0%, with subsequent margin rates between 2.5% and 3.5%, depending on the ratio of the Company’s consolidated total debt less up to $10 million of qualifying cash to the Company’s consolidated adjusted EBITDA for the four quarters ending on or prior to such date (“Consolidated Net Leverage Ratio”). Base rate loans bear interest at a rate per annum equal to (x) the higher of the federal funds rate plus 0.50%, the Administrative Agent’s prime rate, and the Eurodollar rate for a one month interest period plus 1%, plus (y) an initial margin rate of 2.0%, with subsequent margin rates between 1.5% and 2.5%, depending on the Consolidated Net Leverage Ratio.

The term loans and revolving loans are secured by substantially all of the Company’s tangible and intangible property, including contracts and contract rights, accounts receivable, and intellectual property, and the pledge of the issued and outstanding shares of stock or other equity interests of certain of the Company’s direct and indirect subsidiaries, pursuant to a Security Agreement, between the Company and BBVA USA.

The Senior Secured Credit Facility has an accordion feature allowing the Company to increase the borrowing capacity to $325 million. In December 2020, we used $23.1 million proceeds of this facility to repay all outstanding borrowings under our previous credit facilities except the Company’s existing $210 million unsecured senior notes, which bear interest at a rate of 8.2% and mature in 2022, which we subsequently redeemed in full at the end of January 2021 following a step down in redemption price, with $220 million additional proceeds from this credit facility.

Our Business

General

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass fabricator as well as the second largest metal company serving the United States in 2020 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

The continued diversification of the group’s presence and product portfolio is a core component of our strategy. In particular, we are actively seeking to expand our presence in United States outside of Florida. Since 2017, we have been expanding our presence in U.S. residential markets which went from around 5% of our sales nearly 20% of our revenues for the full year 2020. We believe that the quality of our products, coupled with our ability to price competitively given our structural advantages on cost, will allow us to generate further growth in the future.

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

Vertical Integration

We believe we are unique within the industry in vertically integrating the purchasing of raw materials and the manufacturing, distribution and installation of our products. By vertically integrating each of these functions, we are able to eliminate inefficiencies throughout the supply chain and generate strong margins. These efficiencies are only enhanced as our business grows and we benefit from operating leverage and economies of scale. In particular, our joint venture with Saint-Gobain has solidified our vertical integration strategy by providing us with an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs.

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

We believe our investments in technology within recent years have positioned us well for continued growth, improved profitability and enhanced cash generation in the years ahead. Recent examples of our high return investments within the last two years include:

●	Completing the automation of two centralized aluminum warehouses for storing, sorting and delivering aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials,

●	The automation of two complete glass transformation lines with an automated glass sorting and processing system, which increased the capacity of two of our ten production lines by over 160% (or 10% of our total production capacity) while reducing employee headcount, process lead time and breakage which entered into operation toward the end of 2019; and

●	A complete aluminum transformation line, which includes an additional furnace, extrusion press and a vertical paint line, which expanded our aluminum production capacity in tons by roughly 29% and which entered into operation in mid-2019.

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

Loyal and Highly Motivated Employees

Capitalizing on our various competitive advantages also requires a skilled and dedicated workforce. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held every week. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with our rate of one accident per 37 workers per year, being substantially lower than the average of one accident per 12 workers per year for manufacturing companies in Colombia.

We value our employees and invest in them and in our local communities. For several decades, our Tecnoglass ES Windows Foundation has committed resources to create projects aimed to assist and contribute to the development of the region. Through the foundation´s scholarship program, over 212 students were benefited in 2020, with grants to access higher education in different universities of Colombia. Our foundation provides funding for different local schools and institutions, looking to improve social transformation and community development. Additionally, the foundation collaborates with multiples institutions to encourage sports and healthy habits in the younger generations. During a challenging 2020, the foundation went much further and delivered 38.000 food aids and 2.210 tons of food to local communities, helping both families and farmers, working hand in hand with the Archdiocesan Food Bank Foundation. Also, Covid-19 prevention and awareness campaigns were executed with the distribution of 200.000 facemasks, by 30 volunteers, to families with no resources; this was accompanied by educational material, to help mitigate the number of people infected by this virus.

This and other initiatives have allowed us to maintain a strong relationship with the communities and our employees. We continuously strive to make a difference for our people, contributing to building a better future for the region and our country.

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

Sales in Florida comprised 72% of United States revenue in the year ended December 31, 2020. In recent years, we have begun to successfully grow our geographic presence in the United States outside of Florida, particularly into markets along the east coast, and as a result, 25% of our U.S. backlog is for projects outside of Florida. Coastal markets are particularly attractive to us, as they can be directly accessed by ship, resulting in transportation costs from our manufacturing facilities that are similar to our transportation costs to Florida. These regions are also affected by hurricanes, significant temperature fluctuations and other extreme forms of weather that foster demand for our products. We are actively expanding our sales presence in these costal markets and have already successfully completed several projects in large U.S. markets such as New York, Boston, Washington D.C. and Baltimore as well as cities along the U.S. Gulf Coast, such as Houston.

We intend to continue growing the business organically outside of Florida. As we explore growth opportunities in new U.S. markets, we intend to leverage the strong reputation we have developed with national commercial construction contractors, architects and designers for providing high quality products at the most competitive prices.

Penetrate the U.S. Residential Market

In April 2017 we launched “ES Windows: Elite Collection” and “ES Windows: Prestige Collection” to target the U.S. residential new and replacement sectors. We have received a great interest for the new products to date and positive reactions from our customers. Nowadays, residential sales represent a considerable portion of our total revenues and we believe we will continue growing into this end market in the U.S through share gains, new products and a solid execution. This year we had a significant demand in the U.S. residential market, representing 21% of our total sales for the year ended December 31, 2020, compared to 3% as of 2017. The U.S. private residential construction market exceeded $690 billion in spending during the twelve months ended December 31, 2020 according to the United States Census Bureau. Residential housing starts in the US increased by 5.8% during 2020, according to the US Census Bureau. We believe that our core strengths that have facilitated our success to date, namely the quality of our products and the structural cost advantages that allows us to price our products competitively, will similarly contribute to our ongoing success and continued penetration into the U.S residential end market.

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

The Company is carrying out enhancements at its glass and aluminum facilities to increase production capacity and automate operations. The Company anticipates that these high return investments speed up production processes. The Company improved efficiency in its glass production during 2020 by automating certain processes to increase capacity, while reducing material waste and overall lead times, which entered operations in late 2019. Additionally, in 2020 we completed the automation of two centralized aluminum warehouses for storing, sorting and delivering aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials and we expect will have a positive impact to our working capital through more effective inventory management. The Company expects to continue funding these capital investments mainly with cash on hand.

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

Working Capital Requirements

During the year ended December 31, 2020, we generated $71.4 million cash from operating activities. The positive cashflow from operations during 2020 is related to record high operating profit margins, enhanced working capital efforts, easing working capital requirements to serve tapered sales during the period, and our efforts to preserve cash and solidify our liquidity position and preparedness as we continue to weather through the pandemic.

Customers

Our customers include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. We have over 1,000 customers. Of our 100 most representative customers, which represent over 87% of our sales, about 96% are located in North America and 4% in South America. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2020 and 2019.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2020 four suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represented 47% of raw material purchases, including Vidrio Andino SAS, from which we purchased 13% of our raw material purchases, and with whom we created a joint venture in May 2019. During the year ended December 31, 2019 three suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represented 37% of raw material purchases, including Vidrio Andino, from whom we purchased 10%.

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

The cost associated with product warranties was $681 and $2,453 during the years ended December 31, 2020 and 2019, respectively.

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

Government Regulations

We are subject to extensive and varied federal, state and local government regulation in the jurisdictions in which we operate, including laws and regulations relating to zoning and density, building design and safety, hurricane and floods, construction, and similar matters. In particular, the market for our impact-resistant windows and doors depends in large part on our ability to satisfy state and local building codes that require protection from wind-borne debris. Additionally, certain of the jurisdictions in which we operate require that installation of doors and windows be approved by competent authorities that grant distribution licenses. We have invested significantly in our quality assurance department in order to maintain rigorous oversight over the production process to ensure the consistent production of high quality products. We have been certified in compliance with rigorous safety standards, as described in more detail in the section titled “—Certifications.” We are also subject to laws and regulations relating to our relationships with our employees, public health and safety and fire codes. Although our business and facilities are subject to federal, state and local environmental regulation, environmental regulation does not have a material impact on our operations.

Human Capital

As of December 31, 2020, we had a total of 5,583 employees, none of whom is represented by a union. As of December 31, 2019 we had a total of 5,543 employees. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held on a weekly basis. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with our rate of one accident per 37 workers per year, being substantially lower than the average of one accident per 12 workers per year for manufacturing companies in Colombia. We have remained union-free since ES’s incorporation in 1984. The Company considers itself an equal opportunity employer and has constantly sought to seek the best talent irrespective of gender or ethnicity. While the jobs associated to the core operations are predominantly filled by males, the company´s sales and administrative staff is comprised of approximately 40% females and 60% males. From an ethnicity perspective, our labor force is diverse but predominantly Latino based on our location.

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

You should carefully consider the risks and uncertainties described below, together with the financial and other information contained in this Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the following risks, such other risks or the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” actually occur, our business, financial condition, operating results, cash flow and prospects could be materially adversely affected. This could cause the trading price of our ordinary shares to decline.

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

Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. It is possible in the future that our competitors or other suppliers may create products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. We have a fixed set of maximum price rates, and from those prices we negotiate with the supplier of the material depending on the project. We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2020, four suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represent 47% of raw material purchases, including Vidrio Andino SAS, from which we purchased 13% of our raw materials, and with whom we consummated joint venture agreement in May 2019. Failures of third-party suppliers to provide raw materials to us in the future could have an adverse impact on our operating results or our ability to manufacture our products.

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

We entered into a joint venture agreement with Saint-Gobain and on May 3, 2019, we acquired an approximately 25.8% minority interest in Vidrio Andino’s float glass plant in the outskirts of Bogota, Colombia. We believe this transaction will solidifies our vertical integration strategy by acquiring the first stage of our production chain while securing ample glass supply for our expected production needs. Although our glass supply has run smoothly through 2020, we may be unable to realize the planned synergies and fail to integrate some aspects of the facility’s production capacity into our manufacturing process, which may have a negative impact on our financial condition. Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility in which we will also have a 25.8% interest. The new plant will be funded with the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company.

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

Acquisitions may require integration of acquired companies’ sales and marketing, distribution, purchasing, finance and administrative organizations, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business, and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

●	We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, asbestos liabilities, environmental liabilities, pension liabilities and liabilities for employment practices and they could be significant.

●	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

●	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

●	We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We may not be able to realize the expected return on our growth and efficiency capital expenditure plan.

In recent years we have made significant capital expenditures which include:

●	Completing the automation of two centralized aluminum warehouses for storing, sorting and delivering aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials,

●	The automation of two complete glass transformation lines with an automated glass sorting and processing system, which increased the capacity of two of our ten production lines by over 160% (or 10% of our total production capacity) while reducing employee headcount, process lead time and breakage which entered into operation toward the end of 2019; and

●	A complete aluminum transformation line, which include an additional furnace, extrusion press and a vertical paint line, which expanded our aluminum production capacity in tons by roughly 29% and which entered into operation in mid-2019.

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

Our ten largest third-party customers worldwide collectively accounted for 36% of our total sales revenue for the year ended December 31, 2020, though no single customer accounted for more than 10% of annual revenues. We also do not have any long-term requirements contracts pursuant to which we would be required to fulfill customers on an as-needed basis.

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

Any disruption to our facilities resulting from weather-related events, fire, an act of terrorism or any other cause could damage a significant portion of our inventory, affect our distribution of products and materially impair our ability to distribute products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to customers during the time that it takes for us to reopen or replace a damaged facility. In addition, if there are disruptions to our customer and supplier base or to our employees caused by weather-related events, acts of terrorism, pandemics, or any other cause, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, increased absentee rates and scheduling issues. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase costs.

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

We are subject to risks relating to fluctuations in currency exchange rates that may affect our sales, cost of sales, operating margins and cash flows. During the year ended December 31, 2020, approximately 6.4% of our revenues and 40% of our expenses were in Colombian pesos. The remainder of our expenses and revenues were denominated, priced and realized in U.S. dollars. In the future, and especially as we further expand our sales in other markets, our customers may increasingly make payments in non-U.S. currencies. In addition, currency devaluation can result in a loss to us if we hold monetary assets in that currency. Hedging foreign currencies can be difficult and costly, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

Energy Holding Corporation exercises significant influence over us as a result of its majority shareholder position and voting rights. As of December 31, 2020, Energy Holding Corporation beneficially owned approximately 54.8% of our outstanding ordinary shares. Energy Holding Corporation, in turn, is controlled by members of the Daes family, who together own 100% of the shares of Energy Holding Corporation. See “Principal Securityholders.” Accordingly, our controlling shareholders would have considerable influence regarding the outcome of any transaction that requires shareholder approval. In addition, if we are unable to obtain requisite approvals from Energy Holding Corporation, we may be prevented from executing critical elements of our business strategy.

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

As of December 31, 2020, we and our subsidiaries on a consolidated basis had $224.3 million principal amount of USD denominated debt outstanding. Our indebtedness could have negative consequences to our financial health. For example, it could:

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

As of the date of this annual report, Colombia’s long-term foreign currency sovereign credit ratings were affirmed “Baa2” by Moody’s, “BBB-” by S&P and “BBB” by Fitch, three of the main rating agencies worldwide. The stable outlook reflects their expectation that Colombia’s established political institutions and track record of consensus on key economic policies will contribute to economic stability and continuity over the coming two to three years. Colombia’s real GDP decreased approximately 7% in 2020 because of the COVID-19 pandemic, and a strong comeback could be limited by impact of new waves of COVID-19.

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

Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. Prior to the COVID-19 state of economic emergency, the fiscal rules imposed on the Colombian government the need to reduce the fiscal deficit from 2.3% of GDP in 2020 to 2.3% of GDP in 2021, respectively, and have thereby prevented the Colombian government from taking counter-cyclical measures to stimulate the economy. This rule was suspended during 2020 and 2021 to cope with the economic impact of the COVID-19 pandemic. As a result, the Colombian Government faces serious budgetary constraints and pressure from rating agencies that could lead to future tax reforms, with potential adverse consequences on our financial results.

In recent years, the Colombian currency had shown some short-term volatility vis-à-vis the U.S. dollar, despite only depreciating by less than by 5% in 2020 and 1% in 2019. Any international conflicts or related events have the potential to create an exchange mismatch, given the vulnerability and dependence of the Colombian economy on external financing and its vulnerability to any disruption in its external capital flows and its trade balance.

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

In the year ended December 31, 2020, 93.8% of our sales were to customers outside Colombia, including to the United States and Panama, and we expect sales into the United States and other foreign markets to continue to represent a significant portion of our net sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. An increase in tariffs on products shipped to countries like the United States, or changes in the relative values of currencies occur from time to time and could affect our operating results. This risk and the other risks inherent in foreign sales and operations could adversely affect our operating results in the future.

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

Our operations are located in Colombia and may be, to varying degrees, affected by economic and market conditions in other countries. Trade barriers being erected by major economies may limit our ability to sell products in other markets and execute our growth strategies. Economic conditions in Colombia are correlated with economic conditions in the United States. As a result, any downturn in economic activity, could have a negative impact on our business in the United States, which at the year ended December 31, 2020, accounted for 91% of our net operating revenues.

In 2018, the United States levied a steel and aluminum tariff under which certain aluminum products we manufacture in Colombia are subject to a 10% tariff. Most of our imports to the United States of assembled architectural systems are not subject to the tariff, however our extruded aluminum products are subject to this tariff. The tariff resulted in an expense of $2.0 million as of the end of the latest reportable period at December 31, 2020. For the time being, the burden of this tax is being passed on to our clients through increased sales prices.

Additionally, the Trump administration indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Although presumable less likely, is uncertain whether the new Biden administration might take action on these issues. If the U.S. government takes action to materially modify the United States-Colombia Free Trade Agreement, or USCOFTA, it has the potential to adversely impact our business by increasing the costs of selling our product into the U.S. market. As such, if the United States withdraws from or negotiates material modifications to the terms of USCOFTA, such actions could materially adversely affect our sales, financial results and cash flows.

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

Diplomatic relations with Venezuela, and neighboring countries, have from time to time been tense and affected by events surrounding the Colombian armed forces, particularly on Colombia’s borders with Venezuela. Political tensions in Venezuela rose in January 2019 as a number of countries, including Colombia, did not recognize the legitimacy of Nicolás Maduro as Venezuelan head of state. Moreover, in November 2012, the International Court of Justice placed a sizeable area of the Caribbean Sea within Nicaragua’s exclusive economic zone. Until then, Colombia had deemed this area as part of its own exclusive economic zone. Any future deterioration in relations with Venezuela and Nicaragua may result in the closing of borders, risk of financial condition.

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

On December 28, 2018, a tax reform was implemented by means of Law 1943 intended to strengthen the mechanisms to prevent tax evasion, reduce corporate taxes, and encourage investment and economic growth and introduced other substantial changes to the then-existing tax legal framework. As a result, the corporate income tax rate decreased to 33% for fiscal year 2019, 32% for fiscal year 2020, 31% for fiscal year 2021 and 30% for fiscal year 2022. Law 1943 also includes increased withholding tax rates resulting from payments made to foreign entities to a general rate of 20% (from the current 15%), however this general rate does not apply to foreign indebtedness exceeding one year, in which case the applicable income tax withholding remains at 15%. In October 2019, the Colombian Constitutional Court revoked the 2018 tax reform law based on certain procedural flaws during its enactment. Later, on December 27, 2019, a tax reform was enacted by means of Law 2010 which was based on the 2018 Law 1943. In response to the COVID-19 pandemic, Colombian government has increased spending, in addition to reduced revenues for 2020 and as a result, the government faces serious budgetary constraints and pressure from rating agencies that could lead to future tax reforms, with potential adverse consequences on our financial results.

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

Risks Related to the COVID-19 global pandemic

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

Most of Tecnoglass’ U.S. and Latin American customers remain operational with many construction projects typically considered by jurisdictions to be essential business activities. However, given the unprecedented nature of the COVID-19 pandemic, demand in all served markets slowed down in March 2020 and is now impacting all aspects of business in every U.S. State and Latin American country.

As of December 31, 2020, Tecnoglass had ample liquidity, including a healthy cash balance from cashflow generated from operating activities during the fiscal year 2020 and available lines of credit, ensuring sufficient access to capital. If necessary, the Company may significantly reduce its variable costs if production has to be scaled down as a result of market conditions, and has implemented budget cuts and stricter controls on working capital to preserve cash.

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

During 2020, we transitioned for the first time a significant subset of our employee population to a remote work environment, in accordance with national government efforts to mitigate the spread of COVID-19. This transition allowed us to adequately maintain operations in our financial information systems and meant no significant changes to our internal control over financial reporting and disclosure control and procedures, enabled by our continuity plan adequate implementation which did not present any material incidents, challenges, expenditures or constraints. However, this transition may introduce and exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal data or proprietary or confidential information about us, our members or related third parties.

As of the date of publication of this annual report, we have transitioned a significant subset of our employee population back to physical presence at the workplace, in compliance with Colombian government recommendations for prevention and control of COVID-19. This transition allowed us to adequately maintain operations in our financial information systems and meant no significant changes to our internal controls over financial reporting, enabled by our continuity plan adequate implementation which did not present any material incidents, challenges, expenditures or constraints. This transition brings back a known work environment, mitigating certain risks including the demand for information technology resources, risk of phishing and other cybersecurity attacks, and risks of unauthorized dissemination of personal data or proprietary or confidential information about us, our members or related third parties.

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

Market Information

Our ordinary shares are listed on Nasdaq under the symbol “TGLS”. From January 2016 until November 2020, the Company’s shares traded on the Bolsa de Valores de Colombia (“BVC”), the principal stock exchange of Colombia, under the symbol TGLSC.

Holders

As of December 31, 2020, there were 330 holders of record of our ordinary shares. We believe our ordinary shares are held by more than 3,000 beneficial owners.

Dividends

On December 8, 2020, the Company declared a regular quarterly dividend of $0.0275 per share, or $0.11 per share on an annualized basis, for the fourth quarter of 2020. The quarterly dividend was paid in cash on January 29, 2021 to shareholders of record as of the close of business on December 31, 2020.

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

Purchases of Equity Securities by Issuer and Affiliates

In connection with our Saint-Gobain joint venture, on October 28, 2020 we paid $10.9 million for a lot of land through the issuance of an aggregate of 1,557,142 ordinary shares of the Company to affiliates of the CEO and COO’s family, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price on October 27, 2020. The land was later contributed in December as payment for our 25.8% interest in Vidrio Andino.

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

Overview

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass fabricator as well as the second largest metal company serving the United States in 2020 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

On March 24, 2020, Colombia went into a mandatory lockdown as a result of the novel coronavirus outbreak. As a result, the Company temporarily suspended production at its facilities in Colombia through April 13, 2020 during the initial phase of the nationwide shelter-in-place order. While the shelter-in-place order was subsequently extended to May 25, 2020, the Company resumed full operations at its facilities on April 14, 2020 given its exempted designation as a supplier of critical products to essential business sectors such as infrastructure and construction During the period that production was suspended, vacation days were used to retain eligible employees and the Company used the time to implement broad safety measures before returning to normal operations. The Company entered the pandemic with a strong financial position along with the flexibility required to support its global operations during this volatile period. We have implemented strict cost controls, reduced operating expenses and limited all non-critical capital expenditures beyond the completion of initiatives started in 2019.

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

We sell to over 1,000 customers using several sales teams based out of Colombia and the United States to specifically target regional markets in South, Central and North America. The United States accounted for 91%, and 85% of our combined revenues in 2020 and 2019, respectively, while Colombia accounted for approximately 6% and 12%, and Panama accounted for approximately 0.3% and 1% in those years, respectively.

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

We expect to benefit from growth in our largest markets the United States. One indicator of the non-residential construction outlook in the United States, the Architectural Billing Index, has declined to 42.6 for the month of December 2020 mostly related to ongoing uncertainty with an increase in COVID-19 cases. However, firms do remain relatively optimistic about 2021, and the indicators of future work tend to support that according to the AIA Consensus Construction Forecast. Inquiries into new projects at firms increased for the fifth month in a row in December, and while the pace of growth was slower than in September and October, it still means that most firms are having project discussions with potential clients. Since 2018 Tecnoglass is actively seeking business in the U.S. residential market. According to trading economics, housing starts in the US increased 5.8% month-over-month to an annualized rate of 1669 thousand units in December of 2020, beating market forecasts of 1560 thousand, being the highest reading since September of 2006. Also, single-family housing starts increased 12%. The current housing boom is directly driven by the intense demand and record-low mortgage rates. Finally, as stated by the Evercore ISI research, we can say the sharp rebound of the housing sector during the coronavirus pandemic won’t be a blip but instead the start of a new era.

Liquidity

As of December 31, 2020, and 2019, we had cash and cash equivalents of approximately $66.9 million and $47.9 million, respectively. During the year ended December 31, 2020 the main source of cash was operating activities, which generated $71.4. The positive cashflow from operations during 2020 has been related to a much higher profitability year over year, enhanced working capital efforts, easing working capital requirements to serve tapered sales during the period, and our efforts to preserve cash and solidify our liquidity position and preparedness as we continue to weather through the pandemic.

On October 30, 2020, we entered into a new $300 million Senior Secured Credit Facility, consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility, with a maturity date of October 31, 2025. The Senior Secured Credit Facility has an accordion feature allowing the Company to increase the borrowing capacity to $325 million. In December 2020, we used $23.1 million proceeds of this facility to repay all outstanding borrowings under our previous credit facilities except the Company’s previously existing $210 million unsecured senior notes, which had an interest rate of 8.2% and matured in 2022, which we redeemed subsequently in January in full following a step down in redemption price at the end of January 2021 with $220 million additional proceeds from this credit facility.

Proceeds from this facility along with cash on hand and cashflow generated from operations will be sufficient for the company’s expected cash needs within the next 12 months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the years ended December 31, 2020 and 2019, we made investments primarily in building and construction, and machinery and equipment in the amounts of $20.5 million, and $26.2 million, respectively.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million paid through the contribution of land on December 9, 2020. On October 28, 2020 we acquired said land from a related party and paid for it with the issuance of an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect will carry significant efficiencies for us once it becomes operative, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million if needed (based on debt availability).

Results of Operations (Amounts in thousands)

	Years ended December 31,
	2020	2019
Operating Revenues	$374,923	$430,912
Cost of sales	235,669	295,103
Gross profit	139,254	135,809
Operating expenses	(73,134)	(76,994)
Operating income	66,120	58,815
Non-operating income	(12)	1,565
Foreign currency transactions losses	(8,638)	(973)
Equity method income	1,387	596
Interest Expense and deferred cost of financing	(21,671)	(22,806)
Income tax provision	(13,001)	(12,928)
Net income	24,185	24,269
Loss attributable to non-controlling interest	25	266
Income attributable to parent	$24,210	$24,535

Comparison of years ended December 31, 2020 and December 31, 2019

Our operating revenue decreased $56.0 million, or 13.0%, from $430.9 million in the year ended December 31, 2019 to $374.9 million in the year ended December 31, 2020. 2020 sales were negatively impacted by three weeks less of work in March and April as we shut down our manufacturing facility in Colombia during the initial stages of the COVID-19 nationwide shelter-in-place order. Additionally, our Latin American markets have been impacted by a slow return to operations as job sites are getting prepared to operate on a safely manner given COVID-19 restrictions.

Sales in Latin American markets, including Colombia, have been slow to return to activity after mandatory Coronavirus lockdowns in March and April. Despite construction having been deemed essential businesses, construction sites have been slow to prepare to operate under new safety standards. Colombia and Panama combined sales decreased an aggregate of $30.6 million, or 54.8%, from $55.8 million to $25.2 million.

By comparison, US market sales had a much more tapered decrease, down $27.6 million, or 7.5%, from $368.1 million in the year ended December 31, 2019, to $340.4 million in the year ended December 31, 2020. US Single Family residential sales increased $4.9 million, or 7%, from $65.7 million in 2019 to $70.6 million in 2020 mainly as a result further market penetration of these markets.

Cost of sales decreased $59.4 million, or 20.1%, from $295.1 million in the year ended December 31, 2019, to $235.7 million for the year ended December 31, 2020. Gross profit margins, on the other hand, increased to 37.1% during 2020, from 31.5% during 2019. The margin enhancement was the result of increased raw material efficiency derived from advantageous aluminum commodity prices, waste reduction benefit from our automation initiatives and better control efforts, a reduction in cost of installation work as manufacturing represented a higher portion of our revenue mix, and a reduction of labor costs driven by the automation of manufacturing processes paired with favorable foreign currency exchange rates. These margin improvements were partially offset by a negative effect of fixed cost being diluted over a lower revenue base.

Operating expenses decreased $3.9 million, or 5%, from $77.0 million to $73.1 million during the years ended December 31, 2019 and 2020, respectively. The decrease has been the result of our efforts to enhance our lean administrative structure and tight cost controls paired with favorable exchange rates as a significant portion of our general and administrative expenses are denominated in Colombian Pesos.

During the year ended December 31, 2020 and 2019, the Company recorded a net non-operating expense of less than $0.1 million and non-operating income of $1.6 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Interest expense decreased $1.1 million, or 5.0%, from $22.8 million in the year ended December 31, 2019 to $21.7 million in the year ended December 31, 2020 as a result of low floating interest rates as well as our total debt balance decreasing during 2020 as we made voluntary repayments on our debt ahead of the transaction further described in the liquidity section.

During 2020, the Company recorded foreign currency transaction losses of $8.6 million, Most of this impact is associated with a $7.9 million non-cash loss on remeasurement of a net liability position of $119.7 million U.S. dollar denominated monetary assets and liabilities held by the Company’s subsidiaries with the Colombian peso as their functional currency while the Colombian peso depreciated by 5% during the twelve-month period. Comparatively, the Company recorded a foreign currency transaction loss of $1.0 million during the year ended December 31, 2019 as the Colombian peso only depreciated less than 1% from the beginning to the end of the year, despite some volatility throughout 2019.

Income tax expense remained similar during both periods, decreasing $0.1 million, or 1.0%, from $12.9 million in the year ended December 31, 2019 to $13.0 million in the year ended December 31, 2020, as a result of comparable income before tax during both periods, along with effective income tax rates of 35.0% and 34.8% which roughly approximate our statutory rate.

As a result of the foregoing, the company recorded net income of $24.2 million during both years ended December 31, 2020 and 2019, reflecting increased profitability of 2020 after achieving similar profits on 13% lower sales.

Cash Flow From Operations, Investing and Financing Activities

During the year ended December 31, 2020 and 2019, $71.4 million and $25.7 million generated by operating activities, respectively. The positive cashflow from operations during 2020 has been related to a much higher profitability year over year, enhanced working capital efforts, easing working capital requirements to serve tapered sales during the period, and our efforts to preserve cash and solidify our liquidity position and preparedness as we continue to weather through the pandemic.

During the year ended December 31, 2020, the main source of operating cashflows, other than net income after adjustments to reconcile with net cash provided in operating activities, were contract assets and liabilities which generated $23.6 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers on fixed price contracts. In contrast, Contract assets and liabilities used $1.5 million during the year ended December, 2019.

Trade accounts receivables generated $4.6 million and used $27.7 million during 2020 and 2019, respectively. The change in trend from a steep use in 2019 to a positive cashflow in 2020 generated is related to accelerated sales growth in the previous year in contrast with tapered sales activity during the current year. The largest use of cash in operating activities was trade accounts payable, which used $20.9 million during 2020, compared with $1.6 million used during 2019.

We used $18.1 million and $59.1 million in investing activities during 2020 and 2019, respectively. The main use of cash in investing activities during the 2020 was related to scheduled maintenance capital expenditures and the execution of our previously announced expansion and automation initiatives that are now mostly completed. During 2019, the main use of cash in investing activities was a payment for the acquisition of 25.8% equity interest in Vidrio Andino Holding, a joint venture with Saint-Gobain described above under Capital Resources. Additionally, in 2019, the company paid $25.0 million to acquire property plant and equipment, which in combination with $1.2 million acquired under credit, amount to total Capital Expenditures of $26.2 million. During 2020, we used $18.3 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $20.6 million.

During 2020, financing activities used $33.5 million, mainly due to voluntary prepayments of debt ahead of closing on a $300 million senior secured credit facility in October 2020 further described above in the liquidity section. During the year ended December 31, 2019, financing activities generated $48.3 million as a result of an underwritten follow-on public offering of 5,551,423 ordinary shares, including the underwriters’ over-allotment option, for net proceeds of $36.5 million, in addition to net proceeds of debt minus repayments amounting to $17.1 million, mostly related to a $30 million five-year term facility, proceeds which were mostly used to repay then existing short-term debt we had accumulated to fund working capital required to support sales growth over fiscal year 2018.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2020.

Critical Accounting Estimates

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

Long Lived Assets

The Company periodically reviews the carrying values of its long-lived assets when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2020, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 11- Goodwill and Intangible Assets for additional information.

Impairment

We review goodwill and long-lived assets for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. The outbreak of COVID-19 and its associated economic impact, including a significant decrease in the market price of our ordinary shares, was considered a triggering event as of the first quarter of 2020, requiring us to reassess our goodwill and long-lived asset valuations, as well as assumptions of future income from underlying assets, and there was no new trigger in the second, third or fourth quarter of 2020.The extent of the impact of the pandemic depends on future developments which are highly uncertain. Accordingly, we will continue to evaluate in future periods whether these assumptions are reasonable and will update the forecasts and impairment analysis as appropriate.

Based on our analysis as of December 31, 2020 we concluded that no impairment needs to be recorded to our goodwill using the market approach as the market capitalization of our company, which has a single reporting unit, exceeds the book value of shareholders equity.

Based on our analysis as of December 31, 2020 we concluded that no impairment needs to be recorded to our long-lived assets as their carrying value are below their realizable values based on projected future cashflows estimated with assumptions deemed reasonable by management based on information currently available. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions.

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

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2020, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2020, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. PwC Contadores y Auditores S.A.S. has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	61	Chief Executive Officer and Director
Christian T. Daes	57	Chief Operating Officer and Director
Santiago Giraldo	45	Chief Financial Officer
A. Lorne Weil	75	Non-Executive Chairman of the Board
Luis Fernando Castro Vergara	54	Director
Martha (Stormy) L. Byorum	72	Director
Julio A. Torres	54	Director
Carlos Alfredo Cure Cure	76	Director

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

Ms. Byorum is a Life Trustee of Amherst College and a chairman of the finance committee of the board of directors of Northwest Natural Gas, a large distributor of natural gas services in the Pacific Northwest. She also serves on the board of directors of JELD-WEN Holding, Inc., a vertically integrated global manufacturer and distributor of windows and doors, Ms. Byorum served as a director of Opes Acquisition Corp., a blank check company, from its inception in January 2018 through its business combination with BurgerFi International, LLC in December 2020.We believe Ms. Byorum is well-qualified to serve as a member of the board of directors due to her operational experience with Cori Capital Advisors, VB&P and Citibank and her financial background, which includes having served on the audit committees of four publicly-traded companies.

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

Audit Committee and Financial Expert

We have a standing audit committee of the board of directors, which consisted of Martha L. Byorum, Luis Fernando Castro and Julio Torres, with Martha L. Byorum serving as chairman during 2020. For 2021, Carlos Cure will replace Martha L. Byorum on the audit committee and will serve as chairman. Each of the members of the audit committee is independent under the applicable Nasdaq listing standards.

As required by the Nasdaq listing standards, the audit committee will at all times be composed exclusively of independent directors who are “financially literate.” Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows. In addition, the Company must certify to Nasdaq the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Carlos Cure satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert” as defined under rules and regulations of the Securities and Exchange Commission.

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

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2020 and 2019 of each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Total
Jose M. Daes (1)	2020	$1,260,000	$315,000	$1,575,000
Chief Executive Officer	2019	$1,200,000	$240,000	$1,440,000
Christian T. Daes (2)	2020	$1,260,000	$315,000	$1,575,000
Chief Operating Officer	2019	$1,200,000	$240,000	$1,440,000
Santiago Giraldo (3)	2020	$181,704	$57,750	$239,454
Chief Financial Officer	2019	$181,037	$55,000	$236,037

(1)	Mr. Daes also serves as chief executive officer of ES.

(2)	Mr. Daes also serves as chief executive officer of TG.

(3)	Mr. Giraldo’s 2020 salary was paid in Colombian pesos. The $181,704 salary represents Mr. Giraldo’s receipt of an aggregate of $624 million pesos.

Compensation Arrangements with Named Executive Officers

On February 9, 2021, our compensation committee approved the following compensation arrangements for 2021 for each of Messrs. Daes, Daes, and Giraldo: (i) with respect to each of Messrs. Daes and Daes, a base salary of $1,512,000 plus a bonus of up to $453,000; and (ii) with respect to Mr. Giraldo, a base salary of the equivalent of $238,170 as of December 31, 2020 payable in Colombian Pesos and a performance bonus of up to $47,634 per year. Each of the bonuses will be based on our 2021 financial performance and achievement of certain to-be-agreed upon targets throughout the year.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2020, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Director Compensation

Each of our non-employee directors receives cash compensation of $54,600 each year. Additionally, our chairwoman of the Audit Committee and each other member of our Audit Committee receives additional cash compensation of $17,472 and $8,736, respectively, for serving on our Audit Committee. Non-employee directors do not receive cash compensation for their service.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2020.

Name	Fees earned or paid in cash	Stock Awards	Total
Martha L. Byorum	$72,072	-	$72,072
Luis Fernando Castro Vergara	$63,336	-	$63,336
Julio A. Torres	$63,336	-	$63,336
Carlos Cure	$54,600	-	$54,600
A. Lorne Weil	$54,600	-	$54,600

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table and accompanying footnotes set forth certain information based on public filings or information known to Tecnoglass as of December 31, 2020 with respect to the ownership of our ordinary shares by:

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

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	275,810	(2)	*
Chief Executive Officer and Director
Christian T. Daes	204,632	(2)	*
Chief Operating Officer and Director
Carlos A. Cure Cure	0		*
Director
Luis F. Castro Vergara	0		*
Director
A. Lorne Weil	123,173	(3)	*
Chairman of the Board
Julio A. Torres	105,520		*
Director
Martha L. Byorum	58,304		*
Director
All directors and executive officers as a group (8 persons)	767,439		1.6%
Five Percent Holders:
Energy Holding Corporation	26,103,937	(4)	54.8%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Does not include 253,000 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children.

(4)	Joaquin Fernandez and Alberto Velilla Becerra are the directors of Energy Holding Corporation and may be deemed to share voting and dispositive power over such shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	1,593,917	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,593,917

(1) On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan. Under this plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2020, no awards had been made under the 2013 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Ventanas Solar S.A.

Ventanas Solar S.A., a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year ended December 31, 2020 and 2019 were $1.0 million and $3.3 million, respectively. Outstanding receivables from VS at December 31, 2020 and 2019 were $6.9 million and $6.0 million, respectively, as a portion of receivables is tied up in retainage.

Vidrio Andino Joint Venture

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million paid through the contribution of land on December 9, 2020. On October 28, 2020 we acquired said land from a related party and paid for it with the issuance of an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect will carry significant efficiencies for us once it becomes operative, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million if needed (based on debt availability).

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

Item 14.	Principal Accounting Fees and Services.

The following fees were paid to PwC for services rendered in years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit Fees(1)	$662,577	$944,969
Audit-Related Fees(2)	20,697	70,797
All Other Fees(3)	3,787	2,700
Total Fees	$687,060	$1,018,466

(1) Audit fees consist of fees billed for professional services by PwC for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2020 and 2019, and related services normally provided in connection with statutory and regulatory filings or engagements.

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

Audit Committee Approval

Our audit committee pre-approved all the services performed by PwC Contadores y Auditores S.A.S. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K

Exhibit No.	Description	Included	Form	Filing Date

3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Description of the Company’s Securities	Herewith
10.1	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.2	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.3	Form of Indemnification Agreement	By Reference	8-K	March 5, 2014
10.4	Settlement Agreement, dated June 30, 2018, between the Company and Giovanni Monti	By Reference	Form 10-K	March 8, 2019
10.5	Investment Agreement dated January 11, 2019, by and among Tecnoglass Inc., Holding Concorde S.A.S., Saint-Gobain Colombia S.A.S., Saint-Gobain Cristaleria S.L., and Pilkington International Holdings B.V.	By Reference	8-K	January 11, 2019
21	List of subsidiaries.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

23.1	Consent of PwC Contadores y Auditores S.A.S.	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March, 2021.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer	March 8, 2021
Jose M. Daes	(Principal Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	March 8, 2021
Christian T. Daes

/s/ Santiago Giraldo	Chief Financial Officer	March 8, 2021
Santiago Giraldo	(Principal Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	March 8, 2021
A. Lorne Weil

/s/ Carlos A. Cure	Director	March 8, 2021
Samuel R. Azout

/s/ Luis Fernando Castro	Director	March 8, 2021
Luis Fernando Castro

/s/ Martha Byorum	Director	March 8, 2021
Martha Byorum

/s/ Julio A. Torres	Director	March 8, 2021
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tecnoglass Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tecnoglass Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Tecnoglass Inc.

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

Tecnoglass Inc.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs to Complete Fixed Priced Contracts

As discussed in Notes 2 and 6 to the consolidated financial statements, $101.7 million of the Company’s total revenues for the year ended December 31, 2020 was generated from fixed price contracts. For the Company’s fixed price contracts, revenues are recognized using the cost-to-cost method, measured by the percentage of costs incurred to date to total estimated costs for each contract. As disclosed by management, the Company generally uses the cost-to-cost method to measure progress for its contracts, which occurs as the Company incurs costs on the contracts. Under the cost-to-cost method, sales are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods. Due to the nature of the work required to be performed, management’s estimation of costs at completion is complex and requires significant judgment based on reasonable estimations. Management has disclosed that there are various factors that can affect the accuracy of cost estimates, including, but not limited to the ability to properly allocate indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to complete fixed price contracts is a critical audit matter are the significant judgments made by management when determining the estimated costs to complete fixed price contracts, which in turn led to significant auditor judgment and effort in performing procedures and in evaluating the estimates of the costs to complete related to the assessment of management’s judgment about the Company’s ability to allocate indirect labor and indirect material costs to each project of actual incurred costs to date on the contract.

Tecnoglass Inc.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated costs to complete fixed price contracts and control over management’s review and approval the actual indirect labor and indirect material costs allocated to the project and testing management’s process for reviewing and approving the costs of the contract. The procedures also included, among others, evaluating and testing management’s process for determining the estimate of costs at completion for a sample of contracts, which included evaluating the reasonableness of the allocation of indirect labor and indirect material costs to each project and considering the factors that can affect the accuracy of these estimate. Evaluating the reasonableness of the allocation of indirect labor and indirect material costs to each project used involved assessing management’s ability to reasonably estimate costs to complete fixed price contracts by (i) performing a comparison of the originally estimated and actual costs incurred on similar completed contracts; and (ii) evaluating the timely identification of circumstances that may warrant a modification to estimated costs to complete, including actual costs in excess of estimates.

PwC Contadores y Auditores S. A. S.

Bogotá, Colombia

March 8, 2021

We have served as the Company’s auditor since 2014

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$66,899	$47,862
Investments	2,387	2,304
Trade accounts receivable, net	88,368	110,558
Due from related parties	8,574	8,057
Inventories	80,742	82,714
Contract assets – current portion	26,288	42,014
Other current assets	13,545	29,340
Total current assets	$286,803	$322,849
Long-term assets:
Property, plant and equipment, net	$152,266	$154,609
Deferred income taxes	268	4,595
Contract assets – non-current	10,228	7,059
Due from related parties - long term	484	1,786
Long-term trade accounts receivable	2,985	-
Intangible assets	5,112	6,703
Goodwill	23,561	23,561
Long-term investments	47,535	45,596
Other long-term assets	2,783	2,910
Total long-term assets	245,222	246,819
Total assets	$532,025	$569,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,764	$16,084
Trade accounts payable and accrued expenses	42,178	61,878
Accrued interest expense	7,175	7,645
Due to related parties	4,750	4,415
Dividends payable	1,352	67
Contract liability – current portion	24,694	12,459
Due to equity partners	-	10,900
Other current liabilities	9,630	15,563
Total current liabilities	$91,543	$129,011
Long-term liabilities:
Deferred income taxes	$3,170	$411
Long-term payable associated to GM&P acquisition	-	8,500
Long-term liabilities from related parties	645	622
Contract liability – non-current	977	187
Long-term debt	222,722	243,727
Total long-term liabilities	227,514	253,447
Total liabilities	$319,057	$382,458
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2020 and December 31, 2019 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 46,117,631 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5	5
Legal Reserves	2,273	1,367
Additional paid-in capital	219,290	208,283
Retained earnings	34,326	16,213
Accumulated other comprehensive (loss)	(43,512)	(39,264)
Shareholders’ equity attributable to controlling interest	212,382	186,604
Shareholders’ equity attributable to non-controlling interest	586	606
Total shareholders’ equity	212,968	187,210
Total liabilities and shareholders’ equity	$532,025	$569,668

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Years ended December 31,
	2020	2019
Operating revenues:
External customers	$372,408	$422,118
Related parties	2,515	8,794
Total operating revenues	374,923	430,912
Cost of sales	235,669	295,103
Gross profit	139,254	135,809
Operating expenses:
Selling expense	(38,962)	(41,925)
General and administrative expense	(34,172)	(35,069)
Total operating expenses	(73,134)	(76,994)
Operating income	66,120	58,815
Non-operating (expenses) income, net	(12)	1,565
Equity method income	1,387	596
Foreign currency transactions losses	(8,638)	(973)
Interest expense and deferred cost of financing	(21,671)	(22,806)
Income before taxes	37,186	37,197
Income tax provision	(13,001)	(12,928)
Net income	$24,185	$24,269
Loss attributable to non-controlling interest	25	266
Income attributable to parent	$24,210	$24,535
Comprehensive income:
Net income	$24,185	$24,269
Foreign currency translation adjustments	(4,407)	(2,715)
Change in fair value derivative contracts	159	509
Total comprehensive income	$19,937	$22,063
Comprehensive loss attributable to non-controlling interest	25	266
Total comprehensive income attributable to parent	$19,962	$22,329
Basic income per share	$0.52	$0.55
Diluted income per share	$0.52	$0.55
Basic weighted average common shares outstanding	46,398,428	44,464,097
Diluted weighted average common shares outstanding	46,398,428	44,464,097

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2020 and 2019

(In thousands, except share data)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2018	38,092,996	4	157,604	1,367	10,439	(37,058)	132,356	872	133,228

Issuance of common stock	5,551,423	-	36,478	-	-	-	36,478	-	36,478

Dividend	2,473,212	1	14,201	-	(18,761)	-	(4,559)	-	(4,559)

Derivative financial instruments	-	-	-	-	-	509	509	-	509

Foreign currency translation	-	-	-	-	-	(2,715)	(2,715)	182	(2,533)

Net income	-	-	-	-	24,535	-	24,535	(448)	24,087

Balance at December 31, 2019	46,117,631	5	208,283	1,367	16,213	(39,264)	186,604	606	187,210

Issuance of common stock	1,557,142	-	10,900	-	-	-	10,900	-	10,900

Dividend	-	-	107	-	(5,191)	-	(5,084)	-	(5,084)

Legal reserve	-	-	-	906	(906)	-	-	-	-

Derivative financial instruments	-	-	-	-	-	(350)	(350)	-	(350)

Foreign currency translation	-	-	-	-	-	(3,898)	(3,898)	-	(3,898)

Net income	-	-	-	-	24,210	-	24,210	(20)	24,190

Balance at December 31, 2020	47,674,773	5	219,290	2,273	34,326	(43,512)	212,382	586	212,968

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,185	$24,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	1,097	1,389
Depreciation and amortization	20,590	22,735
Deferred income taxes	6,581	(2,698)
Equity method income	(1,387)	(596)
Deferred cost of financing	972	1,624
Other non-cash adjustments	20	82
Unrealized currency translation losses	7,930	6,509
Changes in operating assets and liabilities:
Trade accounts receivables	4,557	(27,712)
Inventories	(2,121)	8,419
Prepaid expenses	(1,426)	(3,328)
Other assets	13,948	(7,773)
Trade accounts payable and accrued expenses	(20,943)	(1,609)
Accrued interest expense	(417)	83
Taxes payable	(6,622)	5,075
Labor liabilities	192	(19)
Contract assets and liabilities	23,649	(1,545)
Related parties	629	759
CASH PROVIDED BY OPERATING ACTIVITIES	$71,434	$25,664
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	471	1,600
Proceeds from sale of property and equipment	6	-
Joint Venture investment	-	(34,100)
Purchase of investments	(218)	(1,684)
Acquisition of property and equipment	(18,323)	(24,952)
CASH USED IN INVESTING ACTIVITIES	$(18,064)	$(59,136)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(3,801)	(5,227)
Proceeds from equity offering	-	36,478
Proceeds from debt	41,343	46,584
Debt discount and issuance costs	(6,384)	-
Repayments of debt	(64,694)	(29,507)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(33,536)	$48,328
Effect of exchange rate changes on cash and cash equivalents	$(797)	$(34)
NET INCREASE IN CASH	19,037	14,822
CASH - Beginning of period	47,862	33,040
CASH - End of period	$66,899	$47,862
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$19,168	$19,696
Income Tax	$10,863	$12,296
NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$2,242	$1,222

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2020, and 2019, cash and cash equivalents were primarily comprised of deposits held in operating accounts in the United States, and to a lesser amount, Colombia and Panama. As of December 31, 2020 and 2019 the Company had no restricted cash.

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

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances are deemed to be uncollectible and are charged off within 90 days of having recorded an allowance and all means of collection have been exhausted and the potential for recovery is considered remote.

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

Long Lived Assets

The Company periodically reviews the carrying values of its long lived assets when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary. The outbreak of COVID-19 and its associated economic impact, including a significant decrease in the market price of our ordinary shares, was considered a triggering event as of the first quarter of 2020, requiring us to reassess our goodwill and long-lived asset valuations, as well as assumptions of future income from underlying assets, and there was no new trigger in the second, third or fourth quarter of 2020.The extent of the impact of the pandemic depends on future developments which are highly uncertain.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. The outbreak of COVID-19 and its associated economic impact, including a significant decrease in the market price of our ordinary shares, was considered a triggering event as of the first quarter of 2020, requiring us to reassess our goodwill and long-lived asset valuations, as well as assumptions of future income from underlying assets, and there was no new trigger in the second, third or fourth quarter of 2020. The extent of the impact of the pandemic depends on future developments which are highly uncertain.

Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2020, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 11- Goodwill and Intangible Assets for additional information.

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

Approximately 27% of the Company’s consolidated net sales is generated by supply and installation contracts with customers that require the Company to design, develop, test, manufacture, and install windows according to the customers’ specifications. These contracts are primarily multi-year contracts with real estate general contractors and are generally priced on a fixed-price basis and are invoiced based on contract progress.

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

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. While there are various factors that can affect the accuracy of cost estimates related to the revision of the proper allocation of indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The Company recognizes a liability for non-recurring obligations as situations considering that projects actual costs are usually adjusted to estimated costs. The Company did not recognize sales for performance obligations satisfied in prior periods during year ended December 31, 2020.

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

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service, and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products. The cost associated with product warranties was $680 and $2,453 during the years ended December 31, 2020 and 2019, respectively.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2020 and 2019 amounted to approximately $987 and $1,416, respectively.

Employee Benefits

The Company provides benefits to its employees in accordance with Colombian labor laws. Employee benefits do not give rise to any long-term liability.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update are effective for the Company through December 31, 2022 with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

Note 3. – Revised Presentation of Statement of Cash Flows

The Consolidated Statement of Cashflows for the twelve months ended December 31, 2019 has been revised to correct errors in the classification of the impact of unrealized foreign currency transaction gains and losses resulting from the remeasurement of our monetary assets and liabilities denominated in any currency other than the functional currency. The Company assessed the materiality of the misstatement and concluded it was not material to any previously reported quarterly or annual period financial statements.

Unrealized foreign currency transaction gains and losses, which include currency translation differences on monetary items that form part of investing or financing activities, such as long-term loans, are presented as a reconciling item from net income to cashflow from operating activities in the Consolidated Statement of Cashflows as of December 31, 2020 and 2019 contained herein,. The effect of exchange rate changes on cash and cash equivalents denominated in currencies other than the reporting currency has been and continues to be presented in a separate line item as part of the reconciliation of the change in cash equivalents during the period.

The revisions to the Consolidated Statement of Cashflows as of December 31, 2019, which had no effect on the net change in cash and cash equivalents, are summarized in the following table:

	Year ended December 31, 2019
	As previously reported	Revision adjustment	As revised
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$26,739	(1,075)	25,664
CASH USED IN INVESTING ACTIVITIES	(59,153)	17	(59,136)
CASH PROVIDED BY FINANCING ACTIVITIES	47,271	1,057	48,328
Effect of exchange rate changes on cash and cash equivalents	$(35)	1	(34)
NET INCREASE (DECREASE) IN CASH	14,822	-	14,822
CASH - Beginning of period	33,040	-	33,040
CASH - End of period	$47,862	-	47,862

Note 4.	Long Term Investments

Saint-Gobain Joint Venture

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million paid through the contribution of land on December 9, 2020. On October 28, 2020 we acquired said land from a related party and paid for it with the issuance of an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect will carry significant efficiencies for us once it becomes operative, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million if needed (based on debt availability).

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

	Year ended December 31,
	2020	2019
Colombia	$24,178	$52,299
United States	340,437	368,055
Panama	1,029	3,482
Other	9,279	7,076
Total Revenues	$374,923	$430,912

The following table presents revenues from external customer by product groups.

	Year ended December 31,
	2020	2019
Glass and framing components	$73,443	$66,204
Windows and architectural systems	301,480	364,708
Total Revenues	$374,923	$430,912

During the year ended December 31, 2020 and 2019, no single customer accounted for more than 10% of our revenues.

The Company’s long-lived assets are distributed geographically as follows:

	Year ended December 31,
	2020	2019
Colombia	$202,361	$201,740
United States	42,593	40,484
Total long lived assets	$244,954	$242,224

Note 6.	Revenue Disaggregation, Contract Assets and Contract liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Year ended December 31,
	2020	2019
Fixed price contracts	$101,739	$162,236
Product sales	273,184	268,676
Total Revenues	$374,923	$430,912

Remaining Performance Obligations

As of December 31, 2020, the Company had $253.0 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within two years, of which $196.0 million are expected to be recognized during the year ended December 31, 2020, and $56.8 million during the year ended December 31, 2021.

Contract Assets and Contract Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales, but have not been billed to customers and are classified as current. As a result, the timing of the satisfaction of performance obligations might differ from the timing of payments, given some conditions must be met before billing can occur. Contract assets also include a portion of the amounts billed on certain fixed price contracts that are withheld by the customer as a retainage until a final good receipt of the complete project to the customers satisfaction. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company’s consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	December 31, 2020	December 31, 2019
Contract assets — current	$26,288	$42,014
Contract assets — non-current	10,228	7,059
Contract liabilities — current	(24,694)	(12,459)
Contract liabilities — non-current	(977)	(187)
Net contract assets	$10,845	$36,427

The components of contract assets are presented in the table below.

	December 31, 2020	December 31, 2019
Unbilled contract receivables, gross	$13,534	$20,729
Retainage	22,982	28,344
Total contract assets	36,516	49,073
Less: current portion	26,288	42,014
Contract assets – non-current	$10,228	$7,059

The components of contract liabilities are presented in the table below.

	December 31, 2020	December 31, 2019
Billings in excess of costs	$7,191	2,077
Advances from customers on uncompleted contracts	18,480	10,569
Total contract liabilities	25,671	12,646
Less: current portion	24,694	12,459
Contract liabilities – non-current	$977	187

During the year ended December 31, 2020, the Company recognized $2,039 of sales related to its billing in excess of cost liability at January 1, 2020. During the year ended December 31, 2019, the Company recognized $4,337 of sales related to its contract liabilities at January 1, 2019.

Note 7.	Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,
	2020	2019
Trade accounts receivable	89,012	113,243
Less: Allowance for doubtful accounts	(644)	(2,685)
Total	$88,368	$110,558

The changes in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Balance at beginning of year	$2,685	$2,683
Provision for bad debts	1,097	1,389
Deductions and write-offs, net of foreign currency adjustment	(3,138)	(1,387)
Balance at end of year	$644	$2,685

Note 8.	Inventories

Inventories are comprised of the following

	December 31, 2020	December 31, 2019
Raw materials	$47,282	$44,175
Work in process	19,345	24,262
Finished goods	4,434	5,203
Stores and spares	8,981	8,130
Packing material	783	981
	80,825	82,751
Less: Inventory allowance	(83)	(37)
	$80,742	$82,714

There are no third party liens or pledges on our inventories as of December 31, 2020.

Note 9.	Other Current Assets

Other assets consist of the following:

	Year ended December 31,
	2020	2019
Advances to Suppliers and Loans	$1,986	$1,681
Prepaid Income Taxes	5,979	23,160
Employee Receivables	361	465
Prepaid expenses	2,367	2,647
Derivative financial instruments	230	749
Other Creditors	2,622	638
Total	$13,545	$29,340

During the years ended December 31, 2020 and 2019, the Company recorded $1,338 and $1,574 of prepaid expenses amortization, respectively.

Note 10.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31, 2020	December 31, 2019
Building	$64,748	$59,979
Machinery and equipment	156,170	148,968
Office equipment and software	7,041	6,871
Vehicles	1,977	1,813
Furniture and fixtures	2,304	2,264
Total property, plant and equipment	232,240	219,895
Accumulated depreciation	(106,964)	(93,463)
Net book value of property and equipment	125,276	126,432
Land	26,990	28,177
Total property, plant and equipment, net	$152,266	$154,609

Depreciation expense was $17,074 and $18,429 for the years ended December 31, 2020 and 2019, respectively.

The roll forward of Property, plant and equipment for the years ended December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
Property, Plant and Equipment
Beginning balance	$248,072	$227,083
Acquisitions	18,323	25,168
Reclasification to investment	-	(1,066)
Disposals	(26)	(82)
Assets acquired under credit or debt	2,242	1,006
Effect of Foreign currency translation	(9,381)	(4,037)
Ending Balance	$259,230	$248,072

Accumulated Depreciation
Beginning Balance	$(93,463)	$(77,884)
Depreciation Expense	(17,074)	(18,429)
Effect of Foreign Currency Translation	3,573	2,850
Ending balance	$(106,964)	$(93,463)
Property, plant and Equipment, Net	$152,266	$154,609

The effect of foreign currency translation is the adjustment resulting from translating the amounts from Colombian Pesos, functional currency of some of the Company’s subsidiaries, into U.S. Dollars, the reporting currency.

Note 11.	Goodwill and Intangible Assets

Goodwill

There were no movements to goodwill during the year ended December 31, 2019 and 2020.

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	December 31, 2020
	Gross	Acc. Amort.	Net
Trade Names	$980	$(751)	$229
Notice of Acceptances (NOAs), product designs and other intellectual property	9,236	(5,255)	3,981
Non-compete Agreement	165	(126)	39
Customer Relationships	4,140	(3,277)	863
Total	$14,521	$(9,409)	$5,112

	December 31, 2019
	Gross	Acc. Amort.	Net
Trade Names	$980	$(555)	$425
Notice of Acceptances (NOAs), product designs and other intellectual property	8,903	(4,323)	4,580
Non-compete Agreement	165	(94)	71
Contract Backlog	3,090	(3,090)	-
Customer Relationships	4,140	(2,513)	1,627
Total	$17,278	$(10,575)	$6,703

The weighted average amortization period is 5.4 years.

During the twelve months ended December 31, 2020 and 2019, the amortization expense amounted to $2,178 and $2,732, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2020 is as follows:

Year ending	(in thousands)
2021	$2,185
2022	1,173
2023	851
2024	522
2025	212
Thereafter	169
$5,112

Note 12.	Other Long-Term Assets

Other long-term assets are comprised of the following:

	December 31,
	2020	2019
Real estate investments	$2,615	$2,303
Cost method investment	-	500
Other long-term assets	168	107
	$2,783	$2,910

Note 13.	Debt

The Company’s debt is comprised of the following:

	December 31, 2020	December 31, 2019
Revolving lines of credit	$377	$17,455
Finance lease	350	493
Unsecured senior note	210,000	210,000
Other loans	31	15,578
Senior secured credit facility	22,835	19,999
Less: Deferred cost of financing	(9,107)	(3,714)
Total obligations under borrowing arrangements	224,486	259,811
Less: Current portion of long-term debt and other current borrowings	1,764	16,084
Long-term debt	$222,722	$243,727

As of December 31, 2020, and December 31, 2019, the Company had $224,315 and $259,574 of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

As of December 31, 2020, all assets of the company are pledged as collateral for the senior secured credit facility described below. As of December 31, 2019, $6,979 of property, plant and equipment were pledged as collateral for various lines of credit.

On October 2020, the Company closed a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bears interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. In December 2020, we used $23.1 million proceeds of the long-term debt facility to repay several credit facilities. Subsequently, in January 2021 we redeemed the Company’s existing $210 million unsecured senior notes, which had an interest rate of 8.2% and mature in 2022 using proceeds from this new facility and incurred in an extinguishment cost of $10.9 million including $8.6 of call premium to exercise the call option.

As of December 31, 2020, the Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $350. In line with this, the Company recorded right-of-use assets related to computing equipment and warehousing for $321 and $378 as of December 31, 2020 and 2019, respectively. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 2 years. The right-of-use assets’ depreciation and interest expense from the lease liability are recorded on our Consolidated Statement of Operations. Additionally, as of December 31, 2020, the Company had a commitment for $10 under operating leases related to short term apartment leases, installation equipment and computing equipment which expire during the current year that have not been capitalized due to their short-term nature. Rental expense from these leases is recognized on our Consolidated Statement of Operations as incurred.

The table below shows maturities of debt as of December 2020. The maturities here presented do not reflect the prepayment of the $210 million senior notes in January 2021 discussed above.

2021	$1,764
2022	211,268
2023	1,295
2024	1,713
2025	17,553
Thereafter	-
Total	$233,593

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear interest at a weighted average rate of 7.7%. Considering the effect of the prepayment of our senior notes in January 2022, we estimate the new weighted average rate to be 3.8%.

Interest expense for the year ended December 31, 2020 and 2019 was $21,671 and $22,806, respectively. During the years ended December 31, 2020 and 2019, the Company did not capitalized interests.

Note 14.	Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass Inc. does not currently have any tax obligations.

The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2020	2019
Current income tax
United States	$(1,385)	$(1,438)
Colombia	(5,035)	(14,188)
	(6,420)	(15,626)
Deferred income Tax
United States	20	663
Colombia	(6,601)	2,035
	(6,581)	2,698
Total income tax (provision) benefit	$(13,001)	$(12,928)

Effective tax rate	35.0%	34.8%

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2020	2019
Income tax expense at statutory rates	30.5%	32.7%
Non-deductible expenses	5.5%	5.3%
Non-taxable income	-1.1%	-3.2%
Effective tax rate	34.9%	34.8%

No single individual item contributed significantly in the reconciliation of the Company’s effective tax rate to the statutory rate during the year ended December 31, 2019 and 2020, respectively.

The Company has the following deferred tax assets and liabilities:

	Year ended December 31,
	2020	2019
Deferred tax assets:
Accounts Receivable Clients - not delivered FOB	$-	$(2,105)
Property, plant and equipment adjustments	480	319
Tax benefit on installation of renewable energy project	282	307
Foreign currency transactions	1,052	8,936
Other	16	240
Total deferred tax assets	$1,830	$7,697

Deferred tax liabilities:
Depreciation and Amortization	(1,931)	(2,489)
Other	(377)	(382)
Foreign currency transactions	(2,483)	(642)
Total deferred tax liabilities	$(4,791)	$(3,513)

Net deferred tax	$(2,961)	$4,184

Net deferred tax is presented on the balance sheet as follows:

	December 31,
	2020	2019
Long term deferred income tax asset	$209	$4,595
Less: long term deferred income tax liability	$3,170	$411

Note 15.	Hedging Activities and Fair Value Measurements

Hedging Activity

During the quarter ended December 31, 2019 we entered into several foreign currency non-delivery forward and collar contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted Colombian Peso denominated costs and expenses.

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

As of December 31, 2020, the fair value of foreign currency collar contracts was in a net asset position of $230. We had 2 outstanding collar contracts to exchange 2 million U.S. Dollars to Colombian Pesos through February 2021. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of December 31, 2020.

We assess the effectiveness of our foreign currency collar contracts by comparing the change in the fair value of the collar contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our foreign currency collar contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of December 31, 2020, that we expect will be reclassified to earnings within the next two months, is $230.

The fair value of our foreign currency hedges is classified in the accompanying consolidated balance sheets as of December 31, 2020, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2020		December 31, 2020
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery Collar Contracts	Other current assets	$230	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$230	Total derivative liabilities	$-

The fair value of our foreign currency hedges is classified in the accompanying consolidated balance sheets as of December 31, 2019, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2019		December 31, 2019
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery forward and collar contracts	Other current assets	$749	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$749	Total derivative liabilities	$-

The ending accumulated balance for the foreign currency collar contracts included in accumulated other comprehensive income, net of tax, was $159 as of December 31, 2020, comprised of a derivative gain of $230 and an associated net tax liability of $71.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the year ended December 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Year Ended			Year Ended
	December 31,	December 31,		December 31,	December 31,
	2020	2019		2020	2019

Non-delivery Collar Contracts	$230	$749	Operating Revenues	$(2,642)	$(214)

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

As of December 31, 2020, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 13 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	December 31, 2020	December 31, 2019
Fair Value	238,753	259,814
Carrying Value	222,722	243,727

Note 16.	Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	December 31, 2020	December 31, 2019
Current Assets:
Due from VS	$6,387	$4,203
Due from other related parties	2,187	3,854
	$8,574	$8,057

Long Term due from VS	484	1,786

Liabilities:
Due to related parties - current	$4,749	$4,415
Due to related parties - Non current	$645	$622

	Year ended December 31,
	2020	2019
Sales to related parties	$2,515	$8,794

Fees paid to directors and officers	$4,337	$3,537
Payments to other related parties	$4,003	$3,388

Ventanas Solar S.A. (“VS”), a Panama sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the year ended December 31, 2020 and 2019 were, $965, and $3,273, respectively.

Payments to other related parties during the periods indicated are comprised of the following:

	Year ended December 31,
	2020	2019
Charitable contributions	$1,259	$1,343
Sales commissions	$1,288	$1,105

Note 17.	Commitments and Contingencies

Commitments

As of December 31, 2020, the Company has an outstanding obligation to purchase an aggregate of at least $10,300 of certain raw materials from a specific supplier before May 2026.

Additionally, in connection with the joint venture agreement the Company consummated with Saint-Gobain on May 3, 2019, further described in Note 4. Long Term Investments, the Company acquired a contingent obligation to purchase minimum volumes of float glass once the new plant located close to the Company’s actual manufacturing facilities commences operations, which are expected to initiate in 2022.

Guarantees

As of December 31, 2020, the Company does not have guarantees on behalf of other parties.

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

As of December 31, 2020, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, a total of 47,674,773 Ordinary shares were issued and outstanding.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital. The amount recorded meets this standard.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Numerator for basic and diluted earnings per shares
Net Income (loss)	$24,185	$24,269

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,398,428	44,464,097
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,398,428	44,464,097
Basic earnings (loss) per ordinary share	$0.52	$0.55
Diluted earnings (loss) per ordinary share	$0.52	$0.55

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2020, no awards had been made under the 2013 Plan.

Dividend

On December 8, 2020, the Company declared a regular quarterly dividend of $0.0275 per share, or $0.11 per share on an annualized basis, for the fourth quarter of 2020. The quarterly dividend was paid in cash on January 29, 2021 to shareholders of record as of the close of business on December 31, 2020.

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

Note 19.	Operating Expenses

Selling expenses for the years ended December 31, 2020, and 2019 were comprised of the following:

	December 31,
	2020	2019
Shipping and Handling	$15,932	$17,434
Sales commissions	8,161	7,775
Personnel	6,287	7,070
Services	2,064	2,487
Accounts Receivable provision	1097	1,389
Packaging	1,036	1,039
Other Selling Expenses	4,385	4,731
Total Selling Expense	$38,962	$41,925

General and administrative expenses for the years ended December 31, 2020 and 2019 were comprised of the following:

	December 31,
	2020	2019
Personnel	$9,976	$9,925
Related parties	4,884	3,913
Services	4,168	4,509
Depreciation and Amortization	3,687	4,182
Professional fees	2,971	3,227
Insurance	1,904	1,776
Taxes	1,138	1,288
Bank charges and tax on financial transactions	1,024	1,176
Rent expense	830	803
Other expenses	3,590	4,270
Total General and administrative expenses	$34,172	$35,069

Note 20.	Non-Operating Income and Expenses

Non-operating income and expenses, net on our consolidated statement of operations amounted to an expense of $12 and income of $1,565 for the years ended December 31, 2020 and 2019, respectively. These amounts are primarily comprised of income from interests on receivables and short-term investments, rent income and recoveries on scrap materials.

Note 21.	Subsequent Events

On October 2020, the Company closed a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bears interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. In December 2020, we used $23.1 million proceeds of the long-term debt facility to repay several credit facilities. Subsequently, in January 2021 we redeemed the Company’s existing $210 million unsecured senior notes, which had an interest rate of 8.2% and mature in 2022 using proceeds from this new facility and incurred in an extinguishment cot of $10.4 million including $8.6 of call premium to exercise the call option.

Management concluded that no additional subsequent events required disclosure other than those disclosed in these financial statements.

