Form 10-Q
period 2021-03-31
Tecnoglass Inc.
filed 2021-05-07
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2021, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$85,160	$66,899
Investments	2,235	2,387
Trade accounts receivable, net	90,033	88,368
Due from related parties	7,420	8,574
Inventories	71,317	80,742
Contract assets – current portion	23,530	26,288
Other current assets	13,537	13,545
Total current assets	$293,232	$286,803
Long-term assets:
Property, plant and equipment, net	$141,967	$152,266
Deferred income taxes	1,989	268
Contract assets – non-current	11,023	10,228
Due from related parties - long term	121	484
Long-term trade accounts receivable	3,435	2,985
Intangible assets	4,713	5,112
Goodwill	23,561	23,561
Long-term investments	48,626	47,535
Other long-term assets	3,942	2,783
Total long-term assets	239,377	245,222
Total assets	$532,609	$532,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$13,748	$1,764
Trade accounts payable and accrued expenses	44,969	42,178
Accrued interest expense	6	7,175
Due to related parties	4,333	4,750
Dividends payable	1,352	1,352
Contract liability – current portion	29,287	24,694
Other current liabilities	9,778	9,630
Total current liabilities	$103,473	$91,543
Long-term liabilities:
Deferred income taxes	$1,735	$3,170
Long-term liabilities from related parties	651	645
Contract liability – non-current	999	977
Long-term debt	221,635	222,722
Total long-term liabilities	225,020	227,514
Total liabilities	$328,493	$319,057
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 47,674,773 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Legal Reserves	2,273	2,273
Additional paid-in capital	219,290	219,290
Retained earnings	41,181	34,326
Accumulated other comprehensive (loss)	(59,305)	(43,512)
Shareholders’ equity attributable to controlling interest	203,444	212,382
Shareholders’ equity attributable to non-controlling interest	672	586
Total shareholders’ equity	204,116	212,968
Total liabilities and shareholders’ equity	$532,609	$532,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Operating revenues:
External customers	$110,259	$86,106
Related parties	621	1,192
Total operating revenues	110,880	87,298
Cost of sales	65,737	56,871
Gross profit	45,143	30,427
Operating expenses:
Selling expense	(11,081)	(9,668)
General and administrative expense	(8,669)	(7,610)
Total operating expenses	(19,750)	(17,278)
Operating income	25,393	13,149
Non-operating income (expenses), net	159	(101)
Equity method income	1,091	260
Foreign currency transactions losses	(45)	(32,466)
Loss on extinguishment of debt	(11,147)	-
Interest expense and deferred cost of financing	(3,522)	(5,643)
Income (loss) before taxes	11,929	(24,801)
Income tax (provision) benefit	(3,677)	6,133
Net income (loss)	$8,252	$(18,668)
Income attributable to non-controlling interest	(86)	(98)
Income (Loss) attributable to parent	$8,166	$(18,766)
Comprehensive income:
Net income (loss)	$8,252	$(18,668)
Foreign currency translation adjustments	(15,634)	(19,288)
Change in fair value derivative contracts	(159)	(4,065)
Total comprehensive income	$(7,541)	$(42,021)
Comprehensive income attributable to non-controlling interest	(86)	(98)
Total comprehensive income (loss) attributable to parent	$(7,627)	$(42,119)
Basic income (loss) per share	$0.17	$(0.40)
Diluted income (loss) per share	$0.17	$(0.40)
Basic weighted average common shares outstanding	47,674,773	46,117,631
Diluted weighted average common shares outstanding	47,674,773	46,117,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,252	$(18,668)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for bad debts	537	368
Depreciation and amortization	5,289	5,241
Deferred income taxes	704	(9,031)
Equity method income	(1,091)	(260)
Deferred cost of financing	255	440
Other non-cash adjustments	(3)	40
Debt extinguishment	2,333	-
Unrealized currency translation losses	2,411	37,533
Changes in operating assets and liabilities:
Trade accounts receivables	(3,419)	664
Inventories	2,564	(2,848)
Prepaid expenses	(592)	69
Other assets	(3,933)	(4,940)
Trade accounts payable and accrued expenses	12,911	(6,274)
Accrued interest expense	(7,169)	(4,546)
Taxes payable	1,699	3,113
Labor liabilities	(559)	(1,270)
Contract assets and liabilities	7,849	2,352
Related parties	926	(1,435)
CASH PROVIDED BY OPERATING ACTIVITIES	$28,964	$548

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	-	193
Purchase of investments	(42)	(137)
Acquisition of property and equipment	(5,696)	(6,469)
CASH USED IN INVESTING ACTIVITIES	$(5,738)	$(6,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(1,311)	-
Debt extinguishment - Call Premium	(8,610)	-
Deferred financing transaction costs	(89)	-
Proceeds from debt	221,118	14,353
Repayments of debt	(213,180)	(15,073)
CASH USED IN FINANCING ACTIVITIES	$(2,072)	$(720)

Effect of exchange rate changes on cash and cash equivalents	$(2,893)	$(4,453)

NET INCREASE (DECREASE) IN CASH	18,261	(11,038)
CASH - Beginning of period	66,899	47,862
CASH - End of period	$85,160	$36,824

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,268	$9,282
Income Tax	$2,507	$1,986

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$745	$991

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2020	47,674,773	5	219,290	2,273	34,326	(43,512)	212,382	586	212,968

Dividend	-	-	-	-	(1,311)	-	(1,311)	-	(1,311)

Derivative financial instruments	-	-	-		-	(159)	(159)	-	(159)

Foreign currency translation	-	-	-	-	-	(15,634)	(15,634)	-	(15,634)

Net income	-	-	-	-	8,166	-	8,166	86	8,252

Balance at March 31, 2021	47,674,773	5	219,290	2,273	41,181	(59,305)	203,444	672	204,116

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2019	46,117,631	5	208,283	1,367	16,213	(39,264)	186,604	606	187,210

Dividend	-	-	107	-	(1,344)	-	(1,237)	-	(1,237)

Derivative financial instruments	-	-	-	-	-	(4,065)	(4,065)	-	(4,065)

Foreign currency translation	-	-	-	-	-	(19,288)	(19,288)	-	(19,288)

Net income	-	-	-	-	(18,766)	-	(18,766)	98	(18,668)

Balance at March 31, 2020	46,117,631	5	208,390	1,367	(3,897)	(62,617)	143,248	704	143,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “us” or “our”), manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company exports most of its production to foreign countries, selling to customers in North, Central and South America.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed balance sheet data was derived from the audited financial statements in the Form 10-K but does not include all disclosures required by US GAAP.

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates utilized in the preparation of these unaudited condensed consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, useful lives and potential impairment of long-lived assets. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially. These financial statements reflect all adjustments that in the opinion of management are necessary for a fair statement of the financial position, results of operations and cash flows for the period presented, and are of a normal, recurring nature.

The Company has one operating segment, Architectural Glass and Windows, which is also its reporting segment, comprising the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and window product sold to the construction industry.

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC (“Componenti”) and ES Metals SAS (“ES Metals”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, if it is determined it is not, the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

TGI and certain wholly owned subsidiaries with functional currency different than the U.S. dollar have long-term intercompany loan balances denominated in foreign currencies that are remeasured at the current exchange rate in effect at the balance sheet date. Such loan balances are not expected to be settled in the foreseeable future. Any gains and losses relating to these loans are included in the accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value on the condensed consolidated balance sheet. The unrealized gains or losses arising from changes in fair value of derivative instruments that are designated and qualify as cash flow hedges, are recorded in the condensed consolidated statement of comprehensive income. Amounts in accumulated other comprehensive loss on the condensed consolidated balance sheet are reclassified into the condensed consolidated statement of income in the same period or periods during which the hedged transactions are settled.

Recently Issued Accounting Pronouncements

In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The FASB issued ASU 2019-10 and ASU 2019-11 during the fourth quarter of 2019 that will postpone the effective date to the year beginning after December 15, 2022. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842), which amends SEC Staff Accounting Bulletin No. 119 (SAB119) which contains interpretative guidance from the SEC aligned to the FASB’s ASC 326. The Company is currently evaluating the potential effect of this ASU on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update are effective for the Company through December 31, 2022 with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its condensed consolidated financial statements.

Note 3. - Inventories, net

	March 31, 2021	December 31, 2020
Raw materials	$41,026	$47,282
Work in process	16,826	19,345
Finished goods	4,186	4,434
Stores and spares	8,601	8,981
Packing material	779	783
	71,418	80,825
Less: Inventory allowance	(101)	(83)
	$71,317	$80,742

Note 4. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended
	March 31,
	2021	2020
Fixed price contracts	$22,433	$25,027
Product sales	88,447	62,271
Total Revenues	$110,880	$87,298

The following table presents geographical information about revenues.

	Three months ended
	March 31,
	2021	2020
Colombia	$7,665	$6,472
United States	100,807	78,798
Panama	256	680
Other	2,152	1,348
Total Revenues	$110,880	$87,298

Contract Assets and Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales, but have not been billed to customers and are classified as current and a portion of the amounts billed on certain fixed price contracts that are withheld by the customer as a retainage until a final good receipt of the complete project to the customers satisfaction. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company’s condensed consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	March 31, 2021	December 31, 2020
Contract assets — current	$23,530	$26,288
Contract assets — non-current	11,023	10,228
Contract liabilities — current	(29,287)	(24,694)
Contract liabilities — non-current	(999)	(977)
Net contract assets	$4,267	$10,845

The components of contract assets are presented in the table below.

	March 31, 2021	December 31, 2020
Unbilled contract receivables, gross	$11,324	$13,534
Retainage	23,229	22,982
Total contract assets	34,553	36,516
Less: current portion	23,530	26,288
Contract Assets – non-current	$11,023	$10,228

The components of contract liabilities are presented in the table below.

	March 31, 2021	December 31, 2020
Billings in excess of costs	$9,978	7,191
Advances from customers on uncompleted contracts	20,308	18,480
Total contract liabilities	30,286	25,671
Less: current portion	29,287	24,694
Contract liabilities – non-current	$999	977

During the three months ended March 31, 2021, the Company recognized $1,468 of sales related to its contract liabilities at January 1, 2021. During the three months ended March 31, 2020, the Company recognized $1,279 of sales related to its contract liabilities at January 1, 2020.

Remaining Performance Obligations

As of March 31, 2021, the Company had $247.9 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $167.3 million are expected to be recognized during the year ending December 31, 2021, $80.6 million during the year ending December 31, 2022 or thereafter.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Also, it includes the intangibles acquired during the acquisition of GM&P.

	March 31, 2021
	Gross	Acc. Amort.	Net
Trade Names	$980	$(800)	$180
Notice of Acceptances (NOAs), product designs and other intellectual property	9,325	(5,500)	3,825
Non-compete Agreement	165	(135)	30
Customer Relationships	4,140	(3,462)	678
Total	$14,610	$(9,897)	$4,713

	December 31, 2020
	Gross	Acc. Amort.	Net
Trade Names	$980	$(751)	$229
Notice of Acceptances (NOAs), product designs and other intellectual property	9,236	(5,255)	3,981
Non-compete Agreement	165	(126)	39
Customer Relationships	4,140	(3,277)	863
Total	$14,521	$(9,409)	$5,112

The weighted average amortization period is 5.35 years.

During the three months ended March 31, 2021 and 2020, the amortization expense amounted to $552 and $550, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2021 is as follows:

Year ending	(in thousands)
2021	$1,637
2022	1,184
2023	869
2024	553
2025	246
Thereafter	221
$4,710

Note 6. Debt

The Company’s debt is comprised of the following:

	March 31, 2021	December 31, 2020
Revolving lines of credit	$924	$377
Finance lease	269	350
Unsecured senior notes	-	210,000
Other loans	462	31
Syndicated loan	239,796	22,835
Less: Deferred cost of financing	(6,068)	(9,107)
Total obligations under borrowing arrangements	235,383	224,486
Less: Current portion of long-term debt and other current borrowings	13,748	1,764
Long-term debt	$221,635	$222,722

On October 2020, the Company entered into a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bears interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. The effective interest rate for this credit facility including deferred issuance costs is 4.37%. In December 2020, we drew $23.1 million and used the proceeds of the long-term debt facility to repay several credit facilities. In January 2021, we drew an additional $220 million and used the proceeds to redeem the Company’s existing $210 million unsecured senior notes, which had an interest rate of 8.2% and matured in 2022. In relation to this, the Company accounted for debt extinguishment cost of $11.1 million which included a call premium charge of $8.6 million paid to exercise the call option, and $2.3 million non-cash expenses corresponding to the unamortized portion of deferred cost of financing related to fees paid when the unsecured senior notes were originated in 2017. Subsequent to the end of the first quarter and based on Tecnoglass’ leverage ratio as of March 31, 2021, the interestrate spread on the Company’s $300 million Senior Secured Credit Facility decreased 50 basis points to a spread of 2.50% in April 2021.

As of March 31, 2021 and December 31, 2020, all assets of the company are pledged as collateral for the $300 million Senior Secured Credit Facility.

The Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $269 and $350 as of March 31, 2021 and December 31, 2020, respectively. In line with this, the Company recorded right-of-use assets related to computing equipment for $223 and $321 as of March 31, 2021 and December 31, 2020, respectively. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 1,5 years. The right-of-use assets’ depreciation and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

Maturities of long-term debt and other current borrowings are as follows as of March 31, 2021:

2022	$13,748
2023	12,220
2024	15,195
2025	18,234
2026	182,055
Thereafter	-
Total	$241,452

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear an interest at a weighted average of rate 3.75% as of March 31, 2021 and have subsequently stepped down to 3.25% in April 2021.

Note 7. Hedging Activity and Fair Value Measurements

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

As of March 31, 2021, the fair value of foreign currency collar contracts was not measured contracts since these contracts were settled in January and February 2021.

We assess the effectiveness of our foreign currency collar contracts by comparing the change in the fair value of the collar contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our foreign currency collar contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the consolidated balance sheet as of December 31, 2020, were reclassified to earnings during the first quarter of 2021 for $185.

The fair value of our foreign currency hedges classified in the consolidated balance sheets as of December 31, 2020, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2020		December 31, 2020
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery Collar Contracts	Other current assets	$230	Accrued liabilities	$	( -)
Total derivative instruments	Total derivative assets	$230	Total derivative liabilities	$	( -)

The ending accumulated balance for the foreign currency collar contracts included in accumulated other comprehensive income, net of tax, was $159 as of December 31, 2020, comprised of a derivative gain of $230 and an associated net tax liability of $71.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three months ended March 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss)		OCI (Loss) into	Accumulated
	on Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	March 31,	March 31,		March 31,	March 31,
	2021	2020		2021	2020

Non-delivery Forwards and Collar Contracts	$-	$(5,228)	Operating Revenues	$185	$677

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

As of March 31, 2021, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 6 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt, which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2021	December 31, 2020
Fair Value	224,192	238,753
Carrying Value	221,635	222,722

Note 8. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended
	March 31,
	2021	2020
Current income tax
United States	$(678)	$(151)
Colombia	(2,295)	(2,747)
	(2,973)	(2,898)
Deferred income Tax
United States	30	(319)
Colombia	(734)	9,350
	(704)	9,031
Total income tax (provision) benefit	$(3,677)	$6,133

Effective tax rate	30.8%	25%

The weighted average statutory income tax rate for the three months ended March 31, 2021 and 2020 was 31% and 31%, respectively. The effective income tax rate of 30.8% as of March 31, 2021 approximates the statutory rate. The effective income tax rate of 25% as of March 31, 2020 reflects 4.2 percentage point favorable impact of unrealized foreign currency transaction losses related remeasurement of to long-term liabilities of our Colombian subsidiaries which are expected to be realized at a later year in which a lower income tax rate is expected to apply.

Note 9. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended March 31,
	2021	2020
Sales to related parties	$621	$1,192

Fees paid to directors and officers	$1,179	$961
Payments to other related parties	$962	$814

	March 31, 2021	December 31, 2020
Current Assets:
Due from VS	$5,515	$6,387
Due from other related parties	1,905	2,187
	$7,420	$8,574

Long Term due from VS	121	484

Liabilities:
Due to related parties - current	$4,333	$4,750
Due to related parties – Non-current	$651	$645

Ventana Solar S.A. (“VS”), a Panama Sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended March 31, 2021 and 2020 were $241 and $643, respectively.

Payments to other related parties during the three months ended March 31, 2021 and 2020 include the following:

	Three months ended March 31,
	2021	2020
Charitable contributions	$277	$349
Sales commissions	$382	$259

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 10. Shareholders’ Equity

Dividends

On March 9, 2021, the Company declared a regular quarterly dividend of $0.0275 per share, or $0.11 per share on an annualized basis. The dividend was paid on April 30, 2021 to shareholders of record as of the close of business on March 31, 2021.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Numerator for basic and diluted earnings per shares
Net Income (loss)	$8,252	$(18,668)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,674,773	46,117,631
Effect of dilutive securities and stock dividend	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,674,773	46,117,631
Basic earnings (loss) per ordinary share	$0.17	$(0.40)
Diluted earnings (loss) per ordinary share	$0.17	$(0.40)

Note 11. Commitments and Contingencies

Commitments

As of March 31, 2021, the Company had an outstanding obligation to purchase an aggregate of at least $8,654 of certain raw materials from a specific supplier before May 2026.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million was contributed through a parcel of land to be used for the building of a second factory. On October 28, 2020, the land was paid for through the issuance of an aggregate of 1,557,142 ordinary shares of the Company, at $7.00 per share, which represented an approximate 33% premium based on the Company´s share price as of October 27, 2020.

The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid if needed (based on debt availability as a first option).

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

Overview

We are a vertically integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass fabricator in 2020 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

RESULTS OF OPERATIONS

	Three months ended
	March 31,
	2021	2020
Operating Revenues	$110,880	$87,298
Cost of sales	65,737	56,871
Gross profit	45,143	30,427
Operating expenses	(19,750)	(17,278)
Operating income	25,393	13,149
Non-operating income and (expenses), net	159	(101)
Equity method income	1,091	260
Foreign currency transactions losses	(45)	(32,466)
Loss on extinguishment of debt	(11,147)	-
Interest Expense and deferred cost of financing	(3,522)	(5,643)
Income tax (provision) benefit	(3,675)	6,133
Net income (loss)	8,254	(18,668)
Income attributable to non-controlling interest	(86)	(98)
Income (Loss) attributable to parent	$8,168	$(18,766)

Comparison of quarterly periods ended March 31, 2021 and 2020

Revenues

The Company’s operating revenues increased $23.6 million or 27.0% from $87.3 million to $110.9 million for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020. In early 2020, initial COVID-19 lockdowns and other preventive measures slowed down our business, especially in Latin America as several customers halted activities and we shut down our manufacturing facilities in Colombia between March 24, 2020 and April 13, 2020 during the nationwide shelter-in-place order.

In contrast, strong sales during the first quarter of 2021 were driven by U.S. residential and commercial market activity, where sales increased $22.0 million, or 27.9%, from $78.8 million in 2020 to $100.8 million in 2021. Residential market sales increased $9.7 million, or 71%, from $13.7 million in 2020 to $23. million in 2021, and account for 21% of total sales during the quarter ended March 31, 2021.

Sales to Latin-American markets, including Colombia increased $1.6 million, or 18.5%, as our customers return to activities after lockdowns in slowly recovering markets.

Gross profit

Gross profit increased $14.7 million, or 48.4%, to $45.1 million during the three months ended March 31, 2021, compared with $30.4 million during the same period of 2020. This resulted in gross profit margin reaching 40.7% during the first quarter of 2021, up from 34.9% during the first quarter of 2020. The nearly 600-basis point improvement in gross margin mainly reflected a higher mix of revenue from manufacturing versus installation activity as we continue to grow into single family residential and a full quarter of greater operating efficiencies from prior automation initiatives.

Expenses

Operating expenses increased $2.5 million, or 14.3%, from $17.3 million to $19.8 million for the quarters ended March 31, 2020 and 2021, respectively. The increase was driven by $1.0 million, or 26.1% increase in shipping expense on increasing sales, along with smaller increases in personnel and services, which along with our efforts to enhance our lean administrative structure and tight cost controls and higher sales, led to operating expenses as a percentage of sales improving from 19.8% to 17.8%.

Non-operating income and expenses, net

During the three months ended March 31, 2021 and 2020, the Company recorded non-operating income of $0.2 million and non-operating expense of $0.1 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence. During the quarter ended March 31, 2021, the Company also recorded a loss in debt extinguishment of $11.1 million, comprised of a one-time $8.6 million call premium paid on the $210 million senior notes redemption, along with a $2.3 million non-cash amortization of deferred cost of financing related to said notes plus a $0.2 million foreign currency adjustment.

Foreign currency transaction gains and losses

During the quarter ended March 31, 2021, the Company recorded a non-cash loss of less than $0.1 million associated with foreign currency transactions loss, which excludes a non-cash $8.7 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net loss of $32.5 million during the three months ended March 31, 2020 within the statement of operations as the Colombian peso depreciated 24% during the quarter.

Interest Expense

Interest expense and deferred cost of financing decreased $2.1 million, or 37.6%, to $3.5 million during the quarter ended March 31, 2021 from $5.6 million during the quarters ended March 31, 2020 as a result of our new financing arrangement further described below in the liquidity section. The current period does not fully capture the full effect of the decrease in interest rates associated to the new syndicated facility given that the senior notes were taken out on January 30, 2021.

Income Taxes

During the quarters ended March 31, 2021 and 2020, the Company recorded an income tax provision of $3.7 million and a net income tax benefit of $6.1 million, respectively, reflecting an effective income tax rate of 31% and 25%, respectively. The effective income tax rate of 31% as of March 31, 2021 approximates the statutory rate.

As a result of the foregoing, the Company recorded a net income for the three months ended March 31, 2021 of $8.3 million compared to net loss of $18.7 million in the three months ended March 31, 2020.

Liquidity

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $85.2 million and $66.9 million, respectively.

On October 28, 2020, we entered into a new $300 million Senior Secured Credit Facility, consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility, with a maturity date of October 31, 2025. The Credit Facility has an accordion feature allowing the Company to increase the borrowing capacity to $325 million. We used the net proceeds to repay all outstanding borrowings under our previous credit facilities during the last quarter of 2020 and redeemed in full the $210 million unsecured senior notes, which bear interest at a rate of 8.2% and matured in 2022, following a step down in redemption price at the end of January 2021. This new facility, with its improved pricing, significantly reduces our cost of capital, including anticipated annual cash interest savings of approximately $11.1 million on current outstanding borrowings.

We anticipate that working capital will continue be a net benefit to cash flow for the full year 2021, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the three months ended March 31, 2021 and 2020, we made investments primarily in building and construction, and machinery and equipment in the amounts of $6.4 million, and $7.5 million, respectively.

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

The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid toward the end of the two-year construction period, if needed (based on debt availability as a first option).

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March 31,
	2021	2020
Cash Flow provided by Operating Activities	$28,964	$548
Cash Flow used in Investing Activities	(5,738)	(6,413)
Cash Flow used in Financing Activities	(2,072)	(720)
Effect of exchange rates on cash and cash equivalents	(2,893)	(4,453)
Cash Balance - Beginning of Period	66,899	47,862
Cash Balance - End of Period	$85,160	$36,824

During the three months ended March 31, 2021 and 2020, operating activities generated approximately $29.0 million and $0.5 million, respectively. The positive cashflow from operations during 2021 has been related to a much higher profitability year over year, enhanced working capital efforts, reduced interest expense and a more favorable mix of revenues in the single-family residential space which carries a shorter cash cycle and no retainage.

The main source of operating cash during the three months ended March 31, 2021 were contract assets and liabilities which generated $7.9 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, Contract assets and liabilities generated $2.4million during the three months ended March 31, 2020. The largest use of cash in operating activities was accrued interest expense, which used $7.2 million during the three months ended March 31, 2021, compared with $4.5 million generated during the three months ended March 31, 2020, with the increase mostly due to our new $300 million senior secured credit facility for which we paid the full balance of accrued interests on March 31, 2021.

We used $5.7 million and $6.4 million in investing activities during the three months ended March 31, 2021 and 2020, respectively. The main use of cash in investing activities during the three months ended March 31, 2021 was related to the automation of our architectural system assembly processes. During the first three months of 2021, we paid $5.7 million to acquire property plant and equipment, which in combination with $0.7 million acquired under credit, amount to total Capital Expenditures of $6.4 million. During 2020, we used $6.5 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $7.5 million.

Financing activities used $2.1 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively. Outflows during the first quarter of 2021 include the full redemption of the $210 million unsecured senior notes, which bore interest at a rate of 8.2% and matured in 2022, following a step down in redemption price at the end of January 2021, along with $8.6 million for the corresponding call premium. These payments were made with proceeds of the new Senior Secured Credit Facility for up to $300 million, of which we received proceeds of $220 million during the quarter.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2021, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2021

