Form 10-Q
period 2021-06-30
Tecnoglass Inc.
filed 2021-08-06
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ☒

As of July 31, 2021, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$100,295	$66,899
Investments	2,078	2,387
Trade accounts receivable, net	91,233	88,368
Due from related parties	8,543	8,574
Inventories	74,717	80,742
Contract assets – current portion	24,068	26,288
Other current assets	16,946	13,545
Total current assets	$317,880	$286,803
Long-term assets:
Property, plant and equipment, net	$149,566	$152,266
Deferred income taxes	1,252	268
Contract assets – non-current	10,785	10,228
Due from related parties - long term	-	484
Long-term trade accounts receivable	4,361	2,985
Intangible assets	4,320	5,112
Goodwill	23,561	23,561
Long-term investments	49,414	47,535
Other long-term assets	4,537	2,783
Total long-term assets	247,796	245,222
Total assets	$565,676	$532,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$13,376	$1,764
Trade accounts payable and accrued expenses	56,303	42,178
Accrued interest expense	4	7,175
Due to related parties	4,502	4,750
Dividends payable	1,353	1,352
Contract liability – current portion	36,670	24,694
Other current liabilities	11,806	9,630
Total current liabilities	$124,014	$91,543
Long-term liabilities:
Deferred income taxes	$278	$3,170
Long-term liabilities from related parties	656	645
Contract liability – non-current	884	977
Long-term debt	218,949	222,722
Total long-term liabilities	220,767	227,514
Total liabilities	$344,781	$319,057
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 47,674,773 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Legal Reserves	2,273	2,273
Additional paid-in capital	219,290	219,290
Retained earnings	59,104	34,326
Accumulated other comprehensive (loss)	(60,490)	(43,512)
Shareholders’ equity attributable to controlling interest	220,182	212,382
Shareholders’ equity attributable to non-controlling interest	713	586
Total shareholders’ equity	220,895	212,968
Total liabilities and shareholders’ equity	$565,676	$532,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues:
External customers	$120,136	$81,590	$230,395	$167,696
Related parties	1,578	352	2,199	1,544
Total operating revenues	121,714	81,942	232,594	169,240
Cost of sales	73,087	50,146	138,824	107,017
Gross profit	48,627	31,796	93,770	62,223
Operating expenses:
Selling expense	(12,030)	(8,961)	(23,111)	(18,629)
General and administrative expense	(8,200)	(7,610)	(16,869)	(15,220)
Total operating expenses	(20,230)	(16,571)	(39,980)	(33,849)
Operating income	28,397	15,225	53,790	28,374
Non-operating income (expenses), net	(240)	7	(81)	(94)
Equity method income (loss)	788	(166)	1,879	94
Foreign currency transactions gains (loss)	190	13,309	145	(19,157)
Gain (loss) on debt extinguishment	169	-	(10,978)	-
Interest expense and deferred cost of financing	(2,442)	(5,446)	(5,964)	(11,089)
Income (loss) before taxes	26,862	22,929	38,791	(1,872)
Income tax (provision)	(7,587)	(6,875)	(11,264)	(742)
Net income (loss)	$19,275	$16,054	$27,527	$(2,614)
(Loss) Income attributable to non-controlling interest	(41)	143	(127)	45
Income (Loss) attributable to parent	$19,234	$16,197	$27,400	$(2,569)
Comprehensive income:
Net income (loss)	$19,275	$16,054	$27,527	$(2,614)
Foreign currency translation adjustments	(1,184)	4,367	(16,819)	(14,921)
Change in fair value derivative contracts	-	2,618	(159)	(1,447)
Total comprehensive income	$18,090	$23,039	$10,549	$(18,982)
Comprehensive income attributable to non-controlling interest	(41)	143	(127)	45
Total comprehensive income (loss) attributable to parent	$18,049	$23,182	$10,422	$(18,937)
Basic income (loss) per share	$0.40	$0.35	$0.58	$(0.06)
Diluted income (loss) per share	$0.40	$0.35	$0.58	$(0.06)
Basic weighted average common shares outstanding	47,674,773	46,117,631	47,674,773	46,117,631
Diluted weighted average common shares outstanding	47,674,773	46,117,631	47,674,773	46,117,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,527	$(2,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for bad debts	748	691
Depreciation and amortization	10,507	10,206
Deferred income taxes	424	(6,478)
Equity method income	(1,879)	(94)
Deferred cost of financing	623	861
Other non-cash adjustments	(19)	42
Loss on debt extinguishment	2,333	-
Unrealized currency translation losses	2,555	23,585
Changes in operating assets and liabilities:
Trade accounts receivables	(6,743)	13,785
Inventories	(1,385)	(8,252)
Prepaid expenses	(2,024)	(1,017)
Other assets	(7,169)	1,363
Trade accounts payable and accrued expenses	24,556	(10,358)
Accrued interest expense	(7,171)	(84)
Taxes payable	3,396	(5,911)
Labor liabilities	(148)	(982)
Contract assets and liabilities	14,677	11,246
Related parties	(23)	(1,200)
CASH PROVIDED BY OPERATING ACTIVITIES	$60,785	$24,789

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	166	364
Purchase of investments	(49)	(167)
Acquisition of property and equipment	(18,323)	(7,395)
CASH USED IN INVESTING ACTIVITIES	$(18,206)	$(7,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(2,621)	(1,265)
Loss on debt extinguishment - call premium	(8,610)	-
Deferred financing transaction costs	(88)	-
Proceeds from debt	221,146	17,796
Repayments of debt	(216,676)	(14,698)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(6,849)	$1,833

Effect of exchange rate changes on cash and cash equivalents	$(2,334)	$(3,862)

NET INCREASE IN CASH	33,396	15,562
CASH - Beginning of period	66,899	47,862
CASH - End of period	$100,295	$63,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,286	$9,513
Income Tax	$9,471	$7,014

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$937	$907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2020	47,674,773	5	219,290	2,273	34,326	(43,512)	212,382	586	212,968

Dividend	-	-	-	-	(1,311)	-	(1,311)	-	(1,311)

Derivative financial instruments	-	-	-	-	-	(159)	(159)	-	(159)

Foreign currency translation	-	-	-	-	-	(15,635)	(15,635)	-	(15,635)

Net income	-	-	-	-	8,166	-	8,166	86	8,252

Balance at March 31, 2021	47,674,773	5	219,290	2,273	41,181	(59,306)	203,443	672	204,115

Dividend	-	-	-	-	(1,311)	-	(1,311)	-	(1,311)

Derivative financial instruments	-	-	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(1,184)	(1,184)	-	(1,184)

Net income	-	-	-	-	19,234	-	19,234	41	19,275

Balance at June 30, 2021	47,674,773	5	219,290	2,273	59,104	(60,490)	220,182	713	220,895

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interes
Balance at December 31, 2019	46,117,631	5	208,283	1,367	16,213	(39,264)	186,604	606	187,210

Dividend	-	-	107	-	(1,344)	-	(1,237)	-	(1,237)

Derivative financial instruments	-	-	-	-	-	(4,065)	(4,065)	-	(4,065)

Foreign currency translation	-	-	-	-	-	(19,288)	(19,288)	-	(19,288)

Net income	-	-	-	-	(18,766)	-	(18,766)	98	(18,668)

Balance at March 31, 2020	46,117,631	5	208,390	1,367	(3,897)	(62,617)	143,248	704	143,952

Dividend	-	-	-	-	(1,267)	-	(1,267)	-	(1,267)

Legal Reserve	-	-	-	906	(906)	-	-	-	-

Derivative financial instruments	-	-	-	-	-	2,618	2,618	-	2,618

Foreign currency translation	-	-	-	-	-	4,367	4,367	-	4,367

Net income	-	-	-	-	16,197	-	16,197	(143)	16,054

Balance at June 30, 2020	46,117,631	5	208,390	2,273	10,127	(55,632)	165,163	561	165,724

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

The Company has one operating segment, Architectural Glass and Windows  , which is also its reporting segment, comprising the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and window product sold to the construction industry.

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

Recently Issued Accounting Pronouncements

In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The FASB issued ASU 2019-10 and ASU 2019-11 during the fourth quarter of 2019 that postponed the effective date to the year beginning after December 15, 2022. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842), which amends SEC Staff Accounting Bulletin No. 119 (SAB119) which contains interpretative guidance from the SEC aligned to the FASB’s ASC 326. The Company is currently evaluating the potential effect of these ASUs on its condensed consolidated financial statements.

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

Note 3. - Inventories, net

	June 30,2021	December 31,2020
Raw materials	$43,906	$47,282
Work in process	16,876	19,345
Finished goods	4,050	4,434
Spares and accessories	8,828	8,981
Packing material	1,161	783
Total Inventories, gross	74,821	80,825
Less: Inventory allowance	(104)	(83)
Total inventories, net	$74,717	$80,742

Note 4. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed price contracts	$19,060	$21,533	$41,493	$46,560
Product sales	102,654	60,409	191,101	122,680
Total Revenues	$121,714	$81,942	$232,594	$169,240

The following table presents geographical information about revenues.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Colombia	$8,166	$1,820	$15,831	$8,292
United States	109,879	79,148	210,686	157,946
Panama	1,262	150	1,518	830
Other	2,407	824	4,559	2,172
Total Revenues	$121,714	$81,942	$232,594	$169,240

Contract Assets and Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales, but have not been billed to customers and are classified as current. In addition, a portion of the amounts billed on certain fixed price contracts that are withheld by the customer as a retainage until a final good receipt of the complete project to the customers satisfaction  . Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in long-term liabilities in the Company’s condensed consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	June 30, 2021	December 31, 2020
Contract assets — current	$24,068	$26,288
Contract assets — non-current	10,785	10,228
Contract liabilities — current	(36,670)	(24,694)
Contract liabilities — non-current	(884)	(977)
Net contract assets	$(2,701)	$10,845

The components of contract assets are presented in the table below.

	June 30, 2021	December 31, 2020
Unbilled contract receivables, gross	$11,722	$13,534
Retainage	23,131	22,982
Total contract assets	34,853	36,516
Less: current portion	24,068	26,288
Contract Assets – non-current	$10,785	$10,228

The components of contract liabilities are presented in the table below.

	June 30, 2021	December 31, 2020
Billings in excess of costs	$11,745	7,191
Advances from customers on uncompleted contracts	25,809	18,480
Total contract liabilities	37,554	25,671
Less: current portion	36,670	24,694
Contract liabilities – non-current	$884	977

During the three and six months ended June 30, 2021, the Company recognized $3,764 and $1,468  of sales related to its contract liabilities at January 1, 2021, respectively. During the three and six months ended June 30, 2020, the Company recognized $370 and $1,649 of sales related to its contract liabilities at January 1, 2020, respectively.

Remaining Performance Obligations

As of June 30, 2021, the Company had $267.3 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $101.0 million are expected to be recognized during the year ending December 31, 2021, and $166.3 million during the year ending December 31, 2022 or thereafter.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Also, it includes the intangibles acquired during the acquisition of GM&P.

	June 30, 2021
	Gross	Acc. Amort.	Net
Trade Names	$980	$(849)	$131
Notice of Acceptances (NOAs), product designs and other intellectual property	9,429	(5,755)	3,674
Non-compete Agreement	165	(143)	22
Customer Relationships	4,140	(3,647)	493
Total	$14,714	$(10,394)	$4,320

	December 31, 2020
	Gross	Acc. Amort.	Net
Trade Names	$980	$(751)	$229
Notice of Acceptances (NOAs), product designs and other intellectual property	9,236	(5,255)	3,981
Non-compete Agreement	165	(126)	39
Customer Relationships	4,140	(3,277)	863
Total	$14,521	$(9,409)	$5,112

The weighted average amortization period is 5.33 years.

During the three and six months ended June 30, 2021, the amortization expense amounted to $547 and $1,099, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations. Similarly, during the three and six months ended June 30, 2020, the amortization expense amounted to $549 and $1,099, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2021 is as follows:

Year ending	(in thousands)
2021	$1,106
2022	1,208
2023	894
2024	578
2025	265
Thereafter	269
$4,320

Note 6. Debt

The Company’s debt is comprised of the following:

	June 30, 2021	December 31, 2020
Revolving lines of credit	$685	$377
Finance lease	222	350
Unsecured senior notes	-	210,000
Other loans	344	31
Syndicated loan	236,757	22,835
Less: Deferred cost of financing	(5,683)	(9,107)
Total obligations under borrowing arrangements	232,325	224,486
Less: Current portion of long-term debt and other current borrowings	13,376	1,764
Long-term debt	$218,949	$222,722

On October 2020, the Company entered into a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bears interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. The effective interest rate for this credit facility including deferred issuance costs is 4.37%. In December 2020, we drew $23.1 million and used the proceeds of the long-term debt facility to repay several credit facilities. In January 2021, we drew an additional $220 million and used the proceeds to redeem the Company’s existing $210 million unsecured senior notes, which had an interest rate of 8.2% and matured in 2022. In relation to this, the Company accounted for debt extinguishment cost of $11.1 million which included a call premium charge of $8.6 million paid to exercise the call option, and $2.3 million non-cash expenses corresponding to the unamortized portion of deferred cost of financing related to fees paid when the unsecured senior notes were originated in 2017. Subsequent to the end of the second quarter and based on Tecnoglass’ leverage ratio as of June 30, 2021, the interest rate spread on the Company’s $300 million Senior Secured Credit Facility continues to be at the lowest part of the grid, equivalent to a spread of 2.50%.

As of June 30, 2021 and December 31, 2020, all assets of the company are pledged as collateral for the $300 million Senior Secured Credit Facility. This credit facility also includes covenants to maintain certain leverage and fixed charge coverage ratios with which the Company is in full compliance.

The Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $222 and $350 as of June 30, 2021 and December 31, 2020, respectively. In line with this, the Company recorded right-of-use assets related to computing equipment for $184 and $321 as of June 30, 2021 and December 31, 2020, respectively. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 1.3 years. The right-of-use assets’ depreciation and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

Maturities of long-term debt and other current borrowings are as follows as of June 30, 2021:

2022	$13,375
2023	12,188
2024	16,715
2025	18,234
2026	177,496
Thereafter	-
Total	$238,008

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear an interest at a weighted average of rate 3.25% as of June 30, 2021  .

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

 As of June 30, 2021, the fair value of foreign currency collar contracts was not measured since we currently do not have any open contracts, with the last settlements taking place in January and February 2021.

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

The fair value of our foreign currency hedges classified in the consolidated balance sheets as of December 31, 2020, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2020		December 31, 2020
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery Collar Contracts	Other current assets	$230	Accrued liabilities	$	(-)
Total derivative instruments	Total derivative assets	$230	Total derivative liabilities	$	(-)

The ending accumulated balance for the foreign currency collar contracts included in accumulated other comprehensive income, net of tax, was $159 as of December 31, 2020, comprised of a derivative gain of $230 and an associated net tax liability of $71.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and six months ended June 2021:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss)		OCI (Loss) into	Accumulated
	on Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2021	2020		2021	2020

Non-delivery Forwards and Collar Contracts	$-	$(1,379)	Operating Revenues	$-	$1,330

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Six Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2021	2020		2021	2020

Non-delivery Collar Contracts	$-	$(6,607)	Operating Revenues	$185	$2,007

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

As of June 30, 2021, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 6 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2021	December 31, 2020
Fair Value	221,400	238,753
Carrying Value	218,949	222,722

Note 8. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Current income tax
United States	$(888)	$(352)	$(1,666)	$(612)
Colombia	(6,979)	(3,970)	(9,174)	(6,608)
	(7,867)	(4,322)	(10,840)	(7,220)
Deferred income Tax
United States	(488)	758	40	-415
Colombia	768	(3,311)	-464	6,893
	280	(2,553)	-424	6,478
Total income provision	$(7,587)	$(6,875)	$(11,264)	$(742)

Effective tax rate	28.2%	30.0%	29.0%	-39.6%

The weighted average statutory income tax rate for the three months ended June 30, 2021 and 2020 was 28.2% and 29.0%, respectively, which approximate the statutory rate. The effective income tax rate for the six months ended June 30, 2020 of -40% reflects the impact of unrealized foreign currency transaction losses related to the remeasurement of long-term liabilities of our Colombian subsidiaries which were expected to be realized at a later year in which a lower income tax rate was expected to apply per tax regulation at the time.

Note 9. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors and managers:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales to related parties	$1,578	$352	$2,199	$1,544

Fees paid to directors and officers	$1,288	$957	$2,467	$2,179
Payments to other related parties	$915	$903	$1,877	$1,717

	June 30, 2021	December 31, 2020
Current Assets:
Due from VS	$6,737	$6,387
Due from other related parties	1,806	2,187
Due from related parties, current	$8,543	$8,574

Long Term due from VS	-	484

Liabilities:
Due to related parties - current	$4,502	$4,750
Due to related parties – Non-current	$656	$645

Ventana Solar S.A. (“VS”), a Panama Sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS  . The Company’s sales to VS for the three months ended June 30, 2021 and 2020 were $1,227 and $151, respectively. The Company’s sales to VS for the six months ended June 30, 2021 and 2020 were $1,468 and $794, respectively.

Payments to other related parties during the three months ended June 30, 2021 and 2020 include the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Charitable contributions	$304	$213	$581	$562
Sales commissions	$266	$288	$648	$547

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 10. Shareholders’ Equity

Dividends

On June 7, 2021, the Company declared a regular quarterly dividend of $0.0275 per share, or $0.11 per share on an annualized basis. The dividend was paid on July 30, 2021 to shareholders of record as of the close of business on June 30, 2021.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per shares
Net Income (loss)	$19,275	$16,054	$27,527	$(2,614)

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,674,773	46,117,631	47,674,773	46,117,631
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,674,773	46,117,631	47,674,773	46,117,631
Basic earnings (loss) per ordinary share	$0.40	$0.35	$0.58	$(0.06)
Diluted earnings (loss) per ordinary share	$0.40	$0.35	$0.58	$(0.06)

Note 11. Commitments and Contingencies

Commitments

As of June 30, 2021, the Company had an outstanding obligation to purchase an aggregate of at least $4,503 of certain raw materials from a specific supplier before May 2026.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain  , a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million was contributed through a parcel of land to be used for the building of a second factory. On October 28, 2020, the land was paid for through the issuance of an aggregate of 1,557,142 ordinary shares of the Company, at $7.00 per share, which represented an approximate 33% premium based on the Company´s share price as of October 27, 2020.

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

We have more than 35 years of experience in architectural glass and aluminum profile structure assembly, we transform a variety of glass products, including tempered safety, double thermo-acoustic and laminated glass. Our finished glass products are installed in a wide variety of buildings across a number of different applications, including floating facades, curtain walls, windows, doors, handrails, interior and bathroom spatial dividers. We also produce aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacturing of windows.

Our products are manufactured in a 3.0 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions including El Dorado Airport (Bogota), 50 United Nations Plaza (New York), Trump Plaza (Panama), Icon Bay (Miami), and Salesforce Tower (San Francisco). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

RESULTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues	$121,714	$81,942	$232,594	$169,240
Cost of sales	73,087	50,146	138,824	107,017
Gross profit	48,627	31,796	93,770	62,223
Operating expenses	(20,230)	(16,571)	(39,980)	(33,849)
Operating income	28,397	15,225	53,790	28,374
Non-operating income and (expenses), net	(240)	7	(81)	(94)
Equity method income (loss)	788	(166)	1,879	94
Foreign currency transactions gains (losses)	190	13,309	145	(19,157)
Loss on extinguishment of debt	169	-	(10,978)	-
Interest expense and deferred cost of financing	(2,442)	(5,446)	(5,964)	(11,089)
Income tax provision	(7,587)	(6,875)	(11,264)	(742)
Net income (loss)	19,275	16,054	27,527	(2,614)
(Income) loss attributable to non-controlling interest	(41)	143	(127)	45
Income (loss) attributable to parent	$19,234	$16,197	$27,400	$(2,569)

Comparison of quarterly periods ended June 30, 2021 and 2020

Revenues

The Company’s operating revenues increased $39.8 million or 48.5% from $81.9 million to $121.7 million for the quarter ended June 30, 2021 compared with the quarter ended June 31, 2020. In early 2020, initial COVID-19 lockdowns and other preventive measures slowed down our business, especially in Latin America as several customers halted activities and we shut down our manufacturing facilities in Colombia between March 24, 2020 and April 13, 2020 during the nationwide shelter-in-place order.

Strong sales during the second quarter of 2021 were driven by strong U.S. residential and commercial market activity, where sales increased $30.7 million, or 38.8%, from $79.1 million in 2020 to $109.9 million in 2021. Single family residential market sales increased $25.1 million, or 159%, from $15.8 million in 2020 to $40.9 million in 2021, and account for 33.6% of total sales during the quarter ended June 30, 2021.

Sales to Latin-American markets, including Colombia increased $9.0 million, or 323.7%, as our customers continue to return to activities after lockdowns in slowly recovering markets.

Gross profit

Gross profit increased $16.8 million, or 52.8%, to $48.6 million during the three months ended June 30, 2021, compared with $31.8 million during the same period of 2020. This resulted in gross profit margin reaching 39.9% during the second quarter of 2021, up from 38.8% during the second quarter of 2020. The 110-basis point improvement in gross margin mainly reflected a higher mix of revenue from manufacturing versus installation activity as we continue to grow into single family residential, full quarter of greater operating efficiencies from prior automation initiatives and operating leverage on higher sales.

Expenses

Operating expenses increased $3.7 million, or 22.1%, from $16.6 million to $20.2 million for the quarters ended June 30, 2020 and 2021, respectively. The increase was driven by $2.0 million, or 55.4% increase in shipping expense on increasing sales, along with smaller increases in personnel and sales commissions. As a result of operating leverage from higher sales and our continued effort to enhance our lean administrative structure and tight cost controls our operating expenses as a percentage of sales improved from 20.2% to 16.6%.

Non-operating income and expenses, net

During the three months ended June 30, 2021 and 2020, the Company recorded non-operating expense of $0.2 million and nearly zero net non-operating income, respectively. Non-operating income and expenses, net is comprised primarily of non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence and income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the quarter ended June 30, 2021, the Company recorded a non-cash gain of $0.2 million associated with foreign currency transactions, which excludes a non-cash $0.4 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net gain of $13.3 million during the three months ended June 30, 2020 within the statement of operations as the Colombian peso appreciated 8% during the quarter.

Interest Expense

Interest expense and deferred cost of financing decreased $3.0 million, or 55.2%, to $2.4 million during the quarter ended June 30, 2021 from $5.4 million during the quarters ended June 30, 2020 as a result of our new financing arrangement further described below in the liquidity section.

Income Taxes

During the quarters ended June 30, 2021 and 2020, the Company recorded an income tax provision of $7.6 million and $6.9 million, respectively, reflecting an effective income tax rate of 28% and 30%, respectively, which approximate the statutory rate.

As a result of the foregoing, the Company recorded a net income for the three months ended June 30, 2021 of $19.3 million compared to net income of $16.1 million in the three months ended June 30, 2020.

Comparison of six-month periods ended June 30, 2021 and 2020

Revenues

The Company’s operating revenues increased $63.4 million or 37.4% from $169.2 million to $232.6 million for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. In early 2020, initial COVID-19 lockdowns and other preventive measures slowed down our business, especially in Latin America as several customers halted activities and we shut down our manufacturing facilities in Colombia between March 24, 2020 and April 13, 2020 during the nationwide shelter-in-place order.

Strong sales during the first six months of 2021 were driven by U.S. single family residential and commercial market activity, where sales increased $52.7 million, or 33.4%, from $157.9 million in 2020 to $210.7 million in 2021. Single family residential market sales increased $34.8 million, or 118.2%, from $29.5 million in 2020 to $64.3 million in 2021, and accounted for 27.6% of total sales during the six months ended June 30, 2021.

Sales to Latin-American markets, including Colombia increased $10.6 million, or 94.0%, as our customers continue to return to activities after lockdowns in slowly recovering markets.

Gross profit

Gross profit increased $31.5 million, or 50.7%, to $93.7 million during the six months ended June 30, 2021, compared with $62.2 million during the same period of 2020. This resulted in gross profit margin reaching 40.3% during the first six months of 2021, up from 36.8% during the first six months of 2020. The 350-basis point improvement in gross margin mainly reflected a higher mix of revenue from manufacturing versus installation activity as we continue to grow into single family residential, greater operating efficiencies from prior automation initiatives and operating leverage on higher revenues.

Expenses

Operating expenses increased $6.1 million, or 18.1%, from $33.8 million to $40.0 million for the six months ended June 30, 2020 and 2021, respectively. The increase was driven by $3.1 million, or 39.9% increase in shipping expense on increasing sales, along with smaller increases in personnel and sales commissions. As a result of operating leverage from higher sales and our continued effort to enhance our lean administrative structure and tight cost controls our operating expenses as a percentage of sales improved from 20.0% to 17.2%.

Non-operating income and expenses, net

During the six months ended June 30, 2021 and 2020, the Company recorded a non-operating expense of $0.1 million and $0.1 million, respectively. Non-operating income and expenses, net is comprised primarily of non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence and income from rental properties and gains on sale of scrap materials..

During the six months ended June 30, 2021, the Company also recorded a loss in debt extinguishment of $11.1 million, mainly comprised of a one-time $8.6 million call premium paid on the $210 million senior notes redemption, along with a non-cash amortization of deferred cost of financing related to said notes.

Foreign currency transaction gains and losses

During the six months ended June 30, 2021, the Company recorded a non-cash gain of $0.1 million associated with foreign currency transactions gain, which excludes a non-cash $9.1 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net loss of $19.2 million during the six months ended June 30, 2020 within the statement of operations as the Colombian peso depreciated 24% during the period.

Interest Expense

Interest expense and deferred cost of financing decreased $5.1 million, or 46.2%, to $6.0 million during the six months ended June 30, 2021 from $11.1 million during the six months ended June 30, 2020 as a result of our new financing arrangement further described below in the liquidity section. The current period does not fully capture the full effect of the decrease in interest rates associated to the new syndicated facility given that the senior notes were taken out on January 30, 2021.

Income Taxes

During the six month periods ended June 30, 2021 and 2020, the Company recorded an income tax provision of $11.3 million and $0.7 million, respectively, reflecting an effective income tax rate of 29% and -40%, respectively. The effective income tax rate of 28% as of June 30, 2021 approximates the statutory rate. The effective income tax rate for the six months ended June 30, 2020 of -40% reflects the impact of unrealized foreign currency transaction losses related to the remeasurement of long-term liabilities of our Colombian subsidiaries which were expected to be realized at a later year in which a lower income tax rate was expected to apply per tax regulation at the time.

As a result of the foregoing, the Company recorded a net income for the six months ended June 30, 2021 of $27.5 million compared to net loss of $2.6 million in the six months ended June 30, 2020.

Liquidity

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $100.3 million and $66.9 million, respectively.

On October 28, 2020, we entered into a new $300 million Senior Secured Credit Facility, consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility, with a maturity date of October 31, 2025. The Credit Facility has an accordion feature allowing the Company to increase the borrowing capacity to $325 million. We used the net proceeds to repay all outstanding borrowings under our previous credit facilities during the last quarter of 2020 and redeemed in full the $210 million unsecured senior notes, which had an interest rate of 8.2% and were to mature in 2022. This new facility, with its improved pricing, significantly reduces our cost of capital, including anticipated annual cash interest savings of approximately $12 million on current outstanding borrowings.

We anticipate that working capital will continue be a net benefit to cash flow for the full year 2021, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the six months ended June 30, 2021 and 2020, we made investments primarily in building and construction, and machinery and equipment in the amounts of $19.3 million and $8.3 million, respectively.

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

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2021	2020
Cash Flow provided by Operating Activities	$60,785	$24,789
Cash Flow used in Investing Activities	(18,206)	(7,198)
Cash Flow used in Financing Activities	(6,849)	1,833
Effect of exchange rates on cash and cash equivalents	(2,334)	(3,862)
Cash Balance - Beginning of Period	66,899	47,862
Cash Balance - End of Period	$100,295	$63,424

During the six months ended June 30, 2021 and 2020, operating activities generated approximately $60.8 million and $24.8 million, respectively. The positive cashflow from operations during the first half of 2021 has been related to a much higher profitability year over year, enhanced working capital efforts, reduced interest expense and a more favorable mix of revenues in the single-family residential space which carries a shorter cash cycle and no retainage.

The main source of operating cash during the six months ended June 30, 2021 was trade accounts payables, which generated $24.6 million in contrast with a use of $10.4 during the same period of 2020. The increase in trade accounts payables as of June is related to increasing purchases to support our growing material needs to support our increased output. Additionally, contract assets and liabilities which generated $14.7 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, contract assets and liabilities generated $11.2million during the six months ended June 30, 2020. The largest use of cash in operating activities was accrued interest expense, which used $7.2 million during the six months ended June 30, 2021, compared with $0.1 million generated during the six months ended June 30, 2020, with the increase mostly due to our new $300 million senior secured credit facility for which we paid the full balance of accrued interests on June 30, 2021. Other assets, comprised mostly of prepaid expenses and prepaid taxes used $7.2 million during the six months, in contrast with $1.4 million generated during the same period of 2020.

We used $18.2 million and $7.2 million in investing activities during the six months ended June 30, 2021 and 2020, respectively. The main use of cash in investing activities during the six months ended June 30, 2021 was related to the automation of our architectural system assembly processes. During the first six months of 2021, we paid $18.3 million to acquire property plant and equipment, which in combination with $0.9 million acquired under credit, amount to total Capital Expenditures of $19.3 million. During 2020, we used $7.4 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $8.3 million.

Financing activities used $6.8 million and provided $1.8 million during the six months ended June 30, 2021 and 2020, respectively. Outflows during the first six months of 2021 include the full redemption of the $210 million unsecured senior notes, which bore interest at a rate of 8.2% and matured in 2022, following a step down in redemption price at the end of January 2021, along with $8.6 million for the corresponding call premium. These payments were made with proceeds of the new Senior Secured Credit Facility for up to $300 million, of which we received proceeds of $220 million during the six-month period.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2021, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2021

