Form 10-Q
period 2021-09-30
Tecnoglass Inc.
filed 2021-11-08
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(+57)(605) 373 4000

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

Yes ☐ No ☒

As of October 31, 2021, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$86,520	$66,899
Investments	2,038	2,387
Trade accounts receivable, net	100,039	88,368
Due from related parties	8,397	8,574
Inventories	80,142	80,742
Contract assets – current portion	21,927	26,288
Other current assets	18,308	13,545
Total current assets	$317,371	$286,803
Long-term assets:
Property, plant and equipment, net	$156,864	$152,266
Deferred income taxes	2,225	268
Contract assets – non-current	10,742	10,228
Due from related parties - long term	-	484
Long-term trade accounts receivable	4,387	2,985
Intangible assets	3,842	5,112
Goodwill	23,561	23,561
Long-term investments	50,705	47,535
Other long-term assets	4,545	2,783
Total long-term assets	256,871	245,222
Total assets	$574,242	$532,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$13,047	$1,764
Trade accounts payable and accrued expenses	74,176	42,178
Accrued interest expense	3	7,175
Due to related parties	2,903	4,750
Dividends payable	1,353	1,352
Contract liabilities – current portion	34,507	24,694
Other current liabilities	20,985	9,630
Total current liabilities	$146,974	$91,543
Long-term liabilities:
Deferred income taxes	$158	$3,170
Long-term liabilities from related parties	662	645
Contract liabilities – non-current	605	977
Long-term debt	189,340	222,722
Total long-term liabilities	190,765	227,514
Total liabilities	$337,739	$319,057
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 47,674,773 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Legal Reserves	2,273	2,273
Additional paid-in capital	219,290	219,290
Retained earnings	78,711	34,326
Accumulated other comprehensive loss	(64,513)	(43,512)
Shareholders’ equity attributable to controlling interest	235,766	212,382
Shareholders’ equity attributable to non-controlling interest	737	586
Total shareholders’ equity	236,503	212,968
Total liabilities and shareholders’ equity	$574,242	$532,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
External customers	$129,738	$102,980	$360,133	$270,676
Related parties	672	329	2,871	1,873
Total operating revenues	130,410	103,309	363,004	272,549
Cost of sales	78,765	63,188	217,589	170,205
Gross profit	51,645	40,121	145,415	102,344
Operating expenses:
Selling expense	(13,310)	(10,534)	(36,421)	(29,163)
General and administrative expense	(8,181)	(9,381)	(25,050)	(24,601)
Total operating expenses	(21,491)	(19,915)	(61,471)	(53,764)
Operating income	30,154	20,206	83,944	48,580
Non-operating income (expenses), net	139	(138)	58	(232)
Equity method income	1,291	695	3,170	789
Foreign currency transactions gains (losses)	188	(3,066)	333	(22,223)
Gain (loss) on debt extinguishment	175	-	(10,803)	-
Interest expense and deferred cost of financing	(2,156)	(6,147)	(8,120)	(17,236)
Income before taxes	29,791	11,550	68,582	9,678
Income tax	(8,848)	(3,279)	(20,112)	(4,021)
Net income	$20,943	$8,271	$48,470	$5,657
(Income) loss attributable to non-controlling interest	(24)	52	(151)	97
Income attributable to parent	$20,919	$8,323	$48,319	$5,754
Comprehensive income:
Net income	$20,943	$8,271	$48,470	$5,657
Foreign currency translation adjustments	(4,023)	(4,024)	(20,843)	(18,945)
Change in fair value derivative contracts	-	506	(159)	(941)
Total comprehensive income (loss)	$16,920	$4,753	$27,468	$(14,229)
Comprehensive (income) loss attributable to non-controlling interest	(24)	52	(151)	97
Total comprehensive income (loss) attributable to parent	$16,896	$4,805	$27,317	$(14,132)
Basic income per share	$0.44	$0.18	$1.02	$0.12
Diluted income per share	$0.44	$0.18	$1.02	$0.12
Basic weighted average common shares outstanding	47,674,773	46,117,631	47,674,773	46,117,631
Diluted weighted average common shares outstanding	47,674,773	46,117,631	47,674,773	46,117,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,470	$5,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for bad debts	1,056	1,035
Depreciation and amortization	15,605	15,421
Deferred income taxes	398	(7,612)
Equity method income	(3,170)	(789)
Deferred cost of financing	994	1,306
Other non-cash adjustments	(25)	158
Loss on debt extinguishment	2,333	-
Unrealized currency translation losses	4,582	24,197
Changes in operating assets and liabilities:
Trade accounts receivables	(16,961)	6,353
Inventories	(8,761)	(5,127)
Prepaid expenses	(2,004)	(686)
Other assets	(10,210)	12,455
Trade accounts payable and accrued expenses	41,337	(14,612)
Accrued interest expense	(7,172)	(4,678)
Taxes payable	11,915	(569)
Labor liabilities	1,056	5
Contract assets and liabilities	15,583	18,851
Related parties	(1,604)	(341)
CASH PROVIDED BY OPERATING ACTIVITIES	$93,422	$51,024

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	177	470
Purchase of investments	(63)	(189)
Acquisition of property and equipment	(32,064)	(13,732)
CASH USED IN INVESTING ACTIVITIES	$(31,950)	$(13,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(3,932)	(2,533)
Loss on debt extinguishment - call premium	(8,610)	-
Deferred financing transaction costs	(91)	-
Proceeds from debt	221,135	17,747
Repayments of debt	(247,024)	(30,453)
CASH USED IN FINANCING ACTIVITIES	$(38,522)	$(15,239)

Effect of exchange rate changes on cash and cash equivalents	$(3,329)	$(765)

NET INCREASE IN CASH	19,621	21,569
CASH - Beginning of period	66,899	47,862
CASH - End of period	$86,520	$69,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$14,124	$18,650
Income Tax	$11,982	$8,318

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$1,641	$919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2020	47,674,773	5	219,290	2,273	34,326	(43,512)	212,382	586	212,968

Dividend	-	-	-	-	(1,311)	-	(1,311)	-	(1,311)

Derivative financial instruments	-	-	-	-	-	(159)	(159)	-	(159)

Foreign currency translation	-	-	-	-	-	(15,635)	(15,635)	-	(15,635)

Net income	-	-	-	-	8,166	-	8,166	86	8,252

Balance at March 31, 2021	47,674,773	5	219,290	2,273	41,181	(59,305)	203,444	672	204,116

Dividend	-	-	-	-	(1,311)	-	(1,311)	-	(1,311)

Foreign currency translation	-	-	-	-	-	(1,185)	(1,185)	-	(1,185)

Net income	-	-	-	-	19,234	-	19,234	41	19,275

Balance at June 30, 2021	47,674,773	5	219,290	2,273	59,104	(60,490)	220,182	713	220,895

Dividend	-	-	-	-	(1,312)	-	(1,312)	-	(1,312)

Foreign currency translation	-	-	-	-	-	(4,023)	(4,023)	-	(4,023)

Net income	-	-	-	-	20,919	-	20,919	24	20,943

Balance at September 30, 2021	47,674,773	5	219,290	2,273	78,711	(64,513)	235,766	737	236,503

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2019	46,117,631	5	208,283	1,367	16,213	(39,264)	186,604	606	187,210

Stock dividend	-	-	107	-	(1,344)	-	(1,237)	-	(1,237)

Financial instruments	-	-	-	-	-	(4,065)	(4,065)	-	(4,065)

Foreign currency translation	-	-	-	-	-	(19,288)	(19,288)	-	(19,288)

Net income	-	-	-	-	(18,766)	-	(18,766)	98	(18,668)

Balance at March 31, 2020	46,117,631	5	208,390	1,367	(3,897)	(62,617)	143,248	704	143,952

Stock dividend	-	-	-	-	(1,267)	-	(1,267)	-	(1,267)

Legal Reserve	-	-	-	906	(906)	-	-	-	-

Financial instruments	-	-	-	-	-	2,618	2,618	-	2,618

Foreign currency translation	-	-	-	-	-	4,367	4,367	-	4,367

Net income	-	-	-	-	16,197	-	16,197	(143)	16,054

Balance at June 30, 2020	46,117,631	5	208,390	2,273	10,127	(55,632)	165,163	561	165,724

Stock dividend	-	-	-	-	(1,269)	-	(1,269)	-	(1,269)

Financial instruments	-	-	-	-	-	506	506	-	506

Foreign currency translation	-	-	-	-	-	(4,024)	(4,024)	-	(4,024)

Net income	-	-	-	-	8,323	-	8,323	(52)	8,271

Balance at September 30, 2020	46,117,631	5	208,390	2,273	17,181	(59,150)	168,699	509	169,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “us” or “our”), manufactures high-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company exports most of its production to foreign countries, selling to customers in North, Central and South America.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed balance sheet data included in this Quarterly Report was derived from the audited financial statements in the Form 10-K but does not include all disclosures required by US GAAP.

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

Recently Issued Accounting Pronouncements

In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (with early application permitted). The FASB issued ASU 2019-10 and ASU 2019-11 during the fourth quarter of 2019 that postponed the effective date to the year beginning after December 15, 2022. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842), which amends SEC Staff Accounting Bulletin No. 119 (SAB119) which contains interpretative guidance from the SEC aligned to the FASB’s ASC 326. The Company is currently evaluating the potential effect of these ASUs on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this ASU provide optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for the Company through December 31, 2022 with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its condensed consolidated financial statements.

Note 3. - Inventories, net

	September 30,2021	December 31,2020
Raw materials	$46,643	$47,282
Work in process	16,228	19,345
Finished goods	6,502	4,434
Spares and accessories	9,733	8,981
Packing material	1,157	783
Total Inventories, gross	80,263	80,825
Less: Inventory allowance	(121)	(83)
Total inventories, net	$80,142	$80,742

Note 4. – Revenues, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed price contracts	$15,169	$27,307	$56,662	$73,867
Product sales	115,241	76,002	306,342	198,682
Total Revenues	$130,410	$103,309	$363,004	$272,549

The following table presents geographical information about revenues.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Colombia	$5,234	$5,650	$21,065	$13,942
United States	123,237	95,680	333,923	253,626
Panama	227	20	1,745	850
Other	1,712	1,959	6,271	4,131
Total Revenues	$130,410	$103,309	$363,004	$272,549

Contract Assets and Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales, but have not been billed to customers and are classified as current. In addition, a portion of the amounts billed on certain fixed price contracts that are withheld by the customer as a retainage until a final good receipt of the complete project to the customers satisfaction. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract-by-contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in long-term liabilities in the Company’s condensed consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	September 30, 2021	December 31, 2020
Contract assets — current	$21,927	$26,288
Contract assets — non-current	10,742	10,228
Contract liabilities — current	(34,507)	(24,694)
Contract liabilities — non-current	(605)	(977)
Net contract assets	$(2,443)	$10,845

The components of contract assets are presented in the table below.

	September 30, 2021	December 31, 2020
Unbilled contract receivables, gross	$9,711	$13,534
Retainage	22,958	22,982
Total contract assets	32,669	36,516
Less: current portion	21,927	26,288
Contract Assets – non-current	$10,742	$10,228

The components of contract liabilities are presented in the table below.

	September 30, 2021	December 31, 2020
Billings in excess of costs	$11,254	7,191
Advances from customers on uncompleted contracts	23,858	18,480
Total contract liabilities	35,112	25,671
Less: current portion	34,507	24,694
Contract liabilities – non-current	$605	977

During the three and nine months ended September 30, 2021, the Company recognized $359 and $4,123 of sales related to its contract liabilities at January 1, 2021, respectively. During the three and nine months ended September 30 2020, the Company recognized $330 and $1,979 of sales related to its contract liabilities at January 1, 2020, respectively.

Remaining Performance Obligations

As of September 30, 2021, the Company had $270.4 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $92.5 million are expected to be recognized during the year ending December 31, 2021, and $171.2 million during the year ending December 31, 2022 or thereafter.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Also, it includes the intangibles acquired during the acquisition of GM&P.

	September 30, 2021
	Gross	Acc. Amort.	Net
Trade Names	$980	$(898)	$82
Notice of Acceptances (NOAs), product designs and other intellectual property	9,455	(6,017)	3,438
Non-compete Agreement	165	(151)	14
Customer Relationships	4,140	(3,832)	308
Total	$14,740	$(10,898)	$3,842

	December 31, 2020
	Gross	Acc. Amort.	Net
Trade Names	$980	$(751)	$229
Notice of Acceptances (NOAs), product designs and other intellectual property	9,236	(5,255)	3,981
Non-compete Agreement	165	(126)	39
Customer Relationships	4,140	(3,277)	863
Total	$14,521	$(9,409)	$5,112

The weighted average amortization period is 5.33 years.

During the three and nine months ended September 30, 2021, the amortization expense amounted to $546 and $1,645, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations. Similarly, during the three and nine months ended September 30, 2020, the amortization expense amounted to $536 and $1,635, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2021 is as follows:

Year ending	(in thousands)
2021	$560
2022	1,215
2023	903
2024	590
2025	274
Thereafter	300
$3,842

Note 6. Debt

The Company’s debt is comprised of the following:

	September 30, 2021	December 31, 2020
Revolving lines of credit	$230	$377
Finance lease	172	350
Unsecured senior notes	-	210,000
Other loans	497	31
Syndicated loan	206,757	22,835
Less: Deferred cost of financing	(5,269)	(9,107)
Total obligations under borrowing arrangements	202,387	224,486
Less: Current portion of long-term debt and other current borrowings	13,047	1,764
Long-term debt	$189,340	$222,722

In October 2020, the Company entered into a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bears interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. The effective interest rate for this credit facility including deferred issuance costs is 3.97%. In December 2020, we drew $23.1 million and used the proceeds of the long-term debt facility to repay several credit facilities. In January 2021, we drew an additional $220 million and used the proceeds to redeem the Company’s existing $210 million unsecured senior notes, which had an interest rate of 8.2% and matured in 2022. In relation to this, the Company accounted for debt extinguishment cost of $11.1 million which included a call premium charge of $8.6 million paid to exercise the call option, and $2.3 million non-cash expenses corresponding to the unamortized portion of deferred cost of financing related to fees paid when the unsecured senior notes were originated in 2017. Subsequent to the end of the second quarter and based on Tecnoglass’ leverage ratio as of September 30, 2021, the interest rate spread on the Company’s $300 million Senior Secured Credit Facility continues to be at the lowest part of the grid, equivalent to a spread of 2.50%.

As of September 30, 2021 and December 31, 2020, all assets of the company are pledged as collateral for the $300 million Senior Secured Credit Facility. This credit facility also includes covenants to maintain certain leverage and fixed charge coverage ratios with which the Company is in full compliance.

The Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $172 and $350 as of September 30, 2021 and December 31, 2020, respectively. In line with this, the Company recorded right-of-use assets related to computing equipment for $142 and $321 as of September 30, 2021 and December 31, 2020, respectively. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 1 year. The right-of-use assets’ depreciation and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

Maturities of long-term debt and other current borrowings are as follows as of September 30, 2021:

2022	$13,047
2023	12,164
2024	18,234
2025	18,234
2026	145,976
Thereafter	-
Total	$207,656

The Company’s loans have maturities ranging from a few weeks to 4 years. Our credit facilities bear an interest at a weighted average of rate 3.25% as of September 30, 2021.

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

As of September 30, 2021, the fair value of foreign currency collar contracts was not measured since we currently do not have any open contracts, with the last settlements taking place in January and February 2021.

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

The fair value of our foreign currency hedges classified in the consolidated balance sheets as of December 31, 2020, are as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2020		December 31, 2020
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Non-Delivery Collar Contracts	Other current assets	$230	Accrued liabilities	$ (- )
Total derivative instruments	Total derivative assets	$230	Total derivative liabilities	$ (- )

The ending accumulated balance for the foreign currency collar contracts included in accumulated other comprehensive income, net of tax, was $159 as of December 31, 2020, comprised of a derivative gain of $230 and an associated net tax liability of $71.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and nine months ended September 2021:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss)		OCI (Loss) into	Accumulated
	on Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	September 30,	September 30,		September 30,	September 30,
	2021	2020		2021	2020

Non-delivery Forwards and Collar Contracts	$-	$(635)	Operating Revenues	$-	$(610)

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Nine Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2021	2020		2021	2020

Non-delivery Collar Contracts	$-	$(7,242)	Operating Revenues	$185	$1,397

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

As of September 30, 2021, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 6 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2021	December 31, 2020
Fair Value	190,772	238,753
Carrying Value	189,340	222,722

Note 8. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. On September, 14 2021, the Colombian Government enacted Law 2155 (the Social Investment Act), which increases the corporate income tax to 35% for fiscal year 2022 and thereafter, from the current rate of 31% for 2021 that would have decreased to 30% for 2022 under the prior tax regulation.

GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Current income tax
United States	$(1,260)	$(338)	$(2,753)	$(682)
Colombia	(7,614)	(4,069)	(16,961)	(10,945)
	(8,874)	(4,407)	(19,714)	(11,627)
Deferred income Tax
United States	113	218	192	(38)
Colombia	(87)	910	(590)	7,644
	26	1,128	(398)	7,606
Total income tax provision	$(8,848)	$(3,279)	$(20,112)	$(4,021)

Effective tax rate	29.7%	28.4%	29.3%	41.5%

The weighted average statutory income tax rate for the three months ended September 30, 2021 and 2020, and the nine months ended September 2021 approximate the statutory rate of 29%. The effective income tax rate for the nine months ended September 30, 2020 of 41.5% reflects the impact of unrealized foreign currency transaction losses related to the remeasurement of long-term liabilities of our Colombian subsidiaries which were expected to be realized at a later year in which a lower income tax rate was expected to apply per tax regulation at the time.

Note 9. Related Parties

The following is a summary of assets, liabilities, and income and expense transactions with all related parties, shareholders, directors, and managers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales to related parties	$672	$329	$2,871	$1,873

Fees paid to directors and officers	$1,347	$1,010	$3,814	$3,189
Payments to other related parties	$1,082	$1,114	$2,959	$2,831

	September 30, 2021	December 31, 2020
Current Assets:
Due from VS	$6,666	$6,387
Due from other related parties	1,731	2,187
	$8,397	$8,574

Long Term due from VS	-	484

Liabilities:
Due to related parties - current	$2,903	$4,750
Due to related parties - Non current	$662	$645

Ventana Solar S.A. (“VS”), a Panama Sociedad anonima, is an importer and installer of the Company’s products in Panama. Family members of the Company’s CEO and COO and other related parties own 100% of the equity in VS. The Company’s sales to VS for the three months ended September 30, 2021 and 2020 were $214 and $16, respectively. The Company’s sales to VS for the nine months ended September 30, 2021 and 2020 were $1,682 and $810, respectively.

Payments to other related parties during the three months ended September 30, 2021 and 2020 include the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Charitable contributions	$306	$255	$887	$817
Sales commissions	$368	$364	$1,016	$911

Charitable contributions are donations made to the Company’s foundation, Fundación Tecnoglass-ESW.

Note 10. Shareholders’ Equity

Dividends

On September 1, 2021, the Company declared a regular quarterly dividend of $0.0275 per share, or $0.11 per share on an annualized basis. The dividend was paid on October 29, 2021 to shareholders of record as of the close of business on September 30, 2021.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share
Net Income	$20,943	$8,271	$48,470	$5,657

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,674,773	46,117,631	47,674,773	46,117,631
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,674,773	46,117,631	47,674,773	46,117,631
Basic earnings per ordinary share	$0.44	$0.18	$1.02	$0.12
Diluted earnings per ordinary share	$0.44	$0.18	$1.02	$0.12

Note 11. Commitments and Contingencies

Commitments

As of September 30, 2021, the Company had an outstanding obligation to purchase an aggregate of at least $1,721 of certain raw materials from a specific supplier before May 2026.

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

Note 12. Subsequent Events

On November __, 2021, ES, an indirect wholly-owned subsidiary of the Company entered into a purchase agreement with, and Ventanas Solar SA (“VS”), a Panama domiciled company that acts as an importer and distributor of the Company’s products in the Republic of Panama. VS is affiliated with family members of Jose M. Daes, the Company’s Chief Executive Officer, and Christian T. Daes, the Company’s Chief Operating Officer. Pursuant to the agreement, the Company and ES will acquire approximately 95% of the membership interests of VS for approximately $4.0 million, which will be paid for through the capitalization of certain accounts receivables of ES from previous sales to VS. The transaction is part of the Company’s continued strategy to vertically integrate its operations and is expected to be consummated in December 2021.

After eliminating intercompany sales, Ventana Solar had unaudited revenues and operating income of approximately $2.0 and $0.2 million respectively through the nine months ended September 2021. The non-cash transaction was supported by a valuation conducted by an independent investment bank. This transaction is not considered a significant acquisition as defined per Rule 1-02 (W) of Regulation S-X, and will be accounted for as a common control acquisition under ASC 805. This calls for financial information for prior periods to be retrospectively adjusted to furnish comparative information indicating that financial data of previously separate entities are combined.

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

We have more than 35 years of experience in architectural glass and aluminum profile structure assembly, we transform a variety of glass products, including tempered safety, double thermo-acoustic and laminated glass. Our finished glass products are installed in a wide variety of buildings across a number of different applications, including floating facades, curtain walls, windows, doors, handrails, interior and bathroom spatial dividers. We also produce aluminum products such as profiles, rods, bars, plates, and other hardware used in the manufacturing of windows.

Our products are manufactured in a 3.0 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean, and the Pacific. Our products can be found on some of the most distinctive buildings in these regions including El Dorado Airport (Bogota), 50 United Nations Plaza (New York), Trump Plaza (Panama), Icon Bay (Miami), and Salesforce Tower (San Francisco). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues	$130,410	$103,309	$363,004	$272,549
Cost of sales	78,765	63,188	217,589	170,205
Gross profit	51,645	40,121	145,415	102,344
Operating expenses	(21,491)	(19,915)	(61,471)	(53,764)
Operating income	30,154	20,206	83,944	48,580
Non-operating income and expenses, net	139	(138)	58	(232)
Equity method income	1,291	695	3,170	789
Foreign currency transactions gains (losses)	188	(3,066)	333	(22,223)
Gain (loss) on debt extinguishment	175	-	(10,803)	-
Interest Expense and deferred cost of financing	(2,156)	(6,147)	(8,120)	(17,236)
Income tax provision	(8,848)	(3,279)	(20,112)	(4,021)
Net income	20,943	8,271	48,470	5,657
(Income) Loss attributable to non-controlling interest	(24)	52	(151)	97
Income attributable to parent	$20,919	$8,323	$48,319	$5,754

Comparison of quarterly periods ended September 30, 2021 and 2020

Revenues

The Company’s operating revenues increased $27.1 million or 26.2% from $103.3 million to a record $130.4 million for the quarter ended September 30, 2021, compared with the quarter ended September 30, 2020.

Strong sales during the third quarter of 2021 were driven by strong U.S. residential and commercial market activity, where sales increased $27.6 million, or 28.8%, from $95.7 million in 2020 to $123.2 million in 2021. Single family residential market sales increased $40.4 million, or 213%, from $19.0 million in 2020 to $59.4 million in 2021, and account for 45.6% of total sales during the quarter ended September 30, 2021. Sales to Latin-American markets, including Colombia, decreased $0.5 million, or 6%, from $7.6 million in 2020 to $7.2 million in 2021.

Gross profit

Gross profit increased $11.5 million, or 28.7%, to $51.6 million during the three months ended September 30, 2021, compared with $40.1 million during the same period of 2020. This resulted in gross profit margin reaching 39.6% during the third quarter of 2021, up from 38.8% during the third quarter of 2020. The 80-basis point improvement in gross margin mainly reflected a higher mix of revenue from manufacturing versus installation activity as we continue to grow into single family residential, greater operating efficiencies from prior automation initiatives and operating leverage on higher sales.

Expenses

Operating expenses increased $1.6 million, or 7.9%, from $19.9 million to $21.5 million for the quarters ended September 30, 2020 and 2021, respectively. The increase was driven by $1.6 million, or 37.0% increase in shipping expense mainly on higher volumes, and to a lesser extent, on updated shipping rates. As a result of operating leverage from higher sales and our continued effort to enhance our lean administrative structure and tight cost controls, our operating expenses as a percentage of sales improved from 19.3% to 16.5%.

Non-operating income and expenses, net

During the three months ended September 30, 2021 and 2020, the Company recorded non-operating income of $0.1 million and $0.1 million net non-operating expense, respectively. Non-operating income and expenses, is comprised primarily of expenses related to certain charitable contributions outside of the Company’s direct sphere of influence and income from rental properties and gains on sale of scrap materials.

Foreign currency transaction gains and losses

During the quarter ended September 30, 2021, the Company recorded a non-cash gain of $0.2 million associated with foreign currency transactions, which excludes a non-cash $2.1 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net loss of $3.1 million during the three months ended September 30, 2020 within the statement of operations as the Colombian peso depreciated 3% during the quarter.

Interest Expense

Interest expense and deferred cost of financing decreased $4.0 million, or 64.9%, to $2.2 million during the quarter ended September 30, 2021, from $6.1 million during the quarter ended September 30, 2020, as a result of our new financing arrangement further described below in the liquidity section.

Income Taxes

During the quarters ended September 30, 2021 and 2020, the Company recorded an income tax provision of $8.8 million and $3.3 million, respectively, reflecting an effective income tax rate of 29.7% and 28.4%, respectively, which approximate the statutory rate.

As a result of the foregoing, the Company recorded a net income for the three months ended September 30, 2021, of $20.9 million compared to net income of $8.3 million in the three months ended September 30, 2020.

Comparison of nine-month periods ended September 30, 2021 and 2020

Revenues

The Company’s operating revenues increased $90.5 million or 33.2% from $272.5 million to $363.0 million for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. In early 2020, initial COVID-19 lockdowns and other preventive measures slowed down our business, especially in Latin America as several customers halted activities and we shut down our manufacturing facilities in Colombia between March 24, 2020 and April 13, 2020 during the nationwide shelter-in-place order.

Strong sales during the first nine months of 2021 were driven by U.S. single family residential and commercial market activity. U.S. sales increased $80.3 million, or 31.7%, from $253.6 million in 2020 to $333.9 million in 2021. Single family residential market sales increased $75.3 million, or 155.3%, from $48.5 million in 2020 to $123.7 million in 2021, and accounted for 34.1% of total sales during the nine months ended September 30, 2021.

Sales to Latin-American markets, including Colombia increased $10.2 million, or 53.7%, as our customers continue to return to activities after lockdowns in slowly recovering markets.

Gross profit

Gross profit increased $43.1 million, or 42.1%, to $145.4 million during the nine months ended September 30, 2021, compared with $102.3 million during the same period of 2020. This resulted in gross profit margin reaching 40.1% during the first nine months of 2021, up from 37.6% during the first nine months of 2020. The 250-basis point improvement in gross margin mainly reflected a higher mix of revenue from manufacturing versus installation activity as we continue to grow into single family residential, greater operating efficiencies from prior automation initiatives and operating leverage on higher revenues.

Expenses

Operating expenses increased $7.7 million, or 14.3%, from $53.8 million to $61.5 million for the nine months ended September 30, 2020 and 2021, respectively. The increase was driven by $4.7 million, or 38.8% increase in shipping expense on increasing sales and updated shipping rates, a $1.9 million, or 31.9% increase in sales commissions, $1.5 million or 13.2% increase in personnel expense partially offset by a reduction in certain taxes and other expenses. As a result of operating leverage from higher sales and our continued effort to enhance our lean administrative structure and tight cost controls our operating expenses as a percentage of sales improved from 19.7% to 16.9%.

Non-operating income and expenses, net

During the nine months ended September 30, 2021 and 2020, the Company recorded a non-operating income of $0.1 million and $0.2 million net non-operating expense, respectively. Non-operating income and expenses, net is comprised primarily of non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence and income from rental properties and gains on sale of scrap materials.

During the nine months ended September 30, 2021, the Company also recorded a loss in debt extinguishment of $10.8 million, mainly comprised of a one-time $8.6 million call premium paid on the $210 million senior notes redemption, along with a non-cash amortization of deferred cost of financing related to said notes.

Foreign currency transaction gains and losses

During the nine months ended September 30, 2021, the Company recorded a non-cash gain of $0.3 million associated with a foreign currency transactions gain, which excludes a non-cash $11.2 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net loss of $22.2 million during the nine months ended September 30, 2020 within the statement of operations as the Colombian peso depreciated 18.4% during the period.

Interest Expense

Interest expense and deferred cost of financing decreased $9.1 million, or 52.9%, to $8.1 million during the nine months ended September 30, 2021 from $17.2 million during the nine months ended September 30, 2020 as a result of our new financing arrangement further described below in the liquidity section. The current period does not fully capture the full effect of the decrease in interest rates associated to the new syndicated facility given that the senior notes were taken out on January 30, 2021.

Income Taxes

During the nine-month periods ended September 30, 2021 and 2020, the Company recorded an income tax provision of $20.1 million and $4.0 million, respectively, reflecting an effective income tax rate of 29.3% and 41.5%, respectively. The effective income tax rate of 29.3% as of September 30, 2021 approximates the statutory rate. The effective income tax rate for the nine months ended September 30, 2020 of 41.5% reflects the impact of unrealized foreign currency transaction losses related to the remeasurement of long-term liabilities of our Colombian subsidiaries which were expected to be realized at a later year in which a lower income tax rate was expected to apply per tax regulation at the time.

As a result of the foregoing, the Company recorded a net income for the nine months ended September 30, 2021 of $48.5 million compared to $5.7 million in the nine months ended September 30, 2020.

Liquidity

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $86.5 million and $66.9 million, respectively.

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

We anticipate that working capital will continue to be a net benefit to cash flow for the full year 2021, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the nine months ended September 30, 2021 and 2020, we made investments primarily in building and construction, and machinery and equipment in the amounts of $33.7 million and $14.7 million, respectively. The aforementioned investments were made in order to address current growth.

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

The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million to be paid toward the end of the two-year construction period, if needed (based on debt availability as a first option). Based on current conditions, it is not expected that the Company will have to incur on any additional capital contributions.

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2021	2020
Cash Flow provided by Operating Activities	$93,422	$51,024
Cash Flow used in Investing Activities	(31,950)	(13,451)
Cash Flow used in Financing Activities	(38,522)	(15,239)
Effect of exchange rates on cash and cash equivalents	(3,329)	(765)
Cash Balance - Beginning of Period	66,899	47,862
Cash Balance - End of Period	$86,520	$69,431

During the nine months ended September 30, 2021 and 2020, operating activities generated approximately $93.4 million and $51.0 million, respectively. The positive cashflow from operations during the first nine months of 2021 has been related to a much higher profitability year over year, enhanced working capital efforts, reduced interest expense and a more favorable mix of revenues in the single-family residential space which carries a shorter cash cycle and no retainage.

The main source of operating cash during the nine months ended September 30, 2021 was trade accounts payables, which generated $41.3 million in contrast with a use of $14.6 during the same period of 2020. The increase in trade accounts payables as of September is related to increasing purchases to support ongoing growth and to obtaining better payable terms as the Company has gained scale and improved terms. Additionally, contract assets and liabilities which generated $15.6 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, contract assets and liabilities generated $18.9 million during the nine months ended September 30, 2020. The largest use of cash in operating activities was Trade accounts receivable, which used $17.0 million as a result of our record sales during the third quarter of 2021 while days sales outstanding decreased to 77 days as September 30, 2021 compared with 85 days as of December 31, 2020 as a larger portion of our sales now comes from residential sales which have a shorter collection cycle.

We used $32.0 million and $13.5 million in investing activities during the nine months ended September 30, 2021 and 2020, respectively. The main use of cash in investing activities during the nine months ended September 30, 2021 was related to the automation of our architectural system assembly processes and several other growth iniciatives to increase the plant´s operational capacity. During the first nine months of 2021, we paid $32.1 million to acquire property plant and equipment, which in combination with $1.6 million acquired under credit, amount to total Capital Expenditures of $33.7 million. During 2020, we used $13.7 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $14.7 million.

Financing activities used $38.5 million and $15.2 million during the nine months ended September 30, 2021 and 2020, respectively. Outflows during the first nine months of 2021 include the full redemption of the $210 million unsecured senior notes, which bore interest at a rate of 8.2% and matured in 2022, following a step down in redemption price at the end of January 2021, along with $8.6 million for the corresponding call premium. These payments were made with proceeds of the new Senior Secured Credit Facility for up to $300 million, of which we received proceeds of $220 million during the first quarter of 2021. Additionally, we used $30 million of our available cash balance to voluntarily prepay a portion of the senior secured credit facility during the third quarter of 2021.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2021, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2021

