Form 10-K
period 2021-12-31
Tecnoglass Inc.
filed 2022-03-16
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(+57)(605) 373 4000

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $407,317,050 based on its last reported sales price of $21.40 on the Nasdaq Capital Market.

As of February 28, 2022, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

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

As more fully set forth under “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

●	We operate in competitive markets, and our business could suffer if we are unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.
●	Failure to maintain the performance, reliability and quality standards required by our customers could have a materially negative impact on our financial condition and results of operation.
●	We rely on third-party suppliers for raw materials and third party transportation, each of which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our operations
●	Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance existing products and services through product development initiatives and technological advances; any failure to make such improvements could harm our future business and prospects.
●	The volatility of the cost of raw materials used to produce our products could materially adversely affect our results of operations in the future.
●	We may not realize the anticipated benefit through our joint venture with Saint-Gobain and the planned construction of a new plant as part of the joint venture may not be completed as planned.
●	The home building industry and the home repair and remodeling sector are regulated and any increased regulatory restrictions or changes in building codes could negatively affect our sales and results of operations.
●	Equipment failures, delays in deliveries and catastrophic loss at our manufacturing facility could lead to production curtailments or shutdowns that prevent us from producing our products.
●	Our reliance on a single facility subjects us to concentrated risks.
●	Customer concentration and related credit, commercial and legal risk may adversely impact our future earnings and cash flows.
●	Our business involves complex manufacturing processes that may cause personal injury or property damage, subjecting us to liabilities and possible losses other disruptions of our operations in the future, which may not be covered by insurance.

●	The nature of our business exposes each of our subsidiaries to product liability and warranty claims that, if adversely determined, could negatively affect our financial condition and results of operations and the confidence of customers in our products.
●	Our results of operations could be significantly affected by foreign currency fluctuations and currency regulations.
●	We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects in the future.
●	Certain of our officers and directors have been involved in litigation, investigations or other proceedings and may be so again in the future, the defense or prosecution of such matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us.
●	We have entered into significant transactions with affiliates or other related parties, which may result in conflicts of interest.
●	Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	Our operations are located in Colombia, which may make it more difficult for U.S. investors to understand and predict how changing market and economic conditions will affect our financial results. It also may be difficult or impossible to enforce judgments of courts of the United States and other jurisdictions against our Colombian subsidiaries or any of their directors, officers and controlling persons.
●	We are dependent on sales to customers outside Colombia and any failure to make these sales may adversely affect our operating results in the future.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business.
●	Anti-takeover provisions in our organizational documents and Cayman Islands law may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could depress the price of our ordinary shares and prevent attempts by our shareholders to replace or remove our current management.
●	We are a “controlled company,” controlled by Energy Holding Corp., whose interest in our business may be different from ours or yours.
●	We cannot assure you that we will continue to pay dividends on our ordinary shares, and our indebtedness, future investments or cashflow generation could limit our ability to continue to pay dividends on our ordinary shares.
●	If a United States person is treated as owning at least 10% of the value or voting power of our shares, such holder may be subject to adverse U.S. federal income tax consequences.
●	We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
●	Changes in weather patterns may decrease the construction activity, thereby decreasing the demand for our products and sales during periods of inclement and inexplicable weather caused by climate change and that could have a material adverse effect on our financial results.

Unless the context otherwise requires:

●	references to the “Company”, “Tecnoglass”, the “group” and to “we”, “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;

●	references to “TG” are to Tecnoglass S.A.S;

●	references to “ES” are to C.I. Energía Solar S.A.S E.S. Windows;

●	references to “ESW” are to ES Windows LLC, our indirect wholly-owned subsidiary, based in Florida;

●	References to “VS” are to Ventanas Solar S.A.;

●	references to “Tecno LLC” are to Tecnoglass LLC;

●	references to “Tecno RE” are to Tecno RE LLC; and

●	references to “ES Metals” are to ES Metals S.A.S.; and

●	references to “GM&P” are to GM&P Consulting and Glazing Contractors Inc.

Our registered trademarks include El Poder de la Calidad, Energia Solar, Tecnoglass, Alutions, Eswindows, Tecnobend, Tecnoair, Tecnosmart, ECOMAX by ESWINDOWS, ESWINDOWS Interiors, ESW Windows and Walls, Solartec by Tecnoglass, Prestige by ESWINDOWS, Eli by ESWINDOWS, Alessia by ESWINDOWS, Elite Line by ESWindows, ULTRAVIEW by Tecnoglass, and MULTIMAX by ESWIDOWS.

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

Overview

Tecnoglass is a leading vertically-integrated manufacturer, supplier and installer of architectural glass, windows, and associated aluminum products for the global commercial and residential construction industries. Tecnoglass was rated the second largest glass fabricator as well as the third largest metal company serving the United States in 2021 by Glass Magazine. Headquartered in Barranquilla, Colombia, the Company operates out of a 3.5 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific. Tecnoglass supplies over 1,000 customers in North, Central and South America, with the United States accounting for 92% of revenues. Tecnoglass’ tailored, high-end products are found on some of the world’s most distinctive properties, including One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Hub50House (Boston), Via 57 West (New York), AE’O Tower (Honolulu), Salesforce Tower (San Francisco), Trump Plaza (Panama), and Departmental Legislative Assembly (Bolivia).

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

The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million if needed (based on debt availability or other sources).

On March 24, 2020, Colombia went into a mandatory lockdown as a result of the novel coronavirus outbreak. As a result, the Company temporarily suspended production at its facilities in Colombia through April 13, 2020 during the initial phase of the nationwide shelter-in-place order. Although the shelter-in-place order was subsequently extended to May 25, 2020, the Company resumed full operations at its facilities on April 14, 2020 given its exempted designation as a supplier of critical products to essential business sectors such as infrastructure and construction. At the same time, most of our customers in the United States and Colombia were resuming their activities. During the period that production was suspended, vacation days were used to retain eligible employees and the Company used the time to implement broad safety measures before returning to normal operations.

In October 2020, the Company entered into a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility. The facility originally bore interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. In December 2020, we used $23.1 million proceeds of the long-term debt facility to repay several credit facilities. Subsequently, in January 2021 we redeemed the Company’s existing $210 million unsecured senior notes, which had an interest rate of 8.2% and matured in 2022 using proceeds from this new facility and incurred extinguishment costs of $10.9 million including $8.6 of call premium to exercise the call option.

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. The modification also included a re-sizing of the term loan to $200 million for a total facility size of up to $350 including the revolving credit facility. Borrowings under the credit facility will now bear interest at a rate of LIBOR with no floor plus a spread of 1.75%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%. The facility was led by PNC Bank N.A as Administrative Agent; with Citizens Bank N.A, BBVA USA, CIT Bank and Wells Fargo Bank N.A serving as Joint Lead Arrangers. The effective interest rate for this credit facility including deferred issuance costs is 2.81%. We recorded total costs and fees of $1,5 million related to this transaction, of which $1,3 million of fees paid to banks were capitalized as deferred cost of financing, and $0.2 million paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021. This transaction was accounted for as a debt modification.

Our Business

General

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass fabricator as well as the second largest metal company serving the United States in 2021 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

Our products are manufactured in a 3.5 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Hub50House (Boston), Via 57 West (New York), Ae’o Tower (Honolulu), Salesforce Tower (San Francisco), Trump Plaza (Panama), and Departmental Legislative Assembly (Bolivia). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

We have a strong presence in the Florida market, which represents a substantial portion of our revenue stream and backlog. Our success in Florida has primarily been achieved through sustained organic growth, with further penetration taking place into other highly populated areas of the United States. As part of our strategy to become a fully vertically integrated company, we have supplemented our organic growth with some acquisitions that have afforded us incremental control over our supply chain while maintaining efficient lead times. In 2016, we completed the acquisition of ESW, which gave us control over the distribution of products into the United States from our manufacturing facilities in Colombia. In March 2017, we completed the acquisition of GM&P, a consulting and glazing installation business that was previously our largest installation customer.

The continued diversification of the group’s presence and product portfolio is a core component of our strategy. In particular, we are actively seeking to expand our presence in United States outside of Florida. Since 2017, we have been expanding our presence in U.S. residential markets which went from less than 5% of our sales to nearly 36% of our revenues for the full year 2021. We believe that the quality of our products, coupled with our ability to price competitively given our structural advantages on cost and our efficient lead times given our vertical integration, will allow us to generate further growth in the future.

Our company has focused on working with The Power of Quality, always making sure that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables (ESG), that help us make decisions and create value for our stakeholders. We carry out a series of initiatives based on our global sustainability strategy, which is supported on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation and empowering our environment. As part of this strategy the Company has voluntarily adhered to UN Global Compact Principles since 2017 and in pursuit of our cooperation with the attainment of the Sustainable Development Goals (SDGs) joined in 2021 a program to dynamize, strengthen and make visible the management of greenhouse gas emissions as a carbon neutral strategy set out by the Colombian government for 2050.

Competitive Strengths

Our success has been grounded in our ability to offer high quality products at competitive prices. We are able to competitively price our products, while still achieving strong margins, due to a number of unique cost advantages. In addition to our vertically integrated business model, we benefit from structural cost advantages in manufacturing and distribution due to our geographic location. Alongside these structural advantages, we are committed to quality, product innovation and customer service. We believe these competitive strengths create a significant barrier to entry, which is underpinned and sustained by the experience of our senior management team and the loyalty of our highly motivated employees.

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

Our vertical integration allowed us to successfully navigate the global supply chain constraints of 2020 and 2021 which severely impacted many sectors of the global economy, including shortages in supply of materials, slowdown of logistic operations and cost inflation.

Cost of Production Advantages

We enjoy significant cost advantages because of our location in Colombia that we would not be able to realize if our production facility was located in the United States. We believe we are able to offer competitive prices, in part, as a result of our low labor and energy costs relative to those in the United States while maintaining efficient transportation costs into the markets we serve. Employees at our manufacturing facilities in Colombia earn above the local minimum wage, yet these wages are typically less than one quarter of the cost of a comparable employee located within the United States. In 2018, we completed a solar panel project with the capacity to generate approximately five 5 megawatts of eco-friendly energy on-site at our manufacturing facilities. This investment has allowed us to reduce energy costs, while also having a positive tax effect due to our ability to deduct the investment from our taxable income in compliance with applicable Colombian tax regulations. To date, more than 15,000 solar panels have been installed on the roofs of Colombian manufacturing plants to generate reliable and clean energy. While enhancing production cost efficiencies, along with ESG initiatives, the Company entered into a long-term power purchase agreement in a new project that will cogenerate 9MW through two gas engines with a heat recovery system with the capacity to produce 300 tons of cold to be used in the Company’s production processes. The project estimates to reduce 5,414 tCO2 eq / year.

Low-Cost Distribution

Our principal manufacturing facility is located in Barranquilla, Colombia, which is strategically located near three of the country’s major ports: Barranquilla, Cartagena and Santa Marta. These ports provide us with maritime access to all major global markets. The Barranquilla port is just 16 kilometers away from our production facility. From there, our products can be shipped to Miami in three days and New York in one week. In addition, for short lead-time projects, our products can be transported by air from Barranquilla to Houston or Miami within a few hours.

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

Commitment to Quality and Innovation

Our commitment to quality is evidenced by our significant recent investments in land, warehousing space, machinery and equipment. Since 2012, we have invested nearly $350 million in the latest technologies to enhance the efficiency and accuracy of our production lines, and ultimately to improve the quality of the products that we deliver to our customers. We believe these significant investments position us to meet our growth objectives over the next several years. We operate state-of-the-art glass making equipment, glass laminating lines, aluminum presses and high-volume insulating equipment which facilitate more precise manufacturing, enabling us to offer a broader selection of and higher quality products and remain agile in responding to customer demands, while generating less raw material waste.

We believe our investments in technology within recent years have positioned us well for continued growth given the flexibility afforded by our current installed capacity, improved profitability and enhanced cash generation in the years ahead. Recent examples of our high return investments within the last two years include:

●	Completing the automation of two centralized aluminum warehouses for storing, sorting and delivering aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;

●	Aluminum expansion project to increase capacity by aproximately 400 tons/month;

●	Automation of glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by aproximtaely 40%;

●	Upgrade vacuum magnetron sputter coating machinery which will allow to coat glass before tempering; and

●	Construction of 500,000 square feet warehouse with two numerical punching machines, two metal benders and a complete painting line

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

Loyal and Highly Motivated Employees

Capitalizing on our various competitive advantages also requires a skilled and dedicated workforce. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held every week. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with our rate of one accident per 28 workers per year, being substantially lower than the average of one accident per 12 workers per year for manufacturing companies in Colombia.

We value our employees and invest in them and in our local communities. For several decades, our Tecnoglass ES Windows Foundation has committed resources to create projects aimed to assist and contribute to the development of the region. Through the foundation´s scholarship program, over 250 students were benefited in 2021, with grants to access higher education in different universities of Colombia. Our foundation provides funding for different local schools and institutions, looking to improve social transformation and community development. Additionally, across our various programs, we engage with partners in numerous ways, supporting sports and healthy habits in younger generations. At the Tecnoglass ES Windows Foundation, we strive to make a difference for our people and local communities.

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

Sales in Florida comprised 82% of United States revenue in the year ended December 31, 2021. In recent years, we have begun to successfully grow our geographic presence in the United States outside of Florida, particularly into markets along the east coast, and as a result, nearly 20% of our U.S. backlog is for projects outside of Florida. Coastal markets are particularly attractive to us, as they can be directly accessed by ship, resulting in transportation costs from our manufacturing facilities that are similar to our transportation costs to Florida. These regions are also affected by hurricanes, significant temperature fluctuations and other extreme forms of weather that foster demand for our products. We are actively expanding our sales presence in these costal markets and have already successfully completed several projects in large U.S. markets such as New York, Boston, Washington D.C. and Baltimore as well as cities along the U.S. Gulf Coast, such as Houston.

We intend to continue growing the business organically outside of Florida. As we explore growth opportunities in new U.S. markets, we intend to leverage the strong reputation we have developed with national commercial construction contractors, architects and designers for providing high quality products at the most competitive prices.

Penetrate the U.S. Residential Market

In April 2017 we launched “ES Windows: Elite Collection” and “ES Windows: Prestige Collection” to target the U.S. residential new and replacement sectors. We have received a great interest for the new products to date and positive reactions from our customers. Currently, residential sales represent a considerable portion of our total revenues and we believe we will continue growing into this end market in the U.S through share gains, new products and a solid execution. We had a significant demand in the U.S. residential market, representing 35.7% of our total sales for the year ended December 31, 2021, compared to less than 5% for the year ended December 31, 2017. The U.S. private residential construction market exceeded $810 billion in spending during the twelve months ended December 31, 2021 according to the United States Census Bureau. Residential housing starts in the US increased by 2.5% during December 2021 compared to December 2020, according to the US Census Bureau. We believe that our core strengths that have facilitated our success to date, namely the quality of our products and the structural cost advantages that allows us to price our products competitively, will similarly contribute to our ongoing success and continued penetration into the U.S residential end market in order to target several other geographies.

Continued Investment in Technology to Meet Evolving Demands

We have a track record of developing innovative new products, and we intend to continue our focus on new product opportunities in the future. We are constantly identifying shifts in global trends and customer needs, and designing new products to meet those changes in demand. In order to continue this success, it is critical that we invest in the latest technologies available in our industry. For example, with the installation of our soft-coating facility, we became able to manufacture low emissivity glass that is energy efficient allowing us to meet growing demand for “green” products.

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

The Company has carried out enhancements at its glass and aluminum facilities to increase production capacity and automate operations. The Company anticipates that these high return investments will continue generating efficiencies in the production processes. The Company improved efficiency in its glass production during 2020 and 2021 by automating certain processes to increase capacity, while reducing material waste and overall lead times, which entered operations in late 2019. Additionally, in 2020 we completed the automation of two centralized aluminum warehouses for storing, sorting and delivering aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials which had a positive impact to our working capital through more effective inventory management. In 2021, we invested in additional automation and capacity expansion which became fully operational in January and February 2022. The Company expects to continue funding these capital investments mainly with cash on hand.

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

Brands and Trademarks

Our main brands are Tecnoglass, ESWindows and Alutions. Our registered trademarks include El Poder de la Calidad, Energia Solar, Tecnoglass, Alutions, Eswindows, Tecnobend, Tecnoair, Tecnosmart, ECOMAX by ESWINDOWS, ESWINDOWS Interiors, ESW Windows and Walls, Solartec by Tecnoglass, Prestige by ESWINDOWS, Eli by ESWINDOWS, Alessia by ESWINDOWS, Elite Line by ESWindows, ULTRAVIEW by Tecnoglass, and MULTIMAX by ESWIDOWS.

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

Working Capital Requirements

During the year ended December 31, 2021, we generated $117.3 million of cash from operating activities. The positive cashflow from operations during 2021 is related to record high operating profit margins, enhanced working capital management efforts and lower interest expenses. We anticipate that working capital will continue to be a net benefit to cash flow in the near future, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Customers

Our customers include architects, building owners, general contractors and glazing subcontractors in the commercial construction market. We currently have in excess of 1,000 customers. Of our 100 largest customers, which represent over 81% of our sales, aproximately 92% are located in North America and 8% in Latin America. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2021 and 2020.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2021, two suppliers individually accounted for more than 10% of total raw material purchases, which in the aggregate represented 26.6% of raw material purchases, including Vidrio Andino SAS, from which we purchased 10%, and with whom we created a joint venture in May 2019. During the year ended December 31, 2020, four suppliers individually accounted for more than 10% of total raw material purchases, which in the aggregate represented 47% of raw material purchases, including Vidrio Andino, from whom we purchased 13%.

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

The cost associated with product warranties was $1.3 million and $0.7 million during the years ended December 31, 2021 and 2020, respectively.

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

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

TG certifications include:

●	ISO 9001:2008 Certificate of Quality Assurance
●	ISO 14001:2004 Certificate of Environmental Management
●	ISO 45001:2008. Occupational Health and Safety management System
●	Exporter Authorized Economic Operator (AEO).
●	NTC 1578:2011: Product seal for safety glass used in construction, approved by ICONTEC.
●	NTC 2409:1994: Product seal for extruded aluminum alloy profiles, approved by ICONTEC.
●	ANSI Z97.1-2015, CPSC 16 CFR 1201, CAN/CGSB 12.1-2017: Laminated and tempered safety glass, approved by Safety Glazing Certification Council “SGCC”.
●	ASTM E2190: Insulating glass meeting all guidelines and requirements for IGCC® / IGMA® certification approved by the Insulating Glass Certification Council and the Insulating Glass Manufactures Alliance “IGCC”.
●	Vitro Certified International Manufacturer Trademark license granted by Vitro for pre-selected projects and to produce certain MSVD coated products at the Solartec plant.
●	Good handling of SentryGlas, Butacite and Trosifol products awarded by Kuraray for compliance with all requirements.
●	Member of ACOLVISE (Colombia Association of Safety Glass Transformers)
●	Member of Aluminium Extruder Xouncil (AEC)

ES certifications include:

●	ISO 9001:2008 Certificate of Quality Assurance
●	ISO 14001:2004 Certificate of Environmental Management
●	ISO 45001:2008. Occupational Health and Safety management System
●	Exporter and Importer Authorized Economic Operator (AEO)
●	CAP (Certified applicator program) PPG Industries certifies the highest level of coating application.
●	Complies with NFRC (National Fenestration Rating Council) Energy Efficient Products
●	Complies with NOA (Notice of Acceptance) Fenestration products for all areas of Florida,including hurricane zones.
●	Complies with FBC (Florida Building Code) Hurricane protection products
●	Complies with Miami-Dade County’s stringent safety code regulations for hurricane-proof Windows
●	Member of the American Architectural Manufacturers Association (AAMA)

ESW certifications include:

Complies with mínimum security criteria for US Importer of Customs Trade Partnership Against Terrorism (CTPAT) Tier 3 Category.

Competitors

We have local and international competitors that also focus on glass and aluminum transformation, window ensemble and installation and designing in the commercial and residential construction markets. The market in the United States in which we compete is mainly comprised of manufacturers, distributors and installers of glass curtain walls, windows and doors for commercial and residential buildings. Based on our analysis of the IBIS World Report, we estimate that we capture between 1% and 2% of the US consolidated market by revenue (manufacturing and services), which represents an attractive opportunity for further penetration. In Colombia, we believe we are the leading producer of high-end windows, with more than 35 years of experience in the glass and aluminum structure assembly market. The industry has a few well-known players and is mostly atomized and comprised of small competitors.

The key factors on which we and our competitors compete for business include quality, price, reputation, breadth of products and service offerings, and production speed leading to shorter lead times. We face intense competition from both smaller and larger market players who compete against us in our various markets including glass, window and aluminum manufacturing.

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

We are subject to laws and regulations relating to our relationships with our employees, public health and safety and fire codes. Although our business and facilities are subject to federal, state and local environmental regulation, environmental regulation does not have a material impact on our operations.

Research and Development

During the years ended December 31, 2021 and 2020, we spent approximately $0.7 million and $1.0 million, respectively, in research and development. The Company incurs in costs related to the development of new products and pays for external tests that need to be performed on our products in order to comply with strict building codes.

Human Capital

As of December 31, 2021, we had a total of 6,908 employees, none of whom is represented by a union. As of December 31, 2020, we had a total of 5,666 employees. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held on a weekly basis. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with a Lost Time Injury Frequency Rate of 4.2%, which is considerably lower than the average rate of 7.7% for glass and metal manufacturing companies in Colombia. We have remained union-free since ES’s incorporation in 1984. The Company considers itself an equal opportunity employer and has constantly sought to seek the best talent irrespective of gender or ethnicity. While the jobs associated to the core operations are predominantly filled by males, the company´s sales and administrative staff is comprised of approximately 40% females and 60% males. From an ethnicity perspective, our labor force is diverse but predominantly Latino based on our location.

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

Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. It is possible in the future that our competitors or other suppliers may create products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. We have a fixed set of maximum price rates, and from those prices we negotiate with the supplier of the material depending on the project. We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2021, two suppliers individually accounted for more than 10% of total raw material purchases, which in aggregate represent 26.6% of raw material purchases, including Vidrio Andino SAS, from which we purchased 10% of our raw materials, and with whom we consummated joint venture agreement in May 2019. Failures of third-party suppliers to provide raw materials to us in the future could have an adverse impact on our operating results or our ability to manufacture our products.

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

We entered into a joint venture agreement with Saint-Gobain and on May 3, 2019, we acquired an approximately 25.8% minority interest in Vidrio Andino’s float glass plant in the outskirts of Bogota, Colombia. We believe this transaction will solidify our vertical integration strategy by acquiring the first stage of our production chain while securing ample glass supply for our expected production needs. Although our glass supply has run smoothly through 2021, we may be unable to realize the planned synergies and fail to integrate some aspects of the facility’s production capacity into our manufacturing process, which may have a negative impact on our financial condition. Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility in which we will also have a 25.8% interest. The new plant will be funded with the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company.

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

A portion of our historical growth has occurred through acquisitions and we may enter into additional acquisitions in the future. We may at any time be engaged in discussions or negotiations with respect to possible acquisitions, including transactions that would be significant to us. We regularly make, and we expect to continue to make, acquisition proposals, and we may enter into letters of intent for acquisitions. We cannot predict the timing of any contemplated transactions. To successfully finance such acquisitions, we may need to raise additional equity capital and indebtedness, which could increase our leverage level above our leverage level. We cannot assure you that we will enter into definitive agreements with respect to any contemplated transactions or that transactions contemplated by any definitive agreements will be completed on time or at all. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that the businesses acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of acquired businesses will prove incorrect.

Acquisitions may require integration of acquired companies’ sales and marketing, distribution, purchasing, finance and administrative organizations, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business, and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

●	We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, asbestos liabilities, environmental liabilities, pension liabilities and liabilities for employment practices and they could be significant.

●	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

●	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

●	We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We may not be able to realize the expected return on our growth and efficiency capital expenditure plan.

In recent years we have made significant capital expenditures which include:

●	Completing the automation of two centralized aluminum warehouses for storing, sorting and delivering aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;

●	Aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Automation of glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Upgrade vacuum magnetron sputter coating machinery which will allow to coat glass before tempering; and

●	Construction of 500,000 squared feet warehouse with two numerical punching machines, two metal benders and a complete painting line.

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

An interruption in production capabilities at any of our facilities because of equipment failure or other reasons could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. In addition, we generally manufacture our products only after receiving the order from the customer and thus do not hold large inventories. If there is a stoppage in production at our manufacturing facilities, even if only temporarily, or if they experience delays because of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to increased product returns or cancellations and cause us to lose future sales. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, or violent weather conditions. If we experience plant shutdowns or periods of reduced production because of equipment failure, delays in deliveries or catastrophic loss, it could have a material adverse effect on our results of operations or financial condition. Further, we may not have adequate insurance to compensate for all losses that result from any of these events.

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

Our ten largest third-party customers worldwide collectively accounted for 35% of our total sales revenue for the year ended December 31, 2021, though no single customer accounted for more than 10% of annual revenues. We also do not have any long-term requirements contracts pursuant to which we would be required to fulfill customers on an as-needed basis.

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

Our business involves complex manufacturing processes. Some of these processes involve high pressures, temperatures, hot metal and other hazards that present certain safety risks to workers employed at our manufacturing facilities. The potential exists for accidents involving death or serious injury. Although our management is highly committed to health and safety, since January 2014, two fatalities have occurred at our operations. The potential liability resulting from any such accident to the extent not covered by insurance, could result in unexpected cash expenditures, thereby reducing the cash available to operate our business. Such an accident could disrupt operations at any of our facilities, which could adversely affect our ability to deliver products to our customers on a timely basis and to retain our current business.

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

Our subsidiaries are subject to various national, state and local environmental laws, ordinances and regulations that are frequently changing and becoming more stringent. Although we believe that our facilities are materially in compliance with such laws, ordinances and regulations, we cannot be certain that we will, at all times, be able to maintain compliance. Furthermore, as owners of real property, our subsidiaries can be held liable for the investigation or remediation of contamination on such properties, in some circumstances, without regard to whether we knew of or were responsible for such contamination. Remediation may be required in the future because of spills or releases of petroleum products or hazardous substances, the discovery of unknown environmental conditions, or more stringent standards regarding existing residual contamination. Environmental regulatory requirements may become more burdensome, increase our general and administrative costs, the availability of construction materials, raw materials and energy, and increase the risk that our subsidiaries incur fines or penalties or be held liable for violations of such regulatory requirements. New regulations regarding climate change may also increase our expenses and eventually reduce our sales.

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

We are subject to risks relating to fluctuations in currency exchange rates that may affect our sales, cost of sales, operating margins and cash flows. During the year ended December 31, 2021, approximately 5.3% of our revenues and 39% of our expenses were in Colombian pesos. The remainder of our expenses and revenues were denominated, priced and realized in U.S. dollars. In the future, and especially as we further expand our sales in other markets, our customers may increasingly make payments in non-U.S. currencies. In addition, currency devaluation can result in a loss to us if we hold monetary assets in that currency. Hedging foreign currencies can be difficult and costly, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

Members of our management team have been, may be, or may become, involved in litigation, investigations or other proceedings. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us.

During the course of their careers, our officers and directors have been, may be or may in the future become involved in litigation, investigations or other proceedings. Our officers and directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our officers and directors away from our operations and may negatively affect our reputation, which may adversely impact our operations and profitability.

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

Energy Holding Corporation exercises significant influence over us as a result of its majority shareholder position and voting rights. As of December 31, 2021, Energy Holding Corporation beneficially owned approximately 54.8% of our outstanding ordinary shares. Energy Holding Corporation, in turn, is controlled by members of the Daes family, who together own 100% of the shares of Energy Holding Corporation. See “Principal Securityholders”. Accordingly, our controlling shareholders would have considerable influence regarding the outcome of any transaction that requires shareholder approval. In addition, if we are unable to obtain requisite approvals from Energy Holding Corporation, we may be prevented from executing critical elements of our business strategy.

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

As of December 31, 2021, we and our subsidiaries on a consolidated basis had $199.1 million principal amount of debt outstanding. Our indebtedness could have negative consequences to our financial health. For example, it could:

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

During 2021, Colombia’s long-term foreign currency sovereign credit ratings were lowered to “Baa2” by Moody’s, and “BB+” by S&P and Fitch, three of the main rating agencies worldwide, as Colombia’s fiscal adjustments seems to be more protracted and gradual than previously expected. However, the stable outlook reflects their expectation that economic recovery, coupled with certain fiscal measures, will stabilize the government’s recently worsening debt burden over the coming two to three years. Colombia’s real GDP increased approximately 9.5% in 2021 because of the economic recovery after COVID-19 pandemic lockdowns.

Colombia’s economy, just like most of Latin-American countries, continues suffering from the effects of high volatility in commodity prices, mainly oil, reflected in its elevated level of external debt. Even though the country has taken measures to stabilize the economy, it is uncertain how will these measures be perceived and if the intended goal of increasing investor’s confidence will be achieved.

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

In 2022, Congress and Presidential Elections will take place in Colombia. We cannot assure you that measures adopted by the Colombian government under its new regime continue to be consistent with former policy and will not affect the country´s overall economic outlook and performance. The new leaderthisp under the elected government may have negative effects on macroecnomic stability and therefore on the construction industry as a whole and finally, on the company´s operations and future prospects. Although we don’t estimate a significant effect in the short term based on current backlog and ongoing activity, it is uncertain as to how a new regime could affect our business in the longer term. In addition, we cannot predict the effects that such policies will have on the Colombian economy. Furthermore, we cannot assure you that the Colombian peso will not depreciate relative to other currencies in the future, which could have a materially adverse effect on our financial condition.

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

Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. Since the start of the Covid-19 pandemic, increased government expenses and lower tax collection raised the fiscal deficit up to 7.8% of GDP in 2020. In 2021, economic recovery along with higher tax collection stabilized the fiscal deficit to 7.5% of GDP. Furthermore, Colombia’s Fiscal Rule Committee imposed upon the Colombian government a ceiling of 4.7% of GDP on this primary balance for 2022.

In recent years, the Colombian currency had shown some short-term volatility vis-à-vis the U.S. dollar. The Colombian Peso depreciated 16% and 5% against US Dollar in 2021 and 2020, respectively. Any international conflicts or related events have the potential to create an exchange mismatch, given the vulnerability and dependence of the Colombian economy on external financing and its vulnerability to any disruption in its external capital flows and its trade balance.

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

The 2020 global economic crisis, resulting from the outbreak of the COVID-19 pandemic which negatively affected many economic sectors and countries around the world, had negative effects on the Colombian economy. In addition, several supply chain shocks originated during the pandemic that might further strain and adversely affect the global economy. In 2021, Colombia began to recover from the Covid-19 pandemic. Colombian real GDP increased approximately 9.5% in 2021 as economic activity returned to pre-pandemic levels due to the commercial reactivation of every sector and the advance of the vaccine plan, where 78% of Colombian population is vaccinated with at least 1 dose. However, the formal employment rate is still down 4% compared to pre pandemic levels.

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

In the year ended December 31, 2021, 94.7% of our sales were to customers outside Colombia, including to the United States and Panama, and we expect sales into the United States and other foreign markets to continue to represent a significant portion of our net sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. An increase in tariffs on products shipped to countries like the United States, or changes in the relative values of currencies occur from time to time and could affect our operating results. This risk and the other risks inherent in foreign sales and operations could adversely affect our operating results in the future.

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

Our operations are located in Colombia and may be, to varying degrees, affected by economic and market conditions in other countries. Trade barriers being erected by major economies may limit our ability to sell products in other markets and execute our growth strategies. Economic conditions in Colombia are correlated with economic conditions in the United States. As a result, any downturn in economic activity, could have a negative impact on our business in the United States, which at December 31, 2021, accounted for 92% of our net operating revenues.

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

The armed conflict between Russia and Ukraine, including sanctions and tensions between the United States along with several other countries and Russia, may adversely affect the results of our operations.

The recent Russian invasion of Ukraine starting in February 2022 has escalated global tensions between the United States and NATO countries against Russia. Colombia has also condemned Russia’s invasion of Ukraine. Multiple economic sanctions against Russia are being imposed by many countries world wide which has impacted the global economy as many commercial, industrial and financial businesses are closing operations in Russia. Trade restrictions imposed on Russia have led to increasing prices of oil, fluctuation in commodities markets and destabilizing many foreign currency exchange rates.

Further escalation of conflict can lead to severe constraints on global supply chains such as logistics obstructions, raw material price increases and shortages, and higher energy costs. Disruptions in global supply chains can adversely affect our ability to manufacture and deliver product to our customers. Additionally, fluctuating foreign currency exchange rates could impact the profitability of our foreign subsidiaries which are at the core of our business.

Colombia has experienced and continues to experience internal security issues that have had or could have a negative effect on the Colombian economy and our financial condition.

Colombia has experienced and continues to experience internal security issues, primarily due to the activities of guerrilla groups, such as dissidents from the former Revolutionary Armed Forces of Colombia (Fuerzas Armadas Revolucionarias de Colombia, or “FARC”) and the National Liberation Army (Ejercito de Liberación Nacional, or “ELN,”) paramilitary groups and drug cartels. In remote regions of the country with minimal governmental presence, these groups have exerted influence over the local population and funded their activities by protecting, and rendering services to, drug traffickers. Even though the Colombian government’s policies have reduced guerilla presence and criminal activity, particularly in the form of terrorist attacks, homicides, kidnappings and extortion, such activity persists in Colombia, and possible escalation of such activity and the effects associated with them have had and may have in the future a negative effect on the Colombian economy and on us, including on our customers, employees, results of operations and financial condition. The Colombian government commenced peace talks with the FARC in August 2012, and peace negotiations with the ELN began in November 2016. The Colombian government and the FARC signed a peace deal on September 26, 2016, which was amended after voters rejected it in the referendum held on October 2, 2016. The new agreement was signed on November 24, 2016 and was ratified by the Colombian Congress on November 30, 2016 and is being implemented. Pursuant to the peace agreements negotiated between the FARC and the Colombian government in 2016, the FARC occupies five seats in the Colombian Senate and five seats in the Colombian House of Representatives. The new deal clarifies protection to private property, is expected to increase the government’s presence in rural areas and bans former rebels from running for office in certain newly created congressional districts in post-conflict zones. As a result, during the transition process, Colombia may experience an increase in internal security issues, drug-related crime and guerilla and paramilitary activities, which may have a negative impact on the Colombian economy. Our business or financial condition could be adversely affected by rapidly changing economic or social conditions, including the Colombian government’s response to implementation of the agreement with FARC and ongoing peace negotiations, if any, which may result in legislation that increases the tax burden of Colombian companies.

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

We have adopted a Code of Conduct, Compliance Manual which includes policies and procedures and help surveil and control our activities and a hotline to receive anonymous reports. However, such measures, procedures and compliance may not be completely effective in preventing third parties from using us as a conduit for money laundering or terrorism financing without our knowledge, which could have a material adverse effect on our business, financial condition and results of operations.

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

On September 14, 2021, the Colombian Government enacted Law 2155 (the Social Investment Act), which increases the corporate income tax to 35% for fiscal year 2022 and thereafter, from the current rate of 31% for 2021 that would have decreased to 30% for 2022 under the prior tax regulation.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The outbreak of COVID-19 led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted.

Since the outbreak of COVID-19 in December 2019, we strictly adhered to mandates and other guidance from local governments and global health authorities. Effective March 24, 2020, the Colombian government issued a nationwide order to, among other actions, close certain non-essential business activities through April 13, 2020 in response to the rapid spread of COVID-19 to many parts of the world. This order was later extended through April 27, 2020 and subsequently through May 11, 2020. Certain industry exemptions to Colombia’s nationwide work stoppage provide for the continuation of some operations at our facilities in Barranquilla, as well as our Vidrio Andino joint venture. Our operations in Colombia resumed in the third week of April 2020. Virtually all of the Company’s employee have been vaccinated against COVID-19 and are working on site.

Most of Tecnoglass’ U.S. and Latin American customers remain operational with many construction projects typically considered by jurisdictions to be essential business activities. However, given the increasing number of new COVID-19 variants, demand in all served markets may slow down impacting all aspects of business in every U.S. State and Latin American country.

As of December 31, 2021, Tecnoglass had ample liquidity, including cashflow generated from operating activities during the fiscal year 2021 and available lines of credit, ensuring sufficient access to capital. If necessary, the Company may significantly reduce its variable costs if production has to be scaled down as a result of market conditions, and has implemented budget cuts and stricter controls on working capital to preserve cash.

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

As of the date of publication of this annual report, we have transitioned all our employee population back to physical presence at the workplace, in compliance with Colombian government recommendations for prevention and control of COVID-19. This transition allowed us to adequately maintain operations in our financial information systems and meant no significant changes to our internal controls over financial reporting, enabled by our continuity plan adequate implementation which did not present any material incidents, challenges, expenditures or constraints. This transition brings back a known work environment, mitigating certain risks including the demand for information technology resources, risk of phishing and other cybersecurity attacks, and risks of unauthorized dissemination of personal data or proprietary or confidential information about us, our members or related third parties.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own and operate a total of 3.5 million square feet of manufacturing facilities. Our main 3.3 million square foot manufacturing complex, located in Barranquilla, Colombia, houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has nine lamination machines with independent assembly rooms, eleven specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as a coater to produce low emissivity glass with high thermal insulation specifications using soft coat technology. The Alutions plant has an effective installed capacity of 2,600 tons per month and can create a variety of shapes and forms for windows, doors and related products. We also own six natural gas power generation plants with an aggregate capacity of 10 megawatts which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators. We also own and operate a 123,399 square foot manufacturing and warehousing facility in a 215,908 square foot lot in Miami-Dade County, Florida, United States. The facility houses manufacturing and assembly equipment, warehouse space, and administrative and sales offices.

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

Holders

As of December 31, 2021, there were 323 holders of record of our ordinary shares. We believe our ordinary shares are held by more than 3,000 beneficial owners.

Dividends

On December 8, 2021, the Company declared a regular quarterly dividend of $0.065 per share, or $0.26 per share on an annualized basis, for the fourth quarter of 2021. The quarterly dividend was paid in cash on January 31, 2022 to shareholders of record as of the close of business on December 31, 2021.

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

Item 6.	[RESERVED].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a vertically-integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the second largest glass fabricator as well as the second largest metal company serving the United States in 2021 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

Our products are manufactured in a 3.5 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Hub50House (Boston), Via 57 West (New York), AE’O Tower (Honolulu), Salesforce Tower (San Francisco), Trump Plaza (Panama), and Departmental Legislative Assembly (Bolivia). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

On May 3, 2019, we consummated the joint venture agreement with Saint-Gobain, acquiring a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain, solidifying our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs. Additionally, in April 2019, ESMetals, a Colombian entity in which the Company has 70% equity interest and has been consolidated in our financial statements since. ESMetals serves as a metalwork contractor to supply the Company with steel accessories used in the assembly of certain architectural systems as part of our vertical integration strategy.

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

Our company has focused on working with The Power of Quality, always making sure that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables, that help us make decisions and create value for our stakeholders. We carry out a series of initiatives based on our global sustainability strategy, which is supported on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation, and empowering our environment. As part of this strategy the Company has voluntarily adhered to UN Global Compact Principles since 2017 and in pursuit of our cooperation with the attainment of the Sustainable Development Goals (SDGs) joined in 2021 a program to dynamize, strengthen and make visible the management of greenhouse gas emissions as a carbon neutral strategy set out by the Colombian government for 2050.

How We Generate Revenue

We are a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 3.5 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to North, Central and South America, the Caribbean, and the Pacific.

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

We sell to over 1,000 customers using several sales teams based out of Colombia and the United States to specifically target regional markets in South, Central and North America. The United States accounted for 92%, and 91% of our combined revenues in 2021 and 2020, respectively, while Colombia accounted for approximately 5% and 6%, and Panama accounted for approximately 1% and less than 1% in those years, respectively.

We sell our products through our main offices/sales teams based out of Colombia and the United States. The Colombia and Latin America sales team is our largest sales group, which has deep contacts throughout the construction industry. The Colombia and Latin America sales team markets both our products as well as our installation services. In the United States, we sell out of subsidiaries established in Florida, which have an expanding customer base and provide installation service in addition to our products. Sales forces in Panama are not via subsidiaries but under agreements with sales representatives. We have two types of sales operations: Contract sales, which are the high-dollar, customer tailored projects, and standard form sales. Standard form sales reflect low-value installations that are of short duration.

We expect to benefit from growth in our largest markets in the United States. One indicator of the non-residential construction outlook in the United States, the Architectural Billing Index, has increased to 52.0 for the month of December 2021 mostly related to a strong rebound from the 2020 downturn. Despite a variety of concerns in the industry, firm billings increased every month of the year except for January. Inquiries into new projects and the value of new design contracts both remaining strong, and backlog remaining near the highest levels ever reported since the AIA started collecting this data. Since 2018 Tecnoglass is actively seeking business in the U.S. residential market. US housing starts increased 1.4% month-over-month to an adjusted annual rate of 1,702 thousand units in December of 2021, led by Single-family construction, up 2.3% to 1,172. An estimated 1,595 thousand housing units were started in 2021, 15.6% above the 2020 figure of 1,380. The current housing boom is directly driven by the intense demand and low mortgage rates.

Liquidity

As of December 31, 2021, and 2020, we had cash and cash equivalents of approximately $85.0 million and $67.7 million, respectively. During the year ended December 31, 2021 the main source of cash was operating activities, which generated $117.3 million.

In October 2020, the Company entered into a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bore interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. In December 2020, we used $23.1 million proceeds of the long-term debt facility to repay several credit facilities. Subsequently, in January 2021 we redeemed the Company’s existing $210 million unsecured senior notes, which had an interest rate of 8.2% and matured in January 2022 using proceeds from this new facility and incurred in an extinguishment cost of $10.9 million including $8.6 of call premium to exercise the call option.

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. The modification also included a re-sizing of the term loan to $200 million for a total facility size of up to $350 including the revolving credit facility. Borrowings under the credit facility will now bear interest at a rate of LIBOR with no floor plus a spread of 1.75%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%. The facility was led by PNC Bank N.A as Administrative Agent; with Citizens Bank N.A, BBVA USA, CIT Bank and Wells Fargo Bank N.A serving as Joint Lead Arrangers. The effective interest rate for this credit facility including deferred issuance costs is 2.81%. We recorded total costs and fees of $1.5 million related to this transaction, of which $1.4 million of fees paid to banks were capitalized as deferred cost of financing, and $0.2 million paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021. This transaction was accounted for as a debt modification.

We anticipate that working capital will continue to be a net benefit to cash flow in the near future, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the years ended December 31, 2021 and 2020, we made investments primarily in building and construction, and machinery and equipment in the amounts of $53.3 million, and $20.6 million, respectively. We believe our investments in technology within recent years have positioned us well for continued growth given the flexibility afforded by our current installed capacity, improved profitability and enhanced cash generation in the years ahead. Recent examples of our high return investments within the last two years include:

●	Completing the automation of two centralized aluminum warehouses for storing, sorting and delivering aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;

●	Aluminum expansion project to increase capacity by ~400 tons/month;

●	Automation of glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Upgrade vacuum magnetron sputter coating machinery which will allow to coat glass before tempering; and

●	Construction of a 500,000 square foot warehouse with two numerical punching machines, two metal benders and a complete painting line.

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

Results of Operations (Amounts in thousands)

	Years ended December 31,
	2021	2020
Operating Revenues	$496,785	$376,607
Cost of sales	294,201	237,166
Gross profit	202,584	139,441
Operating expenses	(85,599)	(73,734)
Operating income	116,985	65,707
Non-operating income and expenses, net	608	89
Foreign currency transactions loss	(4,308)	(8,638)
Equity method income	4,177	1,387
Interest Expense and deferred cost of financing	(9,850)	(21,671)
Loss on extinguishment of debt	(10,699)	-
Income tax provision	(28,485)	(13,033)
Net income	68,428	23,41
(Income) Loss attributable to non-controlling interest	(277)	34
Income attributable to parent	$68,151	$23,875

Comparison of years ended December 31, 2021 and December 31, 2020

Our operating revenue increased $120.2 million, or 31.9%, from $376.6 million in the year ended December 31, 2020 to $496.8 million in the year ended December 31, 2021. In early 2020, initial COVID-19 lockdowns and other preventive measures slowed down our business, especially in Latin America as several customers halted activities and we shut down our manufacturing facilities in Colombia between March 24, 2020 and April 13, 2020 during the nationwide shelter-in-place order.

Strong sales during 2021 were driven by U.S. single family residential and commercial market activity. U.S. sales increased $115.9 million, or 34.0%, from $340.4 million in 2020 to $456.3 million in 2021. Single family residential market sales increased $106.7 million, or 151.1%, from $70.6 million in 2020 to $177.3 million in 2021, and accounted for 35.7% of total sales in the year ended December 31, 2021.

Sales to Latin-American markets, including Colombia increased $4.3 million, or 11.9%, as our customers continue to return to activities after lockdowns in slowly recovering markets.

Gross profit increased $63.1 million, or 45.3%, to $202.6 million during the year ended December 31, 2021, compared with $139.4 million during the same period of 2020. This resulted in gross profit margin reaching 40.8% during the year ended December 31, 2021, up from 37.0% during the year ended December 31, 2020. The 380-basis point improvement in gross margin mainly reflected a higher mix of revenue from manufacturing versus installation activity as we continue to grow into single family residential, greater operating efficiencies from prior automation initiatives and operating leverage on higher revenues.

Operating expenses increased $11.9 million, or 16.1%, from $73.7 million to $85.6 million for the year ended December 31, 2020 and 2021, respectively. The increase was driven by $7.0 million, or 43.5% increase in shipping expense resulting from sale increasing 31.9% along with some increases in shipping rates and more shipping into the US, a $2.6 million, or 31.6% increase in sales commissions, $1.6 million or 9.9% increase in personnel expense partially offset by a reduction in certain taxes and other expenses. Operating expenses as a percentage of sales improved from 19.6% in 2020 to 17.2% in 2021, as a result of operating leverage from higher sales and our continued effort to enhance our lean administrative structure and tight cost controls.

During the year ended December 31, 2021 and 2020, the Company recorded a net non-operating income of $0.6 million and non-operating income of $0.1 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Interest expense and deferred cost of financing decreased $11.8 million, or 54.5%, to $9.9 million during the year ended December 31, 2021 from $21.7 million during the year ended December 31, 2020 as a result of our new financing arrangement further described above in the liquidity section. The current period does not fully capture the effect of the decrease in interest rates associated to the new syndicated facility given that the senior notes were taken out on January 30, 2021.

During the year ended December 31, 2021, the Company recorded a non operating loss of $4.3 million associated with a foreign currency transactions, which excludes a non-cash $8.5 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net loss of $8.6 million during the year ended December 31, 2020 within the statement of operations as the Colombian peso depreciated 16.0% during the period.

During the year ended December 31, 2021 and 2020, the Company recorded an income tax provision of $28.5 million and $13.0 million, respectively, reflecting an effective income tax rate of 29.4% and 35.3%, respectively. The effective income tax rate of 29.4% as of December 31, 2021, approximates the statutory rate. The effective income tax rate for the year ended December 31, 2020, of 35.3% reflects the impact of unrealized foreign currency transaction losses related to the remeasurement of long-term liabilities of our Colombian subsidiaries which were expected to be realized at a later year in which a lower income tax rate was expected to apply per tax regulation at the time.

As a result of the foregoing, the Company recorded a net income for the year ended December 31, 2021 of $68.4 million compared to $23.8 million in the year ended December 31, 2020.

Cash Flow From Operations, Investing and Financing Activities

During the year ended December 31, 2021 and 2020, operating activities generated approximately $117.3 million and $71.7 million, respectively. The main source of operating cash during the year ended December 31, 2021 was trade accounts payables, which generated $38.0 million in contrast with a use of $20.8 during the same period of 2020. The increase in trade accounts payables as of December is related to increasing purchases to support ongoing growth and to obtaining better payable terms as the Company has gained scale and improved terms. Additionally, contract assets and liabilities which generated $28.6 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, contract assets and liabilities generated $22.8 million during the year ended December 31, 2020. The largest use of cash in operating activities was trade accounts receivable, which used $38.5 million as a result of our record sales during the year 2021 while days sales outstanding decreased to 80 days as December 31, 2021 compared with 85 days as of December 31, 2020 (which include transit times into the US and other places) as a larger portion of our sales now comes from residential sales which have a shorter collection cycle.

We used $50.8 million and $18.1 million in investing activities during the year ended December 31, 2021 and 2020, respectively. The main use of cash in investing activities during the year ended December 31, 2021 was related to the automation of our architectural system assembly processes and several other growth initiatives to increase the plant´s operational capacity. During the year 2021, we paid $51.5 million to acquire property plant and equipment, which in combination with $1.8 million acquired under credit, amount to total capital expenditures of $53.3 million. During 2020, we used $18.3 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $20.6 million. Based on current installed capacity, it is expected that overall capital expenditures will take a step down in the short term.

Financing activities used $43.8 million and $33.5 million during the year ended December 31, 2021 and 2020, respectively. Outflows during the year 2021 include the full redemption of the $210 million unsecured senior notes, which bore interest at a rate of 8.2% and were to mature in 2022, following a step down in redemption price at the end of January 2021, along with $8.6 million for the corresponding call premium. These payments were made with proceeds of the new Senior Secured Credit Facility for up to $300 million, of which we received proceeds of $220 million during the first quarter of 2021. Additionally, we used $30 million of our available cash balance to voluntarily prepay a portion of the senior secured credit facility during the third quarter of 2021.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2021 or 2020.

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

Buildings	20 years
Machinery and equipment	10 years
Furniture and fixtures	10 years
Office equipment and software	5 years
Vehicles	5 years
|Aircraft	30 years

Based on our analysis as of December 31, 2021 we concluded that no impairment needs to be recorded to our goodwill using the market approach as the market capitalization of our company, which has a single reporting unit, exceeds the book value of shareholders equity.

Based on our analysis as of December 31, 2021 we concluded that no impairment needs to be recorded to our long-lived assets as their carrying value are below their realizable values based on projected future cashflows estimated with assumptions deemed reasonable by management based on information currently available. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions.

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

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2021, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2021, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	62	Chief Executive Officer and Director
Christian T. Daes	58	Chief Operating Officer and Director
Santiago Giraldo	46	Chief Financial Officer
A. Lorne Weil	76	Non-Executive Chairman of the Board
Luis Fernando Castro Vergara	55	Director
Martha (Stormy) L. Byorum	73	Director
Julio A. Torres	55	Director
Carlos Alfredo Cure Cure	77	Director

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

A. Lorne Weil has served as a member of our board of directors and non-executive chairman of the board since our inception. Mr Weil is the Executive Chairman of Inspired Entertainment, Inc and was the co-sponsor and founder of lnspired’s predecessor, Hydra Industries Acquisition Corp, and previously served as its Chairman and Chief Executive Officer. Mr. Weil has been a principal of Hydra Management, an investment vehicle he formed, since September 2014. Mr. Weil was Chairman of the Board of Scientific Games Corporation (and its predecessor Autotote Corporation) from October 1991 to November 2013. Mr. Weil also served as the Chief Executive Officer of Scientific Games Corporation (and its predecessor Autotote Corporation) from 1992 to 2008 and from November 2010 to November 2013 (Mr. Weil had retired in 2008) and as the President from August 1997 to June 2005. Under Mr. Weil’s stewardship, the company made a number of significant acquisitions and joint ventures, including the privatization of the off-track betting operations of the State of Connecticut, and the acquisitions of Scientific Games Holdings Corp., IGT Online Entertainment Systems, Global Draw and WMS Industries, and the privatization of the Illinois, New Jersey and Italian lotteries. Prior to joining Scientific Games, Mr. Weil was President of Lorne Weil, Inc., a firm he founded which provided strategic planning and corporate development services to technology-based industries, a role he maintained from 1979 to November 1992. From 197 4 to 1979, Mr. Weil was Vice President - Corporate Development at General Instrument Corporation. From 1970 to 1974, Mr. Weil was a manager with the Boston Consulting Group. Mr. Weil received his undergraduate degree from the University of Toronto, an M.S. degree from the London School of Economics and an M.B.A. from Columbia University, where he served for more than 10 years on the Board of Overseers. In 2012, Mr. Weil was the sponsor and Chairman of the Board of Andina Acquisition Corp., a NASDAQ-listed blank check company and is currently the Chairman of its successor entity, Tecnoglass Inc. Mr. Weil has been Executive Chairman of Leisure Acquisition Corp., a blank check company, since September 2017

Luis Fernando Castro Vergara has served on our board of directors since November 2018 and is a member of the audit and compensation committees. He is the Chief Executive Officer of CTSA since early 2018 participating actively as a member of the board of directors, leading the implementation of the corporate and competitive strategy of the company thru three (3) business units and strengthening the corporate governance of the company, with the purpose of generating sustainable growth. Mr. Castro, prior to becoming CEO, in addition to his knowledge of the infrastructure sector, has accumulated over 20 years of managerial experience in different industries as part of the management team in a private equity fund (PE) in agribusiness, in logistics and food business (import/export) as an entrepreneur, and most recently (2013-2017) in banking as CEO of one of Colombia’s development banks, Bancoldex. Participates actively in different board of directors in addition to Castro Tcherassi SA, in Road Concessions such as Accenorte SAS (4 G), Devimed SA (1 G) and Doble Calzada Oriente SAS (4 G). As an independent director, Mr. Castro participates Nasdaq listed public company, Procaps Group - PROC -(Pharmaceutical Industry). Mr. Castro holds two Bachelors of Science degree in Mathematics and Industrial Engineering at Fordham University and Columbia University respectively in New York City. He earned a Master’s in business administration (MBA) from Universidad de los Andes in Bogota, Colombia and has complementary executive education at Northwestern University (CEO’s Management Program at Kellogg) and Harvard University (Economic Development at Kennedy’s center for international development).

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

Julio A. Torres served as the Chief Executive Officer and a member of the board of directors of Andina Acquisition Corp. III (Nasdaq: ANDA) from January 2019 through August 2021. Since March 2013, Mr. Torres has served as the managing partner at Multiple Equilibria Capital, a financial advisory firm. From October 2011 through January 2013, Mr. Torres served as Co-Chief Executive Officer of Andina Acquisition Corp. I, and from March 2016 through March 2018 as Chief Executive Officer of Andina Acquisition Corp. II. He also served as a member of the board of Andina I from October 2011 until its merger in December 2013 and has continued to serve on the board of Tecnoglass Inc.(Nasdaq: TGLS) since such time. Mr. Torres is currently also a member of the board of AST SpaceMobile Inc. (Nasdaq:ASTS), Tuscany Oil Holdings Ltd. (Canada), Banco Serfinanza S.A. (Colombia), Financiera de Desarrollo Nacional (Colombia) and Colombia Telecomunicaciones - COLTEL (Colombia). From March 2008 to February 2013, Mr. Torres served as managing director of Nexus Capital Partners, a private equity firm. From April 2006 to February 2008, Mr. Torres served with the Colombian Ministry of Finance as Director General of Public Credit and the Treasury. From June 2002 to April 2006, Mr. Torres served as managing director of Diligo Advisory Group, an investment banking firm. From September 1994 to June 2002, Mr. Torres served as vice president with JPMorgan Chase Bank. Mr. Torres graduated from the Universidad de los Andes with a degree in Systems and Computers Engineering and a Finance Specialization, and received an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a Master in Public Administration from the J.F. Kennedy School of Government at Harvard University.

Carlos Alfredo Cure Cure has served on our board of directors since September 2019. Mr. Cure Cure currently acts as external advisor to Grupo Olímpica, one of the largest multi-industry conglomerates in Colombia, and is the former president of the Board of Directors of Ecopetrol S.A. (NYSE: EC), the leading oil & gas company in Colombia. From 2011 to 2013, Mr. Cure Cure served as the Colombian Ambassador to Venezuela. Earlier in his career, Mr. Cure Cure was the Financial Manager of Cementos del Caribe, General Manager of Cementos Toluviejo, General Manager of Astilleros Unión Industrial, and Sociedad Portuaria de Barranquilla. Mr. Cure Cure has served as a board member of Avianca and Isagen, and is the former President of Bavaria S.A. (AB Inbev, EBR: ABI). Mr. Cure Cure earned a B.S. in Civil Engineering from Universidad Nacional de Colombia. We believe Mr. Cure Cure is well-qualified to serve as a member of our board of directors due to his leadership experience in other boards, contacts and business relationships in Colombia.

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

Audit Committee and Financial Expert

We have a standing audit committee of the board of directors, which consisted of Carlos Cure, Luis Fernando Castro and Julio Torres, with Carlos Cure serving as chairman during 2021. Each of the members of the audit committee is independent under the applicable Nasdaq listing standards.

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

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2021 and 2020 of each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Total
Jose M. Daes (1)	2021	$1,512,000	$453,600	$1,965,600
Chief Executive Officer	2020	$1,260,000	$315,000	$1,575,000
Christian T. Daes (2)	2021	$1,512,000	$453,600	$1,965,600
Chief Operating Officer	2020	$1,260,000	$315,000	$1,575,000
Santiago Giraldo (3)	2021	$189,162	$47,634	$236,796
Chief Financial Officer	2020	$181,704	$57,750	$239,454

(1)	Mr. Daes also serves as chief executive officer of ES.

(2)	Mr. Daes also serves as chief executive officer of TG.

(3)	Mr. Giraldo’s 2021 salary was paid in Colombian pesos.

Compensation Arrangements with Named Executive Officers

On January 12, 2022, our compensation committee recommended, and on March 15, 2022 our Board approved, the following compensation arrangements for 2022 for each of Messrs. Daes, Daes, and Giraldo: (i) with respect to each of Messrs. Daes and Daes, a base salary of $2,100,000 plus a bonus of up to $735,000; and (ii) with respect to Mr. Giraldo, a base salary of $444,000 and a performance bonus of up to $155,400 per year. Each of the bonuses will be based on our 2022 financial performance and achievement of certain to-be-agreed upon targets throughout the year.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Director Compensation

Each of our non-employee directors receives cash compensation of $57,330 each year. Additionally, our chairman of the Audit Committee and each other member of our Audit Committee receives additional cash compensation of $18,346 and $9,173, respectively, for serving on our Audit Committee. Non-employee directors do not receive cash compensation for their service.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2021.

Name	Fees earned or paid in cash	Stock Awards	Total
Carlos Cure	$75,676	-	$75,676
Luis Fernando Castro Vergara	$66,503	-	$66,503
Julio A. Torres	$66,503	-	$66,503
Martha L. Byorum	$57,330	-	$57,330
A. Lorne Weil	$57,330	-	$57,330

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table and accompanying footnotes set forth certain information based on public filings or information known to Tecnoglass as of December 31, 2021 with respect to the ownership of our ordinary shares by:

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

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	275,810	(2)	*
Chief Executive Officer and Director
Christian T. Daes	204,632	(2)	*
Chief Operating Officer and Director
Santiago Giraldo	-		*
Chief Financial Officer
Carlos Cure Cure	-		*
Director
Luis F. Castro Vergara	-		*
Director
A. Lorne Weil	106,974	(3)	*
Chairman of the Board
Julio A. Torres	55,520		*
Director
Martha L. Byorum	50,304		*
Director
All directors and executive officers as a group (8 persons)	693,240		1.5%
Five Percent Holders:
Energy Holding Corporation	26,103,937	(4)	54.8%

American Century Companies, Inc. 4500 Main St, 9th Floor, Kansas City MO 64111	3,405,196	(5)	7.1%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Does not include 253,000 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010 and 253,000 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children.

(4)	Joaquin Fernandez and Alberto Velilla Becerra are the directors of Energy Holding Corporation and may be deemed to share voting and dispositive power over such shares.

(5)	Includes shares held by American Century Capital Porfolios, Inc and American Century Investment Management, subsidiaries of American Century Companies, Inc, which is controlled by the Stowers Institute for Medical Research, that is a beneficial owner of securities that are the subject of this schedule based on information supplied on Schedules 13G filed with the SEC on February 11, 2021.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	1,593,917	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,593,917

(1) On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan. Under this plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2021, no awards had been made under the 2013 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

A Construir SA

On a recurring basis, we engage A Counstruir S.A., a heavy construction company operating in Barranquilla, Colombia to carry out construction related to our on-going capital expenditures at our production facilities in Colombia. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have an ownership stake in A Construir. During the years ended December 31, 2021 and 2020, the Company purchased $9.3 million and $2.4 million, respectively, from A Construir S.A.for construction and facilities which have been capitalized on the Company’s balance sheet as property, plant and equipment. Additionally, we sold $198 and $339 to A Construir S.A. during fiscal years 2021 and 2020, respectively, and had outstanding accounts receivable from A Construir S.A. for $0.2 million and $0.1 million as of December 31, 2021 and 2020. During 2021 and 2020 we also paid $0.5 million and less than $0.1 million, respectively, to AST Ingenieria SAS, a civil engineering firm owned and controlled by A Construir S.A., in relation to works performed on the construction projects A Construir executed on our manufacturing facilities.

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have an ownership stake in Alutrafic. We sold $1.1 million and $0.7 million to Alutrafic during fiscal years 2021 and 2020, respectively, and had outstanding accounts receivable from Alutrafic for $0.5 million and $0.6 million as of December 31, 2021 and 2020.

Bancaplus SAS

In 2021, we deposited the Colombian Peso equivalent to $2.3 million in a cash equivalent investment with Bancaplus SAS a financial services company that conducts factoring and payroll lending operations in Colombia in which Christian Daes, the Company’s COO, has an ownership stake. These are liquid, low risk investments that drive returns in line with or higher than similar instruments in the market.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located near our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO. During the years ended December 31, 2021 and 2020 we purchased $0.3 million and $0.3 million respectively. Additionally, during 2022 we also acquired a lot of land adjacent to our manufacturing campus from Santa Maria del Mar SAS for $0.4 million.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the years ended December 31, 2021 and 2020, we made charitable contributions for $1.4 million and $1.3 million, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. We sold $0.8 million and $0.4 million to Avanti during fiscal years 2021 and 2020, respectively, and had outstanding accounts receivable from Avanti for $0.4 million and $0.1 million as of December 31, 2021 and 2020.

Union Temporal Semaforos de Barranquilla

Union Temporal Semáforos de Barranquilla (“UTSB”), a joint venture that manages traffic lights in Barranquilla in which affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have an ownership stake, made a working capital loan to one of our subsidiaries in 2019, when the entity was starting its operations, which bore no interest through 2021, and bears interest equal to the Colombian consumer price index plus 3% beginning in 2022. As of December 31, 2021 and 2020, this loan had an outstanding balance of $0.4 million and $0.4 million, respectively and is expected to be fully repaid within the next 18 months.

Vidrio Andino Joint Venture

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million paid through the contribution of land on December 9, 2020. On October 28, 2020, we acquired said land from a related party and paid for it with the issuance of an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect will carry significant efficiencies for us once it becomes operative, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million if needed (based on debt availability or other sources).

In the ordinary course of business, we purchased $15.3 million and $14.3 million from Vidrio Andino in 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had outstanding payables to Vidrio Andino for $2.8 million and $3.0 million. We recorded equity method income of $4.2 million and $1.4 million on our Consolidated Statement of Operations during the years ended December 31, 2021 and 2020, respectively.

Window Design and Installation LLC

Window Design and Installation LLC (“WDI”), a Florida based glazing contractor formerly owned by two senior sales executives at the Company, made a working capital loan to one of our subsidiaries in 2018 for $0.6 million bearing interest at a rate of 3.7%. WDI was dissolved in 2020 and the loan (including accrued interest) was later condoned by the former shareholders, resulting in non-operating income of $0.7 million on our statement of operations for the year ended December 31, 2021.

Zofracosta SA

Our subsidiary ES has an investment in Zofracosta SA, a real estate holding company and operator of a tax free zone located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture for $0.8 million and $0.9 milion as of December 31, 2021 and 2020, respectively. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have a majority ownership stake in Zofracosta SA.

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

Item 14.	Principal Accounting Fees and Services.

The following fees were paid to PwC for services rendered in years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees(1)	$669,158	$662,577
Audit-Related Fees(2)	105,300	20,697
All Other Fees(3)	2,900	3,787
Total Fees	$777,358	$687,061

(1) Audit fees consist of fees billed for professional services by PwC for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2021 and 2020, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by PwC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K

Exhibit No.	Description	Included	Form	Filing Date

3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Description of the Company’s Securities	By Reference	10-K	March 8, 2021
10.1	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.2	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.3	Form of Indemnification Agreement	By Reference	8-K	March 5, 2014
10.4	Settlement Agreement, dated June 30, 2018, between the Company and Giovanni Monti	By Reference	Form 10-K	March 8, 2019
10.5	Investment Agreement dated January 11, 2019, by and among Tecnoglass Inc., Holding Concorde S.A.S., Saint-Gobain Colombia S.A.S., Saint-Gobain Cristaleria S.L., and Pilkington International Holdings B.V.	By Reference	8-K	January 11, 2019
21	List of subsidiaries.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	Inline XBRL Instance Document	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2022.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer	March 16, 2022
Jose M. Daes	(Principal Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	March 16, 2022
Christian T. Daes

/s/ Santiago Giraldo	Chief Financial Officer	March 16, 2022
Santiago Giraldo	(Principal Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	March 16, 2022
A. Lorne Weil

/s/ Carlos A. Cure	Director	March 16, 2022
Samuel R. Azout

/s/ Luis Fernando Castro	Director	March 16, 2022
Luis Fernando Castro

/s/ Martha Byorum	Director	March 16, 2022
Martha Byorum

/s/ Julio A. Torres	Director	March 16, 2022
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tecnoglass Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tecnoglass Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 , based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs to Complete Fixed Price Contracts

As discussed in Notes 2 and 6 to the consolidated financial statements, $77,4 million of the Company’s total revenues for the year ended December 31, 2021 was generated from fixed price contracts. For the Company’s fixed price contracts, revenues are recognized using the cost-to-cost method, measured by the percentage of costs incurred to date to total estimated costs for each contract. As disclosed by management, the Company generally uses the cost-to-cost method to measure progress for its contracts, which occurs as the Company incurs costs on the contracts. Under the cost-to-cost method, sales are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods. Due to the nature of the work required to be performed, management’s estimation of costs at completion is complex and requires significant judgment based on reasonable estimations. Management has disclosed that there are various factors that can affect the accuracy of cost estimates, including, but not limited to the ability to properly allocate indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time.

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

/s/ PwC Contadores y Auditores S.A.S.

PwC Contadores y Auditores S. A. S.

Barranquilla, Colombia

March 16, 2022

We have served as the Company’s auditor since 2014

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$85,011	$67,668
Investments	1,977	2,387
Trade accounts receivable, net	110,539	89,376
Due from related parties	2,252	2,186
Inventories	84,975	81,249
Contract assets – current portion	18,667	28,405
Other current assets	22,854	13,890
Total current assets	$326,275	$285,161
Long-term assets:
Property, plant and equipment, net	$166,629	$152,474
Deferred income taxes	596	268
Contract assets – non-current	11,853	10,228
Long-term trade accounts receivable	3,995	2,985
Intangible assets	3,337	5,112
Goodwill	23,561	23,561
Long-term investments	51,160	47,535
Other long-term assets	4,157	2,788
Total long-term assets	265,288	244,951
Total assets	$591,563	$530,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$10,700	$1,764
Trade accounts payable and accrued expenses	68,084	42,326
Accrued interest expense	3	7,175
Due to related parties	3,857	4,238
Dividends payable	3,141	1,352
Contract liability – current portion	45,213	27,242
Other current liabilities	24,017	9,959
Total current liabilities	$155,015	$94,056
Long-term liabilities:
Deferred income taxes	$3,417	$3,170
Long-term liabilities from related parties	-	645
Contract liability – non-current	78	977
Long-term debt	188,355	222,722
Total long-term liabilities	191,850	227,514
Total liabilities	$346,865	$321,570
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 46,117,631 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	5	5
Legal Reserves	2,273	2,273
Additional paid-in capital	219,290	219,290
Retained earnings	91,045	29,926
Accumulated other comprehensive (loss)	(68,751)	(43,512)
Shareholders’ equity attributable to controlling interest	243,862	207,982
Shareholders’ equity attributable to non-controlling interest	836	560
Total shareholders’ equity	244,698	208,542
Total liabilities and shareholders’ equity	$591,563	$530,112

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Years ended December 31,
	2021	2020
Operating revenues:
External customers	$494,665	$375,058
Related parties	2,120	1,549
Total operating revenues	496,785	376,607
Cost of sales	294,201	237,166
Gross profit	202,584	139,441
Operating expenses:
Selling expense	(49,768)	(39,065)
General and administrative expense	(35,831)	(34,669)
Total operating expenses	(85,599)	(73,734)
Operating income	116,985	65,707
Non-operating income, net	608	89
Equity method income	4,177	1,387
Foreign currency transactions losses	(4,308)	(8,638)
Interest expense and deferred cost of financing	(9,850)	(21,671)
Loss on extinguishment of debt	(10,699)	-
Income before taxes	96,913	36,874
Income tax provision	(28,485)	(13,033)
Net income	$68,428	$23,841
Loss attributable to non-controlling interest	(277)	34
Income attributable to parent	$68,151	$23,875
Comprehensive income:
Net income	$68,428	$23,836
Foreign currency translation adjustments	(25,080)	(3,898)
Change in fair value derivative contracts	(159)	(350)
Total comprehensive income	$43,189	$19,588
Comprehensive (loss) income attributable to non-controlling interest	(277)	39
Total comprehensive income attributable to parent	$42,912	$19,622
Basic income per share	$1.43	$0.51
Diluted income per share	$1.43	$0.51
Basic weighted average common shares outstanding	47,674,773	46,398,428
Diluted weighted average common shares outstanding	47,674,773	46,398,428

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2021 and 2020

(In thousands, except share data)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2019	46,117,631	5	208,283	1,367	12,148	(39,264)	182,539	594	183,133

Issuance of common stock	1,557,142	-	10,900	-	-	-	10,900	-	10,900

Dividend	-	-	107	-	(5,191)	-	(5,084)	-	(5,084)

Legal Reserves	-	-	-	906	(906)	-	-	-

Derivative financial instruments	-	-	-	-	-	(350)	(350)	-	(350)

Foreign currency translation	-	-	-	-	-	(3,898)	(3,898)	-	(3,898)

Net income	-	-	-	-	23,875	-	23,875	(34)	23,841

Balance at Diciembre 31, 2020	47,674,773	5	219,290	2,273	29,926	(43,512)	207,982	560	208,542

Issuance of common stock	-	-	-	-	-	-	-	-	-

Dividend	-	-	-	-	(7,032)	-	(7,032)	-	(7,032)

Legal reserve	-	-	-	-	-	-	-	-	-

Derivative financial instruments	-	-	-	-	-	(159)	(159)	-	(159)

Foreign currency translation	-	-	-	-	-	(25,080)	(25,080)	-	(25,080)

Net income	-	-	-	-	68,151	-	68,151	277	68,428

Balance at December 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,428	$23,836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,599	1,196
Provision for obsolete inventory	53	143
Depreciation and amortization	20,923	20,623
Deferred income taxes	4,400	6,581
Equity method income	(4,177)	(1,387)
Deferred cost of financing	1,368	972
Other non-cash adjustments	(91)	(123)
Loss on debt extinguishment	2,333	-
Unrealized currency translation losses	14,175	7,930
Changes in operating assets and liabilities:
Trade accounts receivables	(38,515)	5,827
Inventories	(16,747)	(1,675)
Prepaid expenses	(3,293)	(1,397)
Other assets	(15,312)	13,377
Trade accounts payable and accrued expenses	38,001	(20,768)
Accrued interest expense	(7,173)	(417)
Taxes payable	16,125	(6,566)
Labor liabilities	357	115
Contract assets and liabilities	28,593	22,815
Related parties	6,206	629
CASH PROVIDED BY OPERATING ACTIVITIES	$117,253	$71,711

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	685	471
Proceeds from sale of property and equipment	130	6
Purchase of investments	(63)	(265)
Acquisition of property and equipment	(51,513)	(18,323)
CASH USED IN INVESTING ACTIVITIES	$(50,761)	$(18,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(5,243)	(3,801)
Debt extinguishment – Call premium	(8,610)	-
Proceeds from debt	221,350	41,343
Debt modification costs	(1,489)	(6,384)
Repayments of debt	(249,797)	(64,694)
CASH USED IN FINANCING ACTIVITIES	$(43,789)	$(33,536)

Effect of exchange rate changes on cash and cash equivalents	$(5,360)	$(795)
NET INCREASE IN CASH	17,343	19,269

CASH - Beginning of period	67,668	48,399
CASH - End of period	$85,011	$67,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,531	$19,168
Income Tax	$15,296	$10,863
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$1,859	$2,242

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1.	General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports more than 90% of its production to foreign countries.

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

The preparation of the accompanying consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions and conditions. Estimates inherent in the preparation of these consolidated financial statements relate to the collectability of account receivables, the valuation of inventories, estimated earnings on uncompleted contracts, income taxes, useful lives and potential impairment of long-lived assets.

Principles of Consolidation

These audited consolidated financial statements consolidate TGI, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), and Ventanas Solar S.A (“VS”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2021, and 2020, cash and cash equivalents were primarily comprised of deposits held in operating accounts in the United States, and to a lesser amount, Colombia and Panama. As of December 31, 2021 and 2020 the Company had no restricted cash.

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

Related party transactions

The Company has related party transactions such as sales, purchases, and other payments. We periodically performed a related party analysis to identify transactions to disclose. Depending on the transactions´ nature and materiality, we aggregate some related party information by type.

Inventories

Inventories of raw materials, which consist primarily of purchased and processed glass, aluminum, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or market. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet finished (work in process) are valued using the specific identification method. Cost for finished product inventory are recorded and maintained at the lower of cost or market. Cost includes raw materials and direct and applicable indirect manufacturing overheads.

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

Buildings	20 years
Machinery and equipment	10 years
Furniture and fixtures	10 years
Office equipment and software	5 years
Vehicles	5 years
Aircraft	30 years

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. The outbreak of COVID-19 and its associated economic impact, including a significant decrease in the market price of our ordinary shares, was considered a triggering event as of the first quarter of 2020, requiring us to reassess our goodwill and long-lived asset valuations, as well as assumptions of future income from underlying assets. There have been no new triggers through the fourth quarter of 2021.

Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2021, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 11- Goodwill and Intangible Assets for additional information.

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

Revenue Recognition

Our principal sources of revenue are derived from product sales, sometimes referred to as standard form sales, and supply and installation contracts, sometimes referred to as revenues from fixed price contracts. We identified one single performance obligation for both forms of sales. Revenue is recognized when control is transferred to our customers. For product sales, the performance obligations are satisfied at a point in time and control is deemed to be transferred.

Approximately 16% of the Company’s consolidated net sales is generated by supply and installation contracts with customers that require the Company to design, develop, test, manufacture, and install windows according to the customers’ specifications. These contracts are primarily multi-year contracts with real estate general contractors and are generally priced on a fixed-price basis and are invoiced based on contract progress.

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

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. While there are various factors that can affect the accuracy of cost estimates related to the revision of the proper allocation of indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The Company recognizes a liability for non-recurring obligations as situations considering that projects actual costs are usually adjusted to estimated costs. The Company did not recognize sales for performance obligations satisfied in prior periods during year ended December 31, 2021.

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

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service, and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products. The cost associated with product warranties was $1,256 and $681 during the years ended December 31, 2021 and 2020, respectively.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2021 and 2020 amounted to approximately $1,457 and $987, respectively.

Employee Benefits

The Company provides benefits to its employees in accordance with Colombian labor laws. Employee benefits do not give rise to any long-term liability.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecnoglass LLC, Tecnoglass RE LLC, GM&P, Componenti USA LLC and ESW LLC are U.S. entities based in Florida are subject to the taxing jurisdiction of the United States. VS is subject the taxing jurisdiction in the Republic of Panama. Tecnoglass is subject to the taxing jurisdiction of the Cayman Islands. Annual tax periods prior to December 2016 are no longer subject to examination by taxing authorities in Colombia.

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

Earnings per Share

The Company computes basic earnings per share by dividing net income attributable to parent by the weighted-average number of ordinary shares outstanding during the period. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive potential ordinary shares outstanding during the period. See Note 18 - Shareholders’ Equity for further detail on the calculation of earnings per share.

Recently Issued Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The FASB issued ASU 2019-10 and ASU 2019-11 during the fourth quarter of 2019 that will postpone the effective date to the year beginning after December 15, 2022 for smaller reporting Companies. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842), which amends SEC Staff Accounting Bulletin No. 119 (SAB119) which contains interpretative guidance from the SEC aligned to the FASB’s ASC 326. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

Note 3.	Ventanas Solar Acquisition

On November 8, 2021, we announced that we entered into a purchase agreement with Ventanas Solar S.A. (“VS”) a Panama domiciled company that acts as an importer and distributor of the Company’s products in the Republic of Panama. VS is affiliated with family members of Jose M. Daes, the Company’s Chief Executive Officer, and Christian T. Daes, the Company’s Chief Operating Officer. Pursuant to the Agreement, the Company through ES acquired 95% of the shares of VS for $4.0 million, which were paid for through the capitalization of certain accounts receivable of ES from previous sales to VS. The transaction was consummated in December 2021 and is part of the Company’s continued strategy to vertically integrate its operations. It is expected that the remaining 5% of VS will be contributed to the Company in 2022 without any further consideration being paid.

The Company incurred expenses of acquisition related costs comprised of the valuation conducted by an independent investment bank and as well as accounting and legal due diligence fees which are recorded in general and administrative expenses in the Company’s results of operations.

The acquisition of VS was deemed to be a transaction between entities under common control through family members of the Company’s Chief Executive Officer and Chief Operating Officer who owned VS prior to acquisition. As a result, the assets and liabilities were transferred at the historical cost of VS, with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period they were controlled by the previous owners of VS in the Company’s financial statements.

The consolidated financial statements contained in this document contain adjustments on prior year comparative period to account for consolidation of VS during 2020. The following adjustment were made to the beginning balance of the following accounts to include VS’s balances as of January 1st, 2020:

	January 1, 2020
	Prior to acquisition	Effect of acquisition	After acquisition
Retained Earnings	16,213	(4,065)	12,148
Total Shareholders’ Equity	187,210	(4,077)	183,133

Certain accounts receivable due from VS to the Company during previous periods have been reclassified to shareholders’ equity as part of the retroactive consolidation.

The following table includes the financial information as originally reported and the net effect of the VS acquisition after elimination of intercompany transactions.

	December 31, 2020
	Prior to acquisition	Effect of acquisition	After acquisition
Total Assets	532,025	(1,913)	530,112
Total Sales	374,923	1,684	376,607

Operating Income	66,120	(413)	65,707
Income attributable to parent	24,185	(310)	23,875
Basic income per share	0.52	0.00	0.51
Diluted income per share	0.52	0.00	0.51

The following table includes a reconciliation of the financial information for the year ended December 31, 2021 as being reported, the net effect of the VS acquisition after elimination of intercompany transactions, and the financial information that would have been, had the Company not acquired VS:

	December 31, 2021
	Prior to acquisition	Effect of acquisition	After acquisition
Total Assets	589,352	2,211	591,563
Total Sales	494,499	2,286	496,785

Operating Income	116,895	90	116,985
Income attributable to parent	68,085	66	68,151
Basic income per share	1.43	0.00	1.43
Diluted income per share	1.43	0.00	1.43

Note 4.	Long Term Investments

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

	Year ended December 31,
	2021	2020
Colombia	$26,375	$24,178
United States	456,327	340,437
Panama	4,530	2,713
Other	9,553	9,279
Total Revenues	$496,785	$376,607

The following table presents revenues from external customer by product groups.

	Year ended December 31,
	2021	2020
Glass and framing components	$76,106	$73,443
Windows and architectural systems	420,679	303,164
Total Revenues	$496,785	$376,607

During the year ended December 31, 2021 and 2020, no single customer accounted for more than 10% of our revenues.

The Company’s long-lived assets are distributed geographically as follows:

	Year ended December 31,
	2021	2020
Colombia	$161,270	$152,605
Panama	60	213
United States	103,362	91,865
Total long lived assets	$264,692	$244,683

Note 6.	Revenue Disaggregation, Contract Assets and Contract liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Year ended December 31,
	2021	2020
Fixed price contracts	$77,417	$103,423
Product sales	419,368	273,184
Total Revenues	$496,785	$376,607

Remaining Performance Obligations

As of December 31, 2021, the Company had $248.1 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within two years, of which $232.7 million are expected to be recognized during the year ended December 31, 2022, and $15.4 million during the year ended December 31, 2023.

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

The table below presents the components of net contract assets (liabilities).

	December 31, 2021	December 31, 2020
Contract assets — current	$18,667	$28,405
Contract assets — non-current	11,853	10,228
Contract liabilities — current	(45,213)	(27,242)
Contract liabilities — non-current	(78)	(977)
Net contract (liabilities) assets	$(14,771)	$10,414

The components of contract assets are presented in the table below.

	December 31, 2021	December 31, 2020
Unbilled contract receivables, gross	$8,174	$13,534
Retainage	22,346	25,099
Total contract assets	30,520	38,633
Less: current portion	18,667	28,405
Contract assets – non-current	$11,853	$10,228

The components of contract liabilities are presented in the table below.

	December 31, 2021	December 31, 2020
Billings in excess of costs	$12,854	7,191
Advances from customers on uncompleted contracts	32,437	21,028
Total contract liabilities	45,291	28,219
Less: current portion	45,213	27,242
Contract liabilities – non-current	$78	977

During the year ended December 31, 2021, the Company recognized $6,765 of sales related to its billing in excess of cost liability on January 1, 2021. During the year ended December 31, 2020, the Company recognized $4,469 of sales related to its contract liabilities on January 1, 2020.

Note 7.	Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,
	2021	2020
Trade accounts receivable	110,727	90,020
Less: Allowance for doubtful accounts	(188)	(644)
Total	$110,539	$89,376

The changes in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Balance at beginning of year	$644	$2,685
Provision for bad debts	1,599	1,196
Deductions and write-offs, net of foreign currency adjustment	(2,055)	(3,237)
Balance at end of year	$188	$644

Note 8.	Inventories

Inventories are comprised of the following

	December 31, 2021	December 31, 2020
Raw materials	$54,443	$47,282
Work in process	11,126	19,345
Finished goods	8,789	4,941
Stores and spares	9,869	8,981
Packing material	870	783
	85,097	81,332
Less: Inventory allowance	(122)	(83)
	$84,975	$81,249

There are no third party liens or pledges on our inventories as of December 31, 2021.

Note 9.	Other Current Assets

Other assets consist of the following:

	Year ended December 31,
	2021	2020
Advances to Suppliers and Loans	$983	$1,923
Prepaid Income Taxes	12,945	6,029
Employee Receivables	323	361
Prepaid expenses	3,861	2,371
Derivative financial instruments	-	230
Other Creditors	4,742	2,974
Total	$22,854	$13,890

During the years ended December 31, 2021 and 2020, the Company recorded $1,308 and $1,338 of prepaid expenses amortization, respectively.

Note 10.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31, 2021	December 31, 2020
Building	$61,383	$64,956
Machinery and equipment	164,538	155,513
Office equipment and software	7,278	7,041
Vehicles	3,302	3,080
Aircraft	9,545	-
Furniture and fixtures	2,537	2,304
Total property, plant and equipment	248,583	232,894
Accumulated depreciation	(106,845)	(107,410)
Net book value of property and equipment	141,738	125,484
Land	24,891	26,990
Total property, plant and equipment, net	$166,629	$152,474

Depreciation expense was $17,317 and $17,074 for the years ended December 31, 2021 and 2020, respectively.

Note 11.	Goodwill and Intangible Assets

Goodwill

There were no movements to goodwill during the year ended December 31, 2020 and 2021.

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	December 31, 2021
	Gross	Acc. Amort.	Net
Trade Names	$980	$(947)	$33
Notice of Acceptances (NOAs), product designs and other intellectual property	9,456	(6,280)	3,176
Non-compete Agreement	165	(160)	5
Customer Relationships	4,140	(4,017)	123
Total	$14,741	$(11,404)	$3,337

	December 31, 2020
	Gross	Acc. Amort.	Net
Trade Names	$980	$(751)	$229
Notice of Acceptances (NOAs), product designs and other intellectual property	9,236	(5,255)	3,981
Non-compete Agreement	165	(126)	39
Customer Relationships	4,140	(3,277)	863
Total	$14,521	$(9,409)	$5,112

The weighted average amortization period is 5.3 years.

During the twelve months ended December 31, 2021 and 2020, the amortization expense amounted to $2,298 and $2,178, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2021 is as follows:

Year ending	(in thousands)
2022	1,219
2023	908
2024	598
2025	290
Thereafter	322
$3,337

Note 12.	Other Long-Term Assets

Other long-term assets are comprised of the following:

	December 31,
	2021	2020
Real estate investments	$3,848	$2,615
Other long-term assets	309	173
	$4,157	$2,788

Note 13.	Debt

The Company’s debt is comprised of the following:

	December 31, 2021	December 31, 2020
Revolving lines of credit	$279	$377
Finance lease	306	350
Unsecured senior note	-	210,000
Other loans	239	31
Senior secured credit facility	204,257	22,835
Less: Deferred cost of financing	(6,026)	(9,107)
Total obligations under borrowing arrangements	199,055	224,486
Less: Current portion of long-term debt and other current borrowings	10,700	1,764
Long-term debt	$188,355	$222,722

As of December 31, 2021, and December 31, 2020, the Company had $198.6 million and $224.3 million of debt denominated in US Dollars with the remaining amounts denominated in Colombian Pesos.

As of December 31, 2021, all assets of the company are pledged as collateral for the syndicated loan.

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

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. The modification also included a re-sizing of the term loan to $200 million for a total facility size of up to $350 including the revolving credit facility. Borrowings under the credit facility will now bear interest at a rate of LIBOR with no floor plus a spread of 1.75%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%. The facility was led by PNC Bank N.A as Administrative Agent; with Citizens Bank N.A, BBVA USA, CIT Bank and Wells Fargo Bank N.A serving as Joint Lead Arrangers. The effective interest rate for this credit facility including deferred issuance costs is 2.81%. We recorded total costs and fees of $1,496 related to this transaction, of which $1,346 of fees paid to banks were capitalized as deferred cost of financing, and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021. This transaction was accounted for as a debt modification.

As of December 31, 2021, the Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $306. In line with this, the Company recorded right-of-use assets related to computing equipment for $275 and $321 as of December 31, 2021 and December 31, 2020, respectively. The lease agreements include terms to extend the lease, however the Company does not intend to extend its current leases. The weighted average remaining lease term approximates 3 years. The right-of-use assets’ depreciation and interest expense from the lease liability are recorded on our Condensed Consolidated Statement of Operations.

The table below shows maturities of debt as of December 2021.

2022	$10,700
2023	10,071
2024	11,304
2025	15,000
2026	158,006
Thereafter	-
Total	$205,081

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear interest at a weighted average rate of 2.09%.

Interest expense for the year ended December 31, 2021 and 2020 was $8,465 and $19,773, respectively. During the years ended December 31, 2021 and 2020, the Company did not capitalize interests.

Note 14.	Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti USA LLC and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. VS files income tax returns in the Republic of Panama. Tecnoglass Inc. does not currently have any tax obligations.

On September 14, 2021, the Colombian Government enacted Law 2155 (the Social Investment Act), which increases the corporate income tax to 35% for fiscal year 2022 and thereafter, from the current rate of 31% for 2021 that would have decreased to 30% for 2022 under the prior tax regulation.

The components of income tax expense are as follows:

	Twelve months ended December 31,
	2021	2020
Current income tax
United States	$(1,679)	$(1,385)
Colombia	(22,354)	(5,035)
Panama	(52)	(32)
	(24,085)	(6,452)
Deferred income Tax
United States	(1,829)	20
Colombia	(2,571)	(6,601)
Panama	-	-
	(4,400)	(6,581)
Total income tax (provision)	$(28,485)	$(13,033)

Effective tax rate	29.4%	35.3%

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2021	2020
Income tax expense at statutory rates	29.6%	30.5%
Non-deductible expenses	2.4%	5.9%
Non-taxable income	-2.6%	-1.1%
Effective tax rate	29.4%	35.3%

No single individual item contributed significantly in the reconciliation of the Company’s effective tax rate to the statutory rate during the year ended December 31, 2020 and 2021, respectively.

The Company has the following deferred tax assets and liabilities:

	Year ended December 31,
	2021	2020
Deferred tax assets:
Property, plant and equipment adjustments	471	480
Tax benefit on installation of renewable energy project	201	282
Foreign currency transactions	3,828	1,052
Other	59	75
Total deferred tax assets	$4,559	$1,889

Deferred tax liabilities:
Depreciation and Amortization	(4,772)	(1,931)
Other	(71)	(377)
Foreign currency transactions	(2,537)	(2,483)
Total deferred tax liabilities	$(7,380)	$(4,791)

Net deferred tax	$(2,821)	$(2,902)

Net deferred tax is presented on the balance sheet as follows:

	December 31,
	2021	2020
Long term deferred income tax asset	$596	$268
Less: long term deferred income tax liability	$3,417	$3,170

Note 15.	Hedging Activities and Fair Value Measurements

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

As of December 31, 2021, the fair value of foreign currency collar contracts was not measured since we currently do not have any open contracts, with the last settlements taking place in January and February 2021.

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

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the year months ended December 2021:

Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss)
	Amount of Gain or (Loss) Recognized in OCI (Loss) on		OCI (Loss) into	Reclassified from Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Year Ended			Year Ended
	December 31,	December 31,		December 31,	December 31,
	2021	2020		2021	2020

Non-delivery Collar Contracts	$-	$(635)	Operating Revenues	$-	$(610)

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

As of December 31, 2021, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 13 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	December 31, 2021	December 31, 2020
Fair Value	194,285	238,753
Carrying Value	188,355	222,722

Note 16.	Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	December 31, 2021	December 31, 2020
Due from related parties:
Alutrafic Led SAS	526	589
Studio Avanti SAS	408	118
A Construir SA	196	16
Due from other related parties	1,122	1,463
Total due from related parties	$2,252	$2,186

Due to related parties:
Vidrio Andino	2,834	3,035
WDI	-	645
UT Semaforos de Barranquilla	360	418
Due from other related parties	663	785
Total due to related parties	$3,857	$4,883
Less: Long term liabilities to related parties	-	645
Current liabilities to related parties	$3,857	$4,238

	Year ended December 31,
	2021	2020
Sales to related parties:
Alutrafic Led SAS	1,104	697
Studio Avanti SAS	757	355
A Construir SA	198	339
Sales to other related parties	61	158
	$2,120	$1,549

A Construir SA

On a recurring basis, we engage A Construir S.A. a heavy construction company operating in Barranquilla, Colombia to carry out construction related to our on-going capital expenditures at our production facilities in Colombia. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have an ownership stake in A Construir. During the years ended December 31, 2021 and 2020, the Company purchased $9,292 and $2,365, respectively, from A Construir S.A. for construction and facilities which have been capitalized on the Company’s balance sheet as property, plant and equipment. Additionally, we sold $198 and $339 to A Construir S.A. during fiscal years 2021 and 2020, respectively, and had outstanding accounts receivable from A Construir S.A. for $196 and $140 as of December 31, 2021 and 2020. Based on an external study completed in February of 2022, sales from A Construir to the Company fall within the lower quartile pricing range when compared against other third party providers in the market. During 2021 and 2020, we also paid $490 and $48, respectively, to AST Ingeniaría SAS, a civil engineering firm owned and controlled by A Construir S.A., in relation to works performed on the construction projects A Construir executed on our manufacturing facilities.

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have an ownership stake in Alutrafic. We sold $1,104 and $697 to Alutrafic during fiscal years 2021 and 2020, respectively, and had outstanding accounts receivable from Alutrafic for $526 and $589 as of December 31, 2021 and 2020.

Bancaplus SAS

In 2021, we deposited the Colombian Peso equivalent to $2,261 in a cash equivalent investment with Bancaplus SAS a financial services company that conducts factoring and payroll lending operations in Colombia in which Christian Daes, the Company’s COO, has an ownership stake. These are liquid, low risk investments that drive returns in line with or higher than similar instruments in the market.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO. During the years ended December 31, 2021 and 2020 we purchased $291 and $311 respectively. Additionally, during 2022 we also acquired a lot of land adjacent to our manufacturing campus from Santa Maria del Mar SAS for $352.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the years ended December 31, 2021 and 2020 we made charitable contributions for $1,350 and $1,259, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. We sold $757 and $355 to Avanti during fiscal years 2021 and 2020, respectively, and had outstanding accounts receivable from Avanti for $408 and $118 as of December 31, 2021 and 2020.

Union Temporal Semaforos de Barranquilla

Union Temporal Semáforos de Barranquilla (“UTSB”), a joint venture that manages traffic lights in Barranquilla in which affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have an ownership stake made a working capital loan to one of our subsidiaries in 2019, when the entity was starting its operations, which bore no interest through 2021, and bears interest equal to the Colombian consumer price index plus 3% beginning in 2022. As of December 31, 2021 and 2020 this loan had an outstanding balance of $360 and $418, respectively and is expected to be fully repaid within the next 18 months.

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

The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect will carry significant efficiencies for us once it becomes operative, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million if needed (based on debt availability or other sources).

In the ordinary course of business, we purchased $15,308 and $14,339 from Vidrio Andino in 2021 and 2020, respectively. As of December 31, 2021 and 2020 we had outstanding payables to Vidrio Andino for $2,834 and $3,035. We recorded equity method income of $4,177 and $1,387 on our Consolidated Statement of Operations during the years ended December 31, 2021 and 2020, respectively.

Window Design and Installation LLC

Window Design and Installation LLC (“WDI”), a Florida based glazing contractor formerly owned by two senior sales executives at the Company, made a working capital loan to one of our subsidiaries in 2018 for $600 bearing interest at a rate of 3.7%. WDI was dissolved in 2020 and the loan (including accrued interest) was later condoned by the former shareholders, resulting in non-operating income of $666 on our statement of operations for the year ended December 31, 2021.

Zofracosta SA

Our subsidiary ES has an investment in Zofracosta SA, a real estate holding company and operator of a tax free zone located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture for $764 and $886 as of December 31, 2021 and 2020, respectively. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have a majority ownership stake in Zofracosta SA.

Note 17.	Commitments and Contingencies

Commitments

During the three months ended December 31, 2021, the Company has completed its obligation to purchase an aggregate of $62,000 of certain raw materials from a specific supplier before May 2026.

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

Guarantees

As of December 31, 2021, the Company does not have guarantees on behalf of other parties.

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

As of December 31, 2021, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, a total of 47,674,773 Ordinary shares were issued and outstanding.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital. The amount recorded meets this standard.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Numerator for basic and diluted earnings per shares
Net Income attributable to parent	$68,151	$23,875

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,674,773	46,398,428
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,674,773	46,398,428
Basic earnings (loss) per ordinary share	$1.43	$0.51
Diluted earnings (loss) per ordinary share	$1.43	$0.51

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2021, no awards had been made under the 2013 Plan.

Dividend

On December 8, 2021, the Company declared a regular quarterly dividend of $0.065 per share, or $0.26 per share on an annualized basis, for the fourth quarter of 2021. The quarterly dividend was paid in cash on January 31, 2022 to shareholders of record as of the close of business on December 31, 2021.

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

Non-controlling interest

We own 70% of the equity interest in ESMetals and 95% of the equity interest in VS. When the Company owns a majority (but less than 100%) of a subsidiary’s stock, the Company includes in its Consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling interests’ proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Consolidated Balance Sheet, is equal to the non-controlling interests’ proportionate share of the subsidiary’s net assets. In determining the fair value, we used the income approach and the market approach which was performed by third party valuation specialists under management.

Note 19.	Operating Expenses

Selling expenses for the years ended December 31, 2021, and 2020 were comprised of the following:

	December 31,
	2021	2020
Shipping and Handling	$23,064	$16,075
Sales commissions	10,740	8,161
Personnel	7,060	6,287
Services	2,616	1,921
Accounts Receivable provision	1,599	1,196
Packaging	1,820	1,036
Other Selling Expenses	2,869	4,389
Total Selling Expense	$49,768	$39,065

General and administrative expenses for the years ended December 31, 2021 and 2020 were comprised of the following:

	December 31,
	2021	2020
Personnel	$10,814	$9,976
Related parties	6,746	6,617
Services	3,915	4,168
Depreciation and Amortization	3,593	3,687
Professional fees	3,029	2,971
Insurance	2,139	1,904
Taxes	1,047	1,138
Bank charges and tax on financial transactions	1,911	1,273
Rent expense	894	830
Other expenses	1,743	2,105
Total General and administrative expenses	$35,831	$34,669

Note 20.	Non-Operating Income and Expenses

Non-operating income and expenses, net on our consolidated statement of operations amounted to an income of $0.6 and $0.1 for the years ended December 31, 2021 and 2020, respectively. These amounts are primarily comprised of income from interests on receivables and short-term investments, rent income, recoveries on scrap materials.

During the year ended December 31, 2021, the Company also recorded a loss in debt extinguishment of $10.7 million, mainly comprised of a one-time $8.6 million call premium paid on the $210 million senior notes redemption, along with a non-cash amortization of deferred cost of financing related to said notes.

During the year ended December 31, 2021, the Company recorded a non operating loss of $4.3 million associated with a foreign currency transactions loss, which excludes a non-cash $8.5 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net loss of $8.6 million during the year ended December 31, 2020 within the statement of operations as the Colombian peso depreciated 16.0% during the period.

Note 21.	Subsequent Events

Management concluded that no additional subsequent events required disclosure other than those disclosed in these financial statements.

