Form 10-Q
period 2022-03-31
Tecnoglass Inc.
filed 2022-05-10
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(+57) (605) 373 4000

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report):

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	TGLS	The New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2022, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$84,431	$85,011
Investments	2,624	1,977
Trade accounts receivable, net	106,497	110,539
Due from related parties	2,314	2,252
Inventories	104,531	84,975
Contract assets – current portion	16,267	18,667
Other current assets	28,150	22,854
Total current assets	$344,814	$326,275
Long-term assets:
Property, plant and equipment, net	$182,764	$166,629
Deferred income taxes	163	596
Contract assets – non-current	10,275	11,853
Long-term trade accounts receivable	2,704	3,995
Intangible assets	3,150	3,337
Goodwill	23,561	23,561
Long-term investments	53,389	51,160
Other long-term assets	4,752	4,157
Total long-term assets	280,758	265,288
Total assets	$625,572	$591,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$485	$10,700
Trade accounts payable and accrued expenses	68,062	68,087
Due to related parties	7,093	3,857
Dividends payable	3,142	3,141
Contract liability – current portion	44,781	45,213
Other current liabilities	35,902	24,017
Total current liabilities	$159,465	$155,015
Long-term liabilities:
Deferred income taxes	$3,841	$3,417
Contract liability – non-current	43	78
Long-term debt	183,414	188,355
Total long-term liabilities	187,298	191,850
Total liabilities	$346,763	$346,865
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 47,674,773 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Legal Reserves	2,273	2,273
Additional paid-in capital	219,290	219,290
Retained earnings	108,799	91,045
Accumulated other comprehensive (loss)	(52,494)	(68,751)
Shareholders’ equity attributable to controlling interest	277,873	243,862
Shareholders’ equity attributable to non-controlling interest	936	836
Total shareholders’ equity	278,809	244,698
Total liabilities and shareholders’ equity	$625,572	$591,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Operating revenues:
External customers	$134,022	$111,175
Related parties	526	380
Total operating revenues	134,548	111,555
Cost of sales	74,215	66,246
Gross profit	60,333	45,309
Operating expenses:
Selling expense	(13,368)	(11,083)
General and administrative expense	(10,275)	(8,793)
Other professional fees	(2,724)	-
Total operating expenses	(26,367)	(19,876)
Operating income	33,966	25,433
Non-operating income, net	342	159
Equity method income	1,580	1,091
Foreign currency transactions losses	(2,909)	(45)
Loss on debt extinguishment	-	(11,147)
Interest expense and deferred cost of financing	(1,468)	(3,522)
Income before taxes	31,511	11,969
Income tax provision	(10,558)	(3,688)
Net income	$20,953	$8,281
Income attributable to non-controlling interest	(100)	(89)
Income attributable to parent	$20,853	$8,192
Comprehensive income:
Net income	$20,953	$8,281
Foreign currency translation adjustments	13,635	(15,634)
Change in fair value of derivative contracts	2,622	(159)
Total comprehensive income (loss)	$37,210	$(7,512)
Comprehensive income attributable to non-controlling interest	(100)	(89)
Total comprehensive income (loss) attributable to parent	$37,110	$(7,601)
Basic income per share	$0.44	$0.17
Diluted income per share	$0.44	$0.17
Basic weighted average common shares outstanding	47,674,773	47,674,773
Diluted weighted average common shares outstanding	47,674,773	47,674,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,953	$8,281
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for bad debts	414	537
Depreciation and amortization	5,251	5,297
Deferred income taxes	(1,568)	704
Equity method income	(1,580)	(1,091)
Deferred cost of financing	363	255
Other non-cash adjustments	5	(3)
Loss on debt extinguishment	-	2,333
Unrealized currency translation losses	3,205	2,411
Changes in operating assets and liabilities:
Trade accounts receivables	6,099	(3,844)
Inventories	(13,452)	2,761
Prepaid expenses	507	(575)
Other assets	(1,841)	(3,192)
Trade accounts payable and accrued expenses	(5,550)	11,942
Accrued interest expense	(1)	(7,169)
Taxes payable	11,591	1,707
Labor liabilities	(331)	(557)
Other liabilities	(1,196)	(359)
Contract assets and liabilities	1,965	8,425
Related parties	2,301	789
CASH PROVIDED BY OPERATING ACTIVITIES	$27,135	$28,652

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,136)	(42)
Acquisition of property and equipment	(9,258)	(5,698)
CASH USED IN INVESTING ACTIVITIES	$(10,394)	$(5,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(3,099)	(1,311)
Loss on debt extinguishment - Call Premium	-	(8,610)
Deferred financing transaction costs	-	(89)
Proceeds from debt	93	221,118
Repayments of debt	(15,312)	(213,180)
CASH USED IN FINANCING ACTIVITIES	$(18,318)	$(2,072)

Effect of exchange rate changes on cash and cash equivalents	$997	$(2,893)

NET (DECREASE) INCREASE IN CASH	(580)	17,947
CASH - Beginning of period	85,011	67,668
CASH - End of period	$84,431	$85,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,139	$10,268
Income Tax	$2,927	$2,507

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$2,678	$745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Derivative financial instruments	-	-	-	-	-	2,622	2,622	-	2,622

Foreign currency translation	-	-	-	-	-	13,635	13,635	-	13,635

Net income	-	-	-	-	20,853	-	20,853	100	20,953

Balance at March 31, 2022	47,674,773	5	219,290	2,273	108,799	(52,494)	277,873	936	278,809

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2020	47,674,773	5	219,290	2,273	29,927	(43,512)	207,983	560	208,543

Dividend	-	-	-	-	(1,311)	-	(1,311)	-	(1,311)

Derivative financial instruments	-	-	-	-	-	(159)	(159)	-	(159)

Foreign currency translation	-	-	-	-	-	(15,634)	(15,634)	-	(15,634)

Net income	-	-	-	-	8,192	-	8,192	89	8,281

Balance at March 31, 2021	47,674,773	5	219,290	2,273	36,808	(59,305)	199,071	649	199,720

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end condensed balance sheet data was derived from the audited financial statements in the Form 10-K but does not include all disclosures required by US GAAP.

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

Principles of Consolidation

These audited condensed consolidated financial statements consolidate TGI, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), and Ventanas Solar S.A (“VS”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Recast of Prior Year Period Financial Statements

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

The acquisition of VS was deemed to be a transaction between entities under common control. As a result, the assets and liabilities were transferred at the historical cost of VS, with prior periods retroactively adjusted to include the historical financial results of the acquired company for the period they were controlled by the previous owners of VS in the Company’s financial statements.

The following table includes the financial information as originally reported and the net effect of the VS acquisition after elimination of intercompany transactions:

	March 31, 2021
	Prior to acquisition	Effect of acquisition	After acquisition
Total Sales	110,259	1,296	111,555
Operating Income	25,604	(171)	25,433
Income attributable to parent	8,352	(159)	8,193
Basic income per share	0.18	(0.01)	0.17
Diluted income per share	0.18	(0.01)	0.17

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

Adoption of New Accounting Standards

In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, (with early application permitted). The FASB issued ASU 2019-10 and ASU 2019-11 during the fourth quarter of 2019 that postponed the effective date to the year beginning after December 15, 2022 for smaller reporting Companies. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842), which amends SEC Staff Accounting Bulletin No. 119 (SAB119) which contains interpretative guidance from the SEC aligned to the FASB’s ASC 326.

We adopted this standard using the modified retrospective approach at the beginning of fiscal year 2022 as we lost the smaller reporting company status. The adoption of this ASU did not have a significant impact on earnings or financial condition. Refer to additional disclosures in Notes 4.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update are effective for the Company through December 31, 2022 with early adoption permitted. The Company’s outstanding debt which bears interest based on LIBOR contains provisions for transitioning into a benchmark reference rate prior to the discontinuation of LIBOR in 2023. Our interest rate swap derivative contract will be adjusted accordingly.

Note 3. - Inventories, net

	March 31, 2022	December 31, 2021
Raw materials	$64,888	$54,443
Work in process	14,798	11,126
Finished goods	12,538	8,789
Stores and spares	11,268	9,869
Packing material	1,173	870
	104,665	85,097
Less: Inventory allowance	(134)	(122)
	$104,531	$84,975

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended
	March 31,
	2022	2021
Fixed price contracts	$18,851	$22,433
Product sales	115,697	89,122
Total Revenues	$134,548	$111,555

The following table presents geographical information about revenues.

	Three months ended
	March 31,
	2022	2021
Colombia	$4,025	$7,665
United States	126,984	100,807
Panama	799	931
Other	2,740	2,152
Total Revenues	$134,548	$111,555

Trade Accounts Receivable

In the ordinary course of business, we extend credit to customers on a generally non-collateralized basis. The Company maintains an allowance for expected credit losses which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful.

Trade accounts receivable consist of the following:

	March 31, 2022	December 31, 2021
Trade accounts receivable	107,084	110,727
Less: Allowance for credit losses	(587)	(188)
Total	$106,497	$110,539

The changes in the allowance for credit losses for the three months ended March 31, 2022:

Three months ended March 31, 2022
Balance at beginning of period	$188
Additions charged to costs and expenses	414
Deductions and write-offs, net of foreign currency adjustment	(15)
Balance at end of period	$587

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

The table below presents the components of net contract assets (liabilities).

	March 31, 2022	December 31, 2021
Contract assets — current	$16,267	$18,667
Contract assets — non-current	10,275	11,853
Contract liabilities — current	(44,781)	(45,213)
Contract liabilities — non-current	(43)	(78)
Net contract assets	$(18,282)	$(14,771)

The components of contract assets are presented in the table below.

	March 31, 2022	December 31, 2021
Unbilled contract receivables, gross	$7,189	$8,174
Retainage	19,353	22,346
Total contract assets	26,542	30,520
Less: current portion	16,267	18,667
Contract Assets – non-current	$10,275	$11,853

The components of contract liabilities are presented in the table below.

	March 31, 2022	December 31, 2021
Billings in excess of costs	$11,840	12,854
Advances from customers on uncompleted contracts	32,984	32,437
Total contract liabilities	44,824	45,291
Less: current portion	44,781	45,213
Contract liabilities – non-current	$43	78

During the three months ended March 31, 2022, the Company recognized $2,082 of sales related to its contract liabilities at January 1, 2022. During the three months ended March 31, 2021, the Company recognized $1,468 of sales related to its contract liabilities at January 1, 2021.

Remaining Performance Obligations

As of March 31, 2022, the Company had $317.6 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $241.5 million are expected to be recognized during the year ending December 31, 2022, $76.0 million during the year ending December 31, 2023 or thereafter.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Also, it includes the intangibles acquired during the acquisition of GM&P.

	March 31, 2022
	Gross	Acc. Amort.	Net
Trade Names	$980	$(980)	$-
Notice of Acceptances (NOAs), product designs and other intellectual property	9,688	(6,538)	3,150
Non-compete Agreement	165	(165)	-
Customer Relationships	4,140	(4,140)	-
Total	$14,973	$(11,823)	$3,150

	December 31, 2021
	Gross	Acc. Amort.	Net
Trade Names	$980	$(947)	$33
Notice of Acceptances (NOAs), product designs and other intellectual property	9,456	(6,280)	3,176
Non-compete Agreement	165	(160)	5
Customer Relationships	4,140	(4,017)	123
Total	$14,741	$(11,404)	$3,337

The weighted average amortization period is 5.29 years.

During the three months ended March 31, 2022 and 2021, the amortization expense amounted to $475 and $572, respectively, and was included within the general and administration expenses in our Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2022 is as follows:

Year ending	(in thousands)
2022	$824
2023	947
2024	636
2025	323
Thereafter	420
$3,150

Note 6. Debt

The Company’s debt is comprised of the following:

	March 31, 2022	December 31, 2021
Revolving lines of credit	$7,110	$279
Finance lease	308	306
Other loans	-	239
Syndicated credit - term loan facility	182,500	204,257
Less: Deferred cost of financing	(6,019)	(6,026)
Total obligations under borrowing arrangements	183,899	199,055
Less: Current portion of long-term debt and other current borrowings	485	10,700
Long-term debt	$183,414	$188,355

On October 2020, the Company closed a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bore interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. In December 2020, we used $23.1 million proceeds of the long-term debt facility to repay several credit facilities. Subsequently, in January 2021 we redeemed the Company’s then existing $210 million unsecured senior notes, which had an interest rate of 8.2% and were to mature in 2022 using proceeds from this new facility and incurred on an extinguishment cost of $10.9 million including $8.6 of call premium to exercise the call option.

In November 2021, the Company amended its senior secured revolving credit facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.75%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 3.48%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021.

In March of 2022 we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and should trigger a further step down in the applicable interest rate spread to 1.5% upon delivering the compliance certificate containing the financial metrics as of March 31, 2022 based on the financial statements contained in the Quarterly Report on Form 10-Q.

As of March 31, 2022, the Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $308. Differences between finance lease obligations and the value of property, plant and equipment under finance lease arises from differences between the maturities of finance lease obligations and the useful lives of the underlying assets.

The table below shows maturities of debt as of March 31, 2022.

2023	$485
2024	7,602
2025	12,575
2026	15,000
2027	154,256
Thereafter	-
Total	$189,918

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear interest at a weighted average of rate 2.75%.

Note 7. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into an interest rate swap contract to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022 and, thus, we shall have payment dates each quarter, commencing March 31, 2023. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR.

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

As of March 31, 2022, the fair value of interest rate swap contracts was in a net asset position of $2.6 million. We had 16 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of March 31, 2022.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of March 31, 2022, that we expect will be reclassified to earnings within the next twelve months, is $2.6 million.

The fair value of our interest rate swap hedges is classified in the accompanying consolidated balance sheets as of March 31, 2022, are as follows:

	Derivative Assets		Derivative Liabilities
	March 31, 2022		March 31, 2022
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$2,622	Accrued liabilities	$	(-)
Total derivative instruments	Total derivative assets	$2,622	Total derivative liabilities	$	(-)

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $2,622 as of March 31, 2022.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the quarter ended March 31, 2022:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on		Location of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into	Amount of Gain or (Loss) Reclassified from Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Quarter Ended			Quarter Ended
	March 31,	December 31,		March 31,	December 31,
	2022	2021		2022	2021

Interest Rate Swap Contracts	$2,622	$-	Interest Expense	$-	$-

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

As of March 31, 2022, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 6 - Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt, which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2022	December 31, 2021
Fair Value	188,378	194,285
Carrying Value	183,414	188,355

Note 8. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti USA LLC and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. VS files income tax returns in the Republic of Panama. Tecnoglass Inc. does not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended March 31,
	2022	2021
Current income tax
United States	$(1,102)	$(678)
Colombia	(11,015)	(2,295)
Panama	(9)	(11)
	(12,126)	(2,984)
Deferred income Tax
United States	120	30
Colombia	1,448	(734)
Panama	0	-
	1,568	(704)
Total income tax provision	$(10,558)	$(3,688)

Effective tax rate	33.5%	30.8%

The weighted average statutory income tax rate for the three months ended March 31, 2022 and 2021 was 33.5% and 30.8%, respectively. The effective income tax rates for both periods approximate the statutory rates.

Note 9. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	March 31, 2022	December 31, 2021
Due from related parties:
Alutrafic Led SAS	719	526
Studio Avanti SAS	314	408
A Construir SA	209	196
Due from other related parties	1,072	1,122
Total due from related parties	$2,314	$2,252

Due to related parties:
Vidrio Andino	4,399	2,834
Bancaplus SAS	923	-
A Construir SA	508	360
Due to other related parties	1,263	663
Total due to related parties	$7,093	$3,857

	Three months ended March 31,
	2022	2021
Sales to related parties:
Alutrafic Led SAS	300	294
Studio Avanti SAS	168	61
Sales to other related parties	58	25
	$526	$380

A Construir SA

On a recurring basis, we engage A Construir S.A. a heavy construction company operating in Barranquilla, Colombia to carry out construction related to our on-going capital expenditures at our production facilities in Colombia. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have an ownership stake in A Construir. As of March 31, 2022 and March 31, 2021, the Company purchased $3,280 and $2,354, respectively, from A Construir S.A. for construction and facilities which have been capitalized on the Company’s balance sheet as property, plant and equipment. Additionally, the Company had outstanding accounts receivable from A Construir S.A. for $209 and $196 as of March 31, 2022 and December 31, 2021. Based on an external study completed in February of 2022, sales from A Construir to the Company fall within the lower quartile pricing range when compared against other third party providers in the market.

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have an ownership stake in Alutrafic. We sold $300 and $294 to Alutrafic during the quarters ended March 31, 2022 and 2021, respectively, and had outstanding accounts receivable from Alutrafic for $719 and $526 as of March 31, 2022 and December 31, 2021.

Bancaplus SAS

As of March 31, 2022, we had deposited the Colombian Peso equivalent to $2,535 in a cash equivalent investment with Bancaplus SAS a financial services company that conducts factoring and payroll lending operations in Colombia in which Christian Daes, the Company’s COO, has an ownership stake. These are liquid, low risk investments that drive returns in line with or higher than similar instruments in the market. Additionally, the Company had outstanding accounts payable to Bancaplus SAS for $923 as of March 31, 2022, related to some of our suppliers’ factoring operations.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO. During the three months ended March 31, 2022 and 2021, we purchased $244 and $45, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the quarters ended March 31, 2022 and 2021 we made charitable contributions for $356 and $277, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of March 31, 2022 an December 31, 2021, The Company had outstanding accounts receivable from Avanti for $314 and $408, respectively.

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

In the ordinary course of business, we purchased $5,093 and $3,398 from Vidrio Andino during the quarters ended March 31, 2022 and December 31, 2021, respectively. We also had outstanding payables to Vidrio Andino for $4,399 and $2,834. We recorded equity method income of $1,580 and $1,091 on our Consolidated Statement of Operations during the quarters ended March 31, 2022 and 2021, respectively.

Zofracosta SA

Our subsidiary ES has an investment in Zofracosta SA, a real estate holding company and operator of a tax free zone located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture for $812 and $764 as of March 31, 2022 and 2021, respectively. Affiliates of Jose Daes and Christian Daes, the Company’s CEO and COO, respectively, have a majority ownership stake in Zofracosta SA.

Note 10. Shareholders’ Equity

Dividends

In March 2022, the Company declared a regular quarterly dividend of $0.065 per share, or $0.26 per share on an annualized basis. The dividend was paid on April 29, 2021 to shareholders of record as of the close of business on March 31, 2022.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
Numerator for basic and diluted earnings per shares
Net Income	$20,953	$8,281

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,674,773	47,674,773
Effect of dilutive securities and stock dividend	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,674,773	47,674,773
Basic earnings per ordinary share	$0.44	$0.17
Diluted earnings per ordinary share	$0.44	$0.17

Note 11. Commitments and Contingencies

Commitments

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

Note 12. Subsequent Events

On April 21, 2022, the board of directors of the Company authorized management of the Company to take all actions necessary to transfer the listing of the Company’s ordinary shares, par value $0.0001 per share, from the Nasdaq Stock Market LLC (“Nasdaq”) to the New York Stock Exchange (“NYSE”).

On April 22, 2022, the Company provided written notice to Nasdaq of its intention to voluntarily delist its ordinary shares on Nasdaq and to list its ordinary shares on the NYSE. The ordinary shares on Nasdaq ceased trading on Nasdaq at market close on May 6, 2022, and commenced on the NYSE on May 9, 2022. The ordinary Shares has been approved for listing on the NYSE, with the ordinary shares continuing to trade under the symbol “TGLS.

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

RESULTS OF OPERATIONS

	Three months ended
	March 31,
	2022	2021
Operating Revenues	$134,548	$111,555
Cost of sales	74,215	66,246
Gross profit	60,333	45,309
Operating expenses	(26,367)	(19,876)
Operating income	33,966	25,433
Non-operating income, net	342	159
Equity method income	1,580	1,091
Foreign currency transactions losses	(2,909)	(45)
Loss on extinguishment of debt	-	(11,147)
Interest Expense and deferred cost of financing	(1,468)	(3,522)
Income tax provision	(10,558)	(3,688)
Net income	20,953	8,281
Income attributable to non-controlling interest	(100)	(89)
Income attributable to parent	$20,853	$8,192

Comparison of quarterly periods ended March 31, 2022 and 2021

Revenues

The Company’s operating revenues increased $23.0 million or 20.6% from $111.6 million to $134.5 million for the quarter ended March 31, 2022, compared with the quarter ended March 31, 2021.

Strong sales during the first quarter of 2022 were driven by U.S. residential market activity, where sales increased $36.3 million, or 155.1%, from $23.4 million in 2021 to $59.7 million in 2022, and account for 44.3% of total sales during the quarter ended March 31, 2022. Commercial market sales decreased $13.3 million, or 15.1%, from $88.2 million in 2021 to $74.9 million in 2022. Sales to Latin-American markets, including Colombia, decreased $3.2 million, or 30%, from $10.7 million in 2021 to $7.6 million in 2022.

Gross profit

Gross profit increased $15.0 million, or 33.2%, to $60.3 million during the three months ended March 31, 2022, compared with $45.3 million during the same period of 2021. This resulted in gross profit margin reaching 44.8% during the first quarter of 2022, up from 40.6% during the first quarter of 2021. The 420-basis point improvement in gross margin mainly reflected a higher mix of revenue from manufacturing versus installation activity as we continue to grow into single family residential, greater operating efficiencies from prior automation initiatives and operating leverage on higher sales.

Expenses

Operating expenses increased $6.4 million, or 32.7%, from $19.9 million to $26.4 million for the quarters ended March 31, 2021, and 2022, respectively. The increase was driven by $2.7 million in non-recurring professional fees and other costs related to a Special Committee assessment in response to a short seller’s report issued on December 2021. Additionally, shipping expense increased $1.9 million, or 38.1%, as a result of a higher sales volume and higher shipping rates with a higher mix of sales going into the US market.

Non-operating income and expenses, net

During the three months ended March 31, 2022 and 2021, the Company recorded a non-operating income of $0.3 million and $0.2 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence. During the quarter ended March 31, 2021, the Company also recorded a loss in debt extinguishment of $11.1 million, comprised of a one-time $8.6 million call premium paid on the $210 million senior notes redemption, along with a $2.3 million non-cash amortization of deferred cost of financing related to said notes plus a $0.2 million foreign currency adjustment.

Foreign currency transaction gains and losses

During the quarter ended March 31, 2022, the Company recorded a non-operating foreign currency translation loss of $2.9 million associated with the remeasurement of monetary assets and liabilities in currencies different than certain subsidiaries´ functional currencies. This excludes a non-cash $6.5 million foreign currency transaction gain from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net loss of less than $0.1 million during the three months ended March 31, 2021 within the statement of operations.

Interest Expense

Interest expense and deferred cost of financing decreased $2.0 million, or 58.3%, to $1.5 million during the quarter ended March 31, 2022 from $3.5 million during the quarter ended March 31, 2021, as a result of our new financing arrangement further described below in the liquidity section.

Income Taxes

During the quarters ended March 31, 2022, and 2021, the Company recorded an income tax provision of $10.6 million and $3.7 million, respectively, reflecting an effective income tax rate of 33.5% and 30.8%, respectively. The effective income tax rates for both periods approximates the statutory rates. rate.

As a result of the foregoing, the Company recorded a net income for the three months ended March 31, 2022 of $21.0 and $8.3 million in the three months ended March 31, 2022 and 2021, respectively.

Liquidity

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $84.4 million and $85.0 million, respectively.

On October 2020, the Company closed a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bore interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. In December 2020, we used $23.1 million proceeds of the long-term debt facility to repay several credit facilities. Subsequently, in January 2021 we redeemed the Company’s existing $210 million unsecured senior notes, which had an interest rate of 8.2% and was to mature in January, 2022 using proceeds from this new facility and incurred in an extinguishment of debt cost of $10.9 million including $8.6 related to a premium to exercise its call option. In November 2021, the Company amended its senior secured revolving credit facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility will now bear interest at a rate of LIBOR with no floor plus a spread of 1.75%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%. In March of 2022 we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and should trigger a further step down in the applicable interest rate spread to 1.5% upon delivering the compliance certificate containing the financial metrics as of March 31, 2022 based on the financial statements contained in the Quarterly Report on Form 10-Q.

We anticipate that working capital will continue be a net benefit to cash flow for the full year 2022, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the three months ended March 31, 2022 and 2021, we made investments primarily in building and construction, and machinery and equipment in the amounts of $11.9 million, and $6.4 million, respectively.

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

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March 31,
	2022	2021
Cash Flow provided by Operating Activities	$27,135	$28,652
Cash Flow used in Investing Activities	(10,394)	(5,740)
Cash Flow used in Financing Activities	(18,317)	(2,072)
Effect of exchange rates on cash and cash equivalents	996	(2,893)
Cash Balance - Beginning of Period	85,011	67,668
Cash Balance - End of Period	$84,431	$85,615

During the three months ended March 31, 2022 and 2021, operating activities generated approximately $27.1 million and $28.7 million, respectively. The positive cashflow from operations during 2022 resulted from an increased profit year over year, enhanced collection efforts, reduced interest expense and a more favorable mix of revenues in the single-family residential space which carries a shorter cash cycle and no retainage.

The main source of operating cash during the three months ended March 31, 2022 were Trade Accounts Receivables, which generated $6.1 million as our days sales outstanding improved from 80 at fiscal year end to 74 as of March 31, 2022 as a greater portion of our business is coming from single family residential market which has a shorter cash cycle than commercial market. In contrast, Trade Accounts receivable used $3.8 million during the three months ended March 31, 2021.The main use of cash was the purchase of inventories, which used $13.5 million during the three months ended March 31, 2022 as we procure materials to support our ongoing growth.

We used $10.4 million and $5.7 million in investing activities during the three months ended March 31, 2022, and 2021, respectively. The main use of cash in investing activities during the three months ended March 31, 2022, was related to the automation of our architectural system assembly processes. During the first three months of 2022, we paid $9.3 million to acquire property plant and equipment, which in combination with $2.7 million acquired under credit, amount to total Capital Expenditures of $11.9 million. During 2021, we used $5.7 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $6.4 million.

Financing activities used $18.3 million and $2.1 million during the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2022 we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and should trigger a further step down in the applicable interest rate spread to 1.5% upon delivering the compliance certificate containing the financial metrics as of March 31, 2022 based on the financial statements contained in the Quarterly Report on Form 10-Q. During the first quarter of 2021 outflows were related the full redemption of the $210 million unsecured senior notes, which bore interest at a rate of 8.2% and matured in 2022, following a step down in redemption price at the end of January 2021, along with $8.6 million for the corresponding call premium. These payments were made with proceeds of the new Senior Secured Credit Facility for up to $300 million, of which we received proceeds of $220 million during the quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in interest rates, foreign currency exchange rates and commodity market prices.

A rise in interest rates could negatively affect the cost of financing for a significant portion of our debt with variable interest rates. If interest rates were to increase over the next 12 months by 100 basis points, net earnings would decrease by approximately $0.6 million based the current composition of our indebtedness. This market risk exposure is net of the effect from interest rate hedging derivative financial instruments further described in the footnotes to the financial statements.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 32% of our costs and expenses are denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our annual revenues increasing by $0.2 million and our annual costs and expenses increasing by approximately $1.8 million, resulting in a $1.6 million decrease to net earnings based on results for the twelve months ended March 31, 2022.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary assets exceed their monetary liabilities by $43.3 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.4 million recorded in the Company’s Consolidated Statement of Operations as of March 31, 2022.

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

We are also subject to market risk exposure related to volatility in the prices of aluminum, one of the principal raw materials used for our manufacturing. The commodities markets, which include the aluminum industry, are highly cyclical in nature, and as a result, prices can be volatile. Commodity costs are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Our selling prices are also impacted by changes in commodity costs base our pricing of aluminum products based on the quoted price on the London Metals Exchange plus a manufacturing premium with the intention of aligning cost of our raw materials with selling prices to attempt to pass commodity price changes through to our customers.

We cannot accurately estimate the impact a one percent change in the commodity costs of would have on our results of operation, as the change in commodity costs would both impact the cost to purchase materials and our selling prices. The impact to our results of operations depends on the conditions of the market for our products, which could impact our ability to pass commodities costs to our customers.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2022, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2022

