Form 10-Q
period 2022-06-30
Tecnoglass Inc.
filed 2022-08-05
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of July 31, 2022, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$98,620	$85,011
Investments	2,407	1,977
Trade accounts receivable, net	114,218	110,539
Due from related parties	1,669	2,252
Inventories	111,914	84,975
Contract assets – current portion	16,310	18,667
Other current assets	23,554	22,854
Total current assets	$368,692	$326,275
Long-term assets:
Property, plant and equipment, net	$183,594	$166,629
Deferred income taxes	2,526	596
Contract assets – non-current	10,588	11,853
Long-term trade accounts receivable	4,279	3,995
Intangible assets	3,029	3,337
Goodwill	23,561	23,561
Long-term investments	55,059	51,160
Other long-term assets	4,282	4,157
Total long-term assets	286,918	265,288
Total assets	$655,610	$591,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$591	$10,700
Trade accounts payable and accrued expenses	89,406	68,087
Due to related parties	4,186	3,857
Dividends payable	3,143	3,141
Contract liability – current portion	58,974	45,213
Other current liabilities	24,379	24,017
Total current liabilities	$180,679	$155,015
Long-term liabilities:
Deferred income taxes	$3,403	$3,417
Contract liability – non-current	47	78
Long-term debt	184,268	188,355
Total long-term liabilities	187,718	191,850
Total liabilities	$368,397	$346,865
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$—	$—
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 47,674,773 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Legal Reserves	1,458	2,273
Additional paid-in capital	219,290	219,290
Retained earnings	139,709	91,045
Accumulated other comprehensive loss	(74,404)	(68,751)
Shareholders’ equity attributable to controlling interest	286,058	243,862
Shareholders’ equity attributable to non-controlling interest	1,155	836
Total shareholders’ equity	287,213	244,698
Total liabilities and shareholders’ equity	$655,610	$591,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenues:
External customers	$168,657	$121,401	$302,679	$232,576
Related parties	467	351	993	731
Total operating revenues	169,124	121,752	303,672	233,307
Cost of sales	95,492	72,622	169,707	138,868
Gross profit	73,632	49,130	133,965	94,439
Operating expenses:
Selling expense	(16,616)	(12,030)	(29,984)	(23,113)
General and administrative expense	(10,851)	(8,332)	(21,126)	(17,125)
Other professional fees	(678)	-	(3,402)	-
Total operating expenses	(28,145)	(20,362)	(54,512))	(40,238)
Operating income	45,487	28,768	79,453	54,201
Non-operating income (expenses), net	161	(228)	503	(70)
Equity method income	1,669	788	3,249	1,879
Foreign currency transactions gains (loss)	2,503	190	(406)	145
Gain (loss) on debt extinguishment	-	169	-	(10,978)
Interest expense and deferred cost of financing	(1,715)	(2,442)	(3,183)	(5,964)
Income before taxes	48,105	27,245	79,616	39,213
Income tax (provision)	(14,692)	(7,601)	(25,250)	(11,289)
Net income	$33,413	$19,644	$54,366	$27,924
(Loss) Income attributable to non-controlling interest	(219)	(51)	(319)	(140)
Income attributable to parent	$33,194	$19,593	$54,047	$27,784
Comprehensive income:
Net income	$33,413	$19,644	$54,366	$27,924
Foreign currency translation adjustments	(23,620)	(1,185)	(9,987)	(16,819)
Change in fair value of derivative contracts	1,710	-	4,332	(159)
Total comprehensive income	$11,503	$18,459	$48,711	$10,946
Comprehensive (loss) income attributable to non-controlling interest	(219)	(51)	(319)	(140)
Total comprehensive income attributable to parent	$11,284	$18,408	$48,392	$10,806
Basic income per share	$0.70	$0.41	$1.14	$0.59
Diluted income per share	$0.70	0.41	$1.14	$0.59
Basic weighted average common shares outstanding	47,674,773	47,674,773	47,674,773	47,674,773
Diluted weighted average common shares outstanding	47,674,773	47,674,773	47,674,773	47,674,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,366	$27,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for credit losses	580	748
Depreciation and amortization	10,462	10,515
Deferred income taxes	(1,016)	424
Equity method income	(3,249)	(1,879)
Deferred cost of financing	726	623
Other non-cash adjustments	6	(19)
Loss on debt extinguishment	-	2,333
Unrealized currency translation losses	911	2,555
Changes in operating assets and liabilities:
Trade accounts receivable	(4,792)	(6,069)
Inventories	(31,343)	(2,082)
Prepaid expenses	(690)	(2,015)
Other assets	1,652	(6,718)
Trade accounts payable and accrued expenses	16,489	23,375
Accrued interest expense	(1)	(7,171)
Taxes payable	2,260	3,389
Labor liabilities	125	(132)
Other liabilities	(2,047)	(342)
Contract assets and liabilities	17,538	14,677
Related parties	1,020	(23)
CASH PROVIDED BY OPERATING ACTIVITIES	$62,997	$60,113

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	-	166
Proceeds from sale of property and equipment	-	7
Purchase of investments	(933)	(49)
Acquisition of property and equipment	(26,250)	(18,325)
CASH USED IN INVESTING ACTIVITIES	$(27,183)	$(18,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(6,196)	(2,621)
Loss on debt extinguishment - call premium	-	(8,610)
Deferred financing transaction costs	-	(88)
Proceeds from debt	241	221,146
Repayments of debt	(15,367)	(216,676)
CASH USED IN FINANCING ACTIVITIES	$(21,322)	$(6,849)

Effect of exchange rate changes on cash and cash equivalents	$(883)	$(2,334)

NET INCREASE IN CASH	13,609	32,729
CASH - Beginning of period	85,011	67,668
CASH - End of period	$98,620	$100,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,387	$12,286
Income Tax	$7,552	$9,471

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$5,835	$937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Derivative financial instruments	-	-	-	-	-	2,622	2,622	-	2,622

Foreign currency translation	-	-	-	-	-	13,635	13,635	-	13,635

Net income	-	-	-	-	20,853	-	20,853	100	20,953

Balance at March 31, 2022	47,674,773	5	219,290	2,273	108,799	(52,494)	277,873	936	278,809

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Legal Reserves	-	-	-	(815)	815	-	-	-	-

Derivative financial instruments	-	-	-	-	-	1,710	1,710	-	1,710

Foreign currency translation	-	-	-	-	-	(23,620)	(23,620)	-	(23,620)

Net income	-	-	-	-	33,194	-	33,194	219	33,413

Balance at June 30, 2022	47,674,773	5	219,290	1,458	139,709	(74,404)	286,058	1,155	287,213

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2020	47,674,773	5	219,290	2,273	29,927	(43,512)	207,983	560	208,543

Dividend	-	-	-	-	(1,311)	-	(1,311)	-	(1,311)

Derivative financial instruments	-	-	-	-	-	(159)	(159)	-	(159)

Foreign currency translation	-	-	-	-	-	(15,634)	(15,634)	-	(15,634)

Net income	-	-	-	-	8,192	-	8,192	89	8,281

Balance at March 31, 2021	47,674,773	5	219,290	2,273	36,808	(59,305)	199,071	649	199,720

Stock dividend			-	-	-	-	-	-	-

Reserva legal				-	(1,312)		(1,312)		(1,312)

Instrumentos financieros						-	-		-
							0		0
Foreign currency translation	-	-	-	-	-	(1,185)	(1,185)		(1,185)

Net income	-	-	-	-	19,593	-	19,593	51	19,644

Balance at June 30, 2021	47,674,773	5	219,290	2,273	55,089	(60,490)	216,167	700	216,867

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

Recast of Prior Year Period Financial Statements

On November 8, 2021, we announced that we entered into a purchase agreement with Ventanas Solar S.A. (“VS”), a Panama domiciled company that acts as an importer and distributor of the Company’s products in the Republic of Panama. VS was affiliated with family members of Jose M. Daes, the Company’s Chief Executive Officer, and Christian T. Daes, the Company’s Chief Operating Officer. Pursuant to the Agreement, the Company through ES acquired 95% of the shares of VS for $4.0 million, which were paid for through the capitalization of certain accounts receivable of ES from previous sales to VS. The transaction was consummated in December 2021 and is part of the Company’s continued strategy to vertically integrate its operations. As of June 30, 2022, the remaining 5% interest was contributed to the Company, and now is a fully owned subsidiary of the Company.

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

The following table includes the financial information as originally reported and the net effect of the VS acquisition after elimination of intercompany transactions:

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Prior to	Effect of	After	Prior to	Effect of	After
	acquisition	acquisition	acquisition	acquisition	acquisition	Acquisition
Total Sales	121,714	38	121,752	232,594	713	233,307
Operating Income	28,397	371	28,768	53,790	411	54,201
Income attributable to parent	19,234	552	19,786	27,400	384	27,784
Basic income per share	0.42	0.00	0.42	0.59	0.01	0.60
Diluted income per share	0.42	0.00	0.42	0.59	0.01	0.60

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

We adopted this standard using the modified retrospective approach at the beginning of fiscal year 2022 as we no longer qualified as a smaller reporting company. The adoption of this ASU did not have a significant impact on the Company’s earnings or financial condition. Refer to additional disclosures in Note 4.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update are effective for the Company through December 31, 2022, with early adoption permitted. The Company’s outstanding debt,. which bears interest based on LIBOR. contains provisions for transitioning into a benchmark reference rate prior to the discontinuation of LIBOR in 2023. Our interest rate swap derivative contract will be adjusted accordingly.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Note 3. - Inventories, net

	June 30, 2022	December 31, 2021
Raw materials	$73,386	$54,443
Work in process	16,690	11,126
Finished goods	8,983	8,789
Spares and accessories	11,470	9,869
Packing material	1,500	870
Total Inventories, gross	112,029	85,097
Less: Inventory allowance	(115)	(122)
Total inventories, net	$111,914	$84,975

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed price contracts	$22,525	$21,242	$41,376	$43,675
Product sales	146,599	100,510	262,296	189,632
Total Revenues	$169,124	$121,752	$303,672	$233,307

The following table presents geographical information about revenues.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Colombia	$4,816	$8,166	$8,841	$15,831
United States	161,478	109,879	288,461	210,686
Panama	1,003	1,300	1,803	2,231
Other	1,827	2,408	4,567	4,559
Total Revenues	$169,124	$121,752	$303,672	$233,307

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

Trade accounts receivable consist of the following:

	June 30, 2022	December 31, 2021
Trade accounts receivable	114,923	110,727
Less: Allowance for credit losses	(705)	(188)
Total	$114,218	$110,539

The changes in the allowance for credit losses for the three months ended June 30, 2022, are:

Three months ended June 30, 2022
Balance at beginning of period	$188
Additions charged to costs and expenses	580
Deductions and write-offs, net of foreign currency adjustment	(63)
Balance at end of period	$705

Contract Assets and Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales but have not been billed to customers and are classified as current. In addition, a portion of the amounts billed on certain fixed price contracts that are withheld by the customer as a retainage until a final good receipt of the complete project to the customers satisfaction are also included within contract assets. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.

The table below presents the components of net contract assets (liabilities).

	June 30, 2022	December 31, 2021
Contract assets — current	$16,310	$18,667
Contract assets — non-current	10,588	11,853
Contract liabilities — current	(58,974)	(45,213)
Contract liabilities — non-current	(47)	(78)
Net contract assets	$(32,123)	$(14,771)

The components of contract assets are presented in the table below.

	June 30, 2022	December 31, 2021
Unbilled contract receivables, gross	$7,566	$8,174
Retainage	19,332	22,346
Total contract assets	26,898	30,520
Less: current portion	16,310	18,667
Contract Assets – non-current	$10,588	$11,853

The components of contract liabilities are presented in the table below.

	June 30, 2022	December 31, 2021
Billings in excess of costs	$12,291	12,854
Advances from customers on uncompleted contracts	46,730	32,437
Total contract liabilities	59,021	45,291
Less: current portion	58,974	45,213
Contract liabilities – non-current	$47	78

During the three and six months ended June 30, 2022, the Company recognized $3,421 and $5,503 of sales related to its contract liabilities at January 1, 2022, respectively. During the three and six months ended June 30, 2021, the Company recognized $1,534 and $3,002 of sales related to its contract liabilities at January 1, 2022, respectively.

Remaining Performance Obligations

As of June 30, 2022, the Company had $355.9 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $239.1 million are expected to be recognized during the year ending December 31, 2022, and $116.8 million during the year ending December 31, 2023.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Also, it includes the intangibles acquired during the acquisition of GM&P.

	June 30, 2022
	Gross	Acc. Amort.	Net
Trade Names	$980	$(980)	$-
Notice of Acceptances (NOAs), product designs and other intellectual property	9,799	(6,770)	3,029
Non-compete Agreement	165	(165)	-
Customer Relationships	4,140	(4,140)	-
Total	$15,084	$(12,055)	$3,029

	December 31, 2021
	Gross	Acc. Amort.	Net
Trade Names	$980	$(947)	$33
Notice of Acceptances (NOAs), product designs and other intellectual property	9,456	(6,280)	3,176
Non-compete Agreement	165	(160)	5
Customer Relationships	4,140	(4,017)	123
Total	$14,741	$(11,404)	$3,337

The weighted average amortization period is 5.25 years.

During the three and six months ended June 30, 2022, the amortization expense amounted to $314 and $789, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and six months ended June 30, 2021, the amortization expense amounted to $566 and $1,138, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2022 is as follows:

Year ending	(in thousands)
2022	$557
2023	962
2024	662
2025	337
Thereafter	511
$3,029

Note 6. Debt

The Company’s debt is comprised of the following:

	June 30, 2022	December 31, 2021
Revolving lines of credit	$7,235	$279
Finance lease	251	306
Other loans	-	239
Senior Secured Credit Facility	182,500	204,257
Less: Deferred cost of financing	(5,127)	(6,026)
Total obligations under borrowing arrangements	184,859	199,055
Less: Current portion of long-term debt and other current borrowings	591	10,700
Long-term debt	$184,268	$188,355

In October 2020, the Company closed a $300 million five-year term Senior Secured Credit Facility consisting of a $250 million delayed draw term loan and a $50 million committed revolving credit facility which bore interest at a rate of LIBOR, with a 0.75% floor, plus a spread of between 2.50% and 3.50%, based on the Company’s net leverage ratio. In December 2020, we used $23.1 million proceeds of the long-term debt facility to repay several credit facilities. Subsequently, in January 2021 we redeemed the Company’s then existing $210 million unsecured senior notes, which had an interest rate of 8.2% and were to mature in 2022 using proceeds from this new facility and incurred on an extinguishment cost of $10.9 million including $8.6 of call premium to exercise the call option.

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 3.23%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021. In March 2022, we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%.

As of June 30, 2022, the Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $251, with a weighted average remaining lease term of 31 months. Differences between finance lease obligations and the value of property, plant and equipment under finance lease arises from differences between the maturities of finance lease obligations and the useful lives of the underlying assets.

Maturities of long-term debt and other current borrowings are as follows as of June 30, 2022:

2023	$591
2024	10,094
2025	13,794
2026	15,000
2027	150,507
Thereafter	-
Total	$189,986

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear an interest at a weighted average of rate 2.50% as of June 30, 2022.

Note 7. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022 and, thus, we shall have payment dates each quarter, commencing March 31, 2023. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR.

We record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings.

As of June 30, 2022, the fair value of interest rate swap contracts was in a net asset position of $4.3 million. We had 16 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 30, 2022.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of June 30, 2022, that we expect will be reclassified to earnings within the next twelve months, is $4.3 million.

The fair value of our interest rate swap hedges is classified in the accompanying consolidated balance sheets as of June 30, 2022, are as follows:

	Derivative Assets		Derivative Liabilities
	June 30, 2022		June 30, 2022
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest rate swap contracts	Other current assets	$4,332	Accrued liabilities	$	(-)
Total derivative instruments	Total derivative assets	$4,332	Total derivative liabilities	$	(-)

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $4,332 as of June 30, 2022.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the quarter ended June 30, 2022:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss)		OCI (Loss) into	Accumulated
	on Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2022	2021		2022	2021

Interest rate swap contracts	$1,710	$-	Interest expense	$-	$-

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Six Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2021	2020		2021	2020

Interest rate swap contracts	$4,332	$-	Interest expense	$-	$-

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

The fair values of derivatives used to manage interest rate risks are based on LIBOR rates and interest rate swap curves. Measurement of our derivative assets and liabilities is considered a level 2 measurement. To carry out the swap valuation, the definition of the fixed leg (obligation) and variable leg (right) is used. Once the projected flows are obtained in both fixed and variable rates, the regression analysis is performed for prospective effectiveness test. The projection curve contains the forward interest rates to project flows at a variable rate and the discount curve contains the interest rates to discount future flows, using the one-month USD Libor curve.

As of June 30, 2022, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 6 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2022	December 31, 2021
Fair Value	188,340	194,285
Carrying Value	184,268	188,355

Note 8. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Current income tax
United States	$(1,646)	$(815)	$(2,748)	$(1,493)
Colombia	(12,483)	(7,052)	(23,498)	(9,347)
Panama	(11)	(14)	(20)	(25)
	(14,140)	(7,881)	(26,266)	(10,865)
Deferred income Tax
United States	79	49	199	79
Colombia	(631)	231	817	(503)
Panama	-	-	-	-
	(552)	280	1,016	(424)
Total income provision	$(14,692)	$(7,601)	$(25,250)	$(11,289)

Effective tax rate	30.5%	27.9%	31.7%	28.8%

The weighted average statutory income tax rate for the three months ended June 30, 2022 and 2021 of 30.5% and 27.9%, respectively, and the effective income tax rate for the six months ended June 30, 2022 and 2021 of 31.7% and 28.8%, respectively, approximates the statutory rate.

Note 9. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	June 30, 2022	December 31, 2021
Due from related parties:
Alutrafic Led SAS	538	526
Studio Avanti SAS	194	408
Due from other related parties	937	1,318
Total due from related parties	$1,669	$2,252

Due to related parties:
Vidrio Andino	3,155	2,834
Due to other related parties	1,031	1,023
Total due to related parties	$4,186	$3,857

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales to related parties:
Alutrafic Led SAS	270	231	570	525
Studio Avanti SAS	164	104	332	165
Sales to other related parties	33	16	91	41
	$467	$351	$993	$731

A Construir SA

On a recurring basis, we have engaged A Construir S.A. a heavy construction company operating in Barranquilla, Colombia to carry out construction related to our on-going capital expenditures at our production facilities in Colombia. Affiliates of Jose Daes and Christian Daes had an ownership stake in A Construir through June 1, 2022. During the three and six months ended June 30, 2022, we purchased $1,455 and $4,735, respectively, compared to $1,877 and $4,231 during the three and six months ended June 30, 2021, respectively, from A Construir S.A. for construction and facilities which have been capitalized on the Company’s balance sheet as property, plant and equipment. Additionally, the Company had outstanding accounts receivable from A Construir S.A. for $223 and $196 as of June 30, 2022 and December 31, 2021, respectively, and Outstanding accounts payable to A Construir S.A. for $1,103 and $4 as of June 30, 2022 and December 31, 2021, respectively. These balances are not reflected as balances due from and due to related parties as of June 30, 2022 on the face of the Consolidated Balance Sheet nor the summary table above.

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes have an ownership stake in Alutrafic. During the three and six months ended June 30, 2022, we sold $270 and $570 to Alutrafic, respectively, compared to $231 and $525 during the three and six months ended June 30, 2021, respectively. Additionally, we had outstanding accounts receivable from Alutrafic for $538 and $526 as of June 30, 2022 and December 31, 2021, respectively.

Bancaplus SAS

As of June 30, 2022, we had deposited the Colombian Peso equivalent to $1,345 in a cash equivalent investment with Bancaplus SAS a financial services company that conducts factoring and payroll lending operations in Colombia in which Christian Daes has an ownership stake. These are liquid, low risk investments that drive returns in line with or higher than similar instruments in the market. Additionally, the Company had outstanding accounts payable to Bancaplus SAS for $247 as of June 30, 2022, related to some of our suppliers’ factoring operations.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and six months ended June 30, 2022, we purchased $168 and $412, respectively, compared to $55 and $100 purchased during the three and six months ended June 30, 2021, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and six months ended June 30, 2022 for $439 and $795, respectively, compared to $304 and $581 during the three and six months ended June 30, 2021, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of June 30, 2022 and December 31, 2021, the Company had outstanding accounts receivable from Avanti for $194 and $408, respectively. During the three and six months ended June 30, 2022, we sold $164 and $332 to Alutrafic, respectively, compared to $104 and $165 during the three and six months ended June 30, 2021, respectively.

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

The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect will carry significant efficiencies for us once it becomes operative, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12.5 million if needed (based on debt availability as a first option).

In the ordinary course of business, we purchased $3,948 and $9,041 from Vidrio Andino during the three and six months ended June 30, 2022, respectively, compared to $3,430 and $6,828, during the three and six months ended June 30, 2021, respectively. We also had outstanding payables to Vidrio Andino for $3,155 and $2,834 as of June 30, 2022, and December 31, 2021, respectively. We recorded equity method income of $1,669 and $3,249 on our Consolidated Statement of Operations during the three and six months ended June 30, 2022, respectively, compared to $788 and $1,879 recorded during the three and six months ended June 30, 2021, respectively.

Zofracosta SA

Our subsidiary ES has an investment in Zofracosta SA, a real estate holding company and operator of a tax free zone located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture for $737 and $764 as of June 30, 2022 and December 31, 2021, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 10. Shareholders’ Equity

Dividends

On June 2, 2022, the Company declared a regular quarterly dividend of $0.065 per share, or $0.26 per share on an annualized basis. The dividend was paid on July 29, 2022 to shareholders of record as of the close of business on June 30, 2022.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per shares
Net Income	$33,413	$19,644	$54,366	$27,924)

Denominator
Denominator for basic earnings per ordinary share – weighted average shares outstanding	47,674,773	47,674,773	47,674,773	47,674,773
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share – weighted average shares outstanding	47,674,773	47,674,773	47,674,773	47,674,773
Basic earnings per ordinary share	$0.70	$0.41	$1.14	$0.59)
Diluted earnings per ordinary share	$0.70	$0.41	$1.14	$0.59)

Note 11. Commitments and Contingencies

Commitments

As of June 30, 2022, the Company signed an agreement to purchase an aggregate of at least $90 million of certain raw materials from a specific supplier before November 30, 2030, starting from July 1, 2022.

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

General Legal Matters

From time to time, the Company is involved in legal matters arising in the regular course of business. Some disputes are derived directly from our construction projects, related to supply and installation, and even though deemed ordinary, they may involve significant monetary damages. We are also subject to other type of litigations arising from employment practices, worker’s compensation, automobile claims and general liability. It is very difficult to predict precisely what the outcome of these litigations might be. However, with the information at our disposition as this time, there are no indications that such claims will result in a material adverse effect on the business, financial condition, or results of operations of the Company.

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

We have more than 38 years of experience in architectural glass and aluminum profile structure assembly. We transform a variety of glass products, including tempered safety, double thermo-acoustic and laminated glass. Our finished glass products are installed in a wide variety of buildings across a number of different applications, including floating facades, curtain walls, windows, doors, handrails, and interior and bathroom spatial dividers. We also produce aluminum products such as profiles, rods, bars, plates and other hardware used in the manufacturing of windows.

Our products are manufactured in a 3.8 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean, and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Hub50House (Boston), Via 57 West (New York), Ae’o Tower (Honolulu), Salesforce Tower (San Francisco), Trump Plaza (Panama), and Departmental Legislative Assembly (Bolivia). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

RESULTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenues	$169,124	$121,752	$303,672	$233,307
Cost of sales	95,492	72,622	169,707	138,868
Gross profit	73,632	49,130	133,965	94,439
Operating expenses	(28,145)	(20,362)	(54,512)	(40,238)
Operating income	45,487	28,768	79,453	54,201
Non-operating income (expenses), net	161	(228)	503	(70)
Equity method income	1,669	788	3,249	1,879
Foreign currency transactions gains (losses)	2,503	190	(406)	145
Loss on debt extinguishment	-	169	-	-10,978
Interest expense and deferred cost of financing	(1,715)	(2,442)	(3,183)	(5,964)
Income tax provision	(14,692)	(7,601)	(25,250)	(11,289)
Net income	33,413	19,644	54,366	27,924
(Income) loss attributable to non-controlling interest	(219)	-51	(319)	(140)
Income attributable to parent	$33,194	$19,593	$54,047	$27,784

Comparison of quarterly periods ended June 30, 2022 and 2021

Revenues

The Company’s operating revenues increased $47.4 million or 38.9%, from $121.8 million the quarter ended June 30, 2021, to $169.1 million for the quarter ended June 30, 2022.

Strong sales during the second quarter of 2022 were driven by strong U.S. residential and commercial market activity, where sales increased $51.7 million, or 47.0%, from $109.9 million in 2021 to $161.5 million in 2022. Single family residential market sales increased $35.0 million, or 85.6%, from $40.9 million in 2021 to $75.9 million in 2022, and account for 44.9% of total sales during the quarter ended June 30, 2022. Sales to Latin-American markets, including Colombia decreased $4.2 million, or 35.6%, from $11.9 million in 2021 to $7.6 million in 2022.

Gross profit

Gross profit increased $24.5 million, or 49.9%, to $73.6 million during the three months ended June 30, 2022, compared with $49.1 million during the same period of 2021. This resulted in gross profit margin reaching 43.5% during the second quarter of 2022, up from 40.4% during the second quarter of 2021. The 310-basis point improvement in gross margin reflected operating leverage on higher sales, a higher mix of revenue from manufacturing versus installation activity as we continue to grow into the single family residential market and a full quarter of greater operating efficiencies from prior automation initiatives.

Expenses

Operating expenses increased $7.8 million, or 38.2%, from $20.4 million to $28.1 million for the quarters ended June 30, 2021 and 2022, respectively. The increase was driven by $3.7 million, or 64.6% increase in shipping expense as a result of a higher sales volume and higher shipping rates with a higher mix of sales going into the US market; $1.0 million in non-recurring professional fees and other costs related to a Special Committee assessment in response to a short seller’s report issued on December 2021, along with smaller increases in personnel and sales commissions.

Non-operating income and expenses, net

During the three months ended June 30, 2022 and 2021, the Company recorded non-operating income of $0.2 million and net non-operating expense of $0.2 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the quarter ended June 30, 2022, the Company recorded a non-operating gain of $2.5 million associated with foreign currency transactions, which excludes a non-cash $10.6 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net gain of $0.2 million during the three months ended June 30, 2021 within the statement of operations.

Interest Expense

Interest expense and deferred cost of financing decreased $0.7 million, or 29.8%, to $1.7 million during the quarter ended June 30, 2022 from $2.4 million during the quarter ended June 30, 2021 as a result of our new financing arrangement further described below in the liquidity section.

Income Taxes

During the quarters ended June 30, 2022 and 2021, the Company recorded an income tax provision of $14.7 million and $7.6 million, respectively, reflecting an effective income tax rate of 30.5% and 27.9%, respectively, which approximate the statutory rate.

As a result of the foregoing, the Company recorded a net income for the three months ended June 30, 2022 of $33.4 million compared to net income of $19.6 million in the three months ended June 30, 2021.

Comparison of six-month periods ended June 30, 2022 and 2021

Revenues

The Company’s operating revenues increased $70.4 million or 30.2% from $233.3 million to $303.7 million for the six months ended June 30, 2022 compared with the six months ended June 30, 2021.

Strong sales during the first six months of 2022 were driven by U.S. single family residential and commercial market activity, where sales increased $77.8 million, or 36.9%, from $210.7 million in 2021 to $288.5 million in 2022. Single family residential market sales increased $71.3 million, or 110.8%, from $64.3 million in 2021 to $135.5 million in 2022, and accounted for 44.6% of total sales during the six months ended June 30, 2022. Sales to Latin-American markets, including Colombia decreased $7.4 million, or 32.8%, from $22.6 million in 2021 to $15.2 million in 2022.

Gross profit

Gross profit increased $39.5 million, or 41.9%, to $134.0 million during the six months ended June 30, 2022, compared with $94.4 million during the same period of 2021. This resulted in gross profit margin reaching 44.1% during the first six months of 2022, up from 40.5% during the first six months of 2021. The 360-basis point improvement in gross margin mainly reflected a higher mix of revenue from manufacturing versus installation activity as we continue to grow into single family residential, greater operating efficiencies from prior automation initiatives and operating leverage on higher revenues.

Expenses

Operating expenses increased $14.3 million, or 35.5%, from $40.2 million to $54.5 million for the six months ended June 30, 2021 and 2022, respectively. The increase was driven by $3.4 million in non-recurring professional fees and other costs related to a Special Committee assessment in response to a short seller’s report issued on December 2021. Additionally, shipping expense increased $5.6 million, or 52.1%, as a result of a higher sales volume and higher shipping rates with a higher mix of sales going into the US market.

Non-operating income and expenses, net

During the six months ended June 30, 2022 and 2021, the Company recorded a non-operating income of $0.5 million and non-operating expense of less than $0.1 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

During the six months ended June 30, 2021, the Company also recorded a loss in debt extinguishment of $11.0 million, mainly comprised of a one-time $8.6 million call premium paid on the $210 million senior notes redemption, along with a non-cash amortization of deferred cost of financing related to said notes.

Foreign currency transaction gains and losses

During the six months ended June 30, 2022, the Company recorded a non-cash loss of $0.4 million associated with foreign currency transactions, which excludes a non-cash $4.1 million foreign currency transaction gain from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net gain of $0.1 million during the six months ended June 30, 2021 within the statement of operations.

Interest Expense

Interest expense and deferred cost of financing decreased $2.8 million, or 46.6%, to $3.2 million during the six months ended June 30, 2022, from $6.0 million during the six months ended June 30, 2021 as a result of our new financing arrangement further described below in the liquidity section.

Income Taxes

During the six-month periods ended June 30, 2022, and 2021, the Company recorded an income tax provision of $25.3 million and $11.3 million, respectively, reflecting an effective income tax rate of 31.7% and 28.8%, respectively. The effective income tax rates for both periods approximate the statutory rates.

As a result of the foregoing, the Company recorded a net income for the six months ended June 30, 2022 of $54.4 and $27.9 million in the six months ended June 30, 2022 and 2021, respectively.

Liquidity

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $98.6 million and $85.0 million, respectively. Additionally, we currently have approximately $170.0 million available under different lines of credit.

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 3.48%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021. In March 2022 we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%.

We anticipate that working capital will continue be a net benefit to cash flow for the full year 2022, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the six months ended June 30, 2022 and 2021, we made investments primarily in building and construction, and machinery and equipment in the amounts of $33.4 million and $19.3 million, respectively.

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

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2022	2021
Cash Flow provided by Operating Activities	$62,997	$60,113
Cash Flow used in Investing Activities	(27,183)	(18,201)
Cash Flow used in Financing Activities	(21,322)	(6,849)
Effect of exchange rates on cash and cash equivalents	(883)	(2,334)
Cash Balance – Beginning of Period	85,011	67,668
Cash Balance – End of Period	$98,620	$100,397

During the six months ended June 30, 2022, and 2021, operating activities generated approximately $63.0 million and $60.1 million, respectively. The positive cashflow from operations during the first half of 2022 has been related to a much higher profitability year over year, enhanced working capital efforts, reduced interest expense and a more favourable mix of revenues in the single-family residential space which carries a shorter cash cycle and no retainage.

The main source of operating cash during the six months ended June 30, 2022, was contract assets and liabilities which generated $17.5 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, contract assets and liabilities generated $14.7 million during the six months ended June 30, 2021. Additionally, trade accounts payables generated $16.5 million in and $23.4 million during the same period of 2021. Cash provided by trade accounts payables is related to increasing purchases to support our growing material needs to support our increased output. The largest use of cash in operating activities was inventories, which used $31.3 million during the six months ended June 30, 2022, compared with $2.1 million used during the six months ended June 30, 2021, as we procure materials to support our outgoing growth.

We used $27.2 million and $18.2 million in investing activities during the six months ended June 30, 2022, and 2021, respectively. The main use of cash in investing activities during the six months ended June 30, 2022, was related to the automation of our architectural system assembly processes. During the first six months of 2022, we paid $26.3 million to acquire property plant and equipment, which in combination with $5.8 million acquired under credit or debt, amount to total Capital Expenditures of $32.1 million. During 2021, we used $18.3 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $19.3 million.

Financing activities used $21.3 million and $6.8 million during the six months ended June 30, 2022 and 2021, respectively. During the first quarter of 2022 we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%. Outflows during the first six months of 2021 include the full redemption of the $210 million unsecured senior notes, which bore interest at a rate of 8.2% and matured in 2022, following a step down in redemption price at the end of January 2021, along with $8.6 million for the corresponding call premium. These payments were made with proceeds of the new Senior Secured Credit Facility for up to $300 million, of which we received proceeds of $220 million during the six-month period.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 35% of our costs and expenses are denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our annual revenues increasing by $0.5 million and our costs and expenses increasing by approximately $10.7 million, resulting in a $10.2 million decrease to net earnings based on results for the six months ended June 30, 2022.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary assets exceed their monetary liabilities by $32.3 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.3 million recorded in the Company’s Consolidated Statement of Operations as of June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2022, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On June 1, 2022, the Company and certain of its direct and indirect subsidiaries, as borrowers (“Borrowers”) amended its existing Credit Agreement (the “Agreement”) to modify the restrictions to permit restricted payments to be made by the Company, including dividends and share repurchases. Under the amendment, restricted payments will not be capped if the Company complies with a pro-forma Leverage Ratio (as defined within the Agreement). All other material terms of the Agreement remain unchanged.

Item 6. Exhibits

Exhibit No.	Description

10.1	Third Amendment to Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2022

