Form 10-Q
period 2022-09-30
Tecnoglass Inc.
filed 2022-11-04
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of October 31, 2022, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$84,434	$85,011
Investments	2,211	1,977
Trade accounts receivable, net	133,854	110,539
Due from related parties	1,642	2,252
Inventories	122,802	84,975
Contract assets – current portion	17,496	18,667
Other current assets	29,739	22,854
Total current assets	$392,178	$326,275
Long-term assets:
Property, plant and equipment, net	$184,110	$166,629
Deferred income taxes	2,897	596
Contract assets – non-current	7,135	11,853
Long-term trade accounts receivable	4,138	3,995
Intangible assets	2,826	3,337
Goodwill	23,561	23,561
Long-term investments	57,249	51,160
Other long-term assets	3,988	4,157
Total long-term assets	285,904	265,288
Total assets	$678,082	$591,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$434	$10,700
Trade accounts payable and accrued expenses	86,707	68,087
Due to related parties	5,209	3,857
Dividends payable	3,621	3,141
Contract liability – current portion	53,251	45,213
Other current liabilities	43,285	24,017
Total current liabilities	$192,507	$155,015
Long-term liabilities:
Deferred income taxes	$3,939	$3,417
Contract liability – non-current	11	78
Long-term debt	168,255	188,355
Total long-term liabilities	172,205	191,850
Total liabilities	$364,712	$346,865
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$—	$—
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 47,674,773 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Legal Reserves	1,458	2,273
Additional paid-in capital	219,290	219,290
Retained earnings	182,859	91,045
Accumulated other comprehensive loss	(91,593)	(68,751
Shareholders’ equity attributable to controlling interest	312,019	243,862
Shareholders’ equity attributable to non-controlling interest	1,351	836
Total shareholders’ equity	313,370	244,698
Total liabilities and shareholders’ equity	$678,082	$591,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues:
External customers	$201,240	$131,201	$503,919	$363,777
Related parties	540	458	1,533	1,189
Total operating revenues	201,780	131,659	505,452	364,966
Cost of sales	96,484	80,110	266,191	218,978
Gross profit	105,296	51,549	239,261	145,988
Operating expenses:
Selling expense	(20,250)	(13,310)	(50,234)	(36,423)
General and administrative expense	(14,914)	(8,351)	(36,040)	(25,476)
Other professional fees	-	-	(3,402)	-
Total operating expenses	(35,164)	(21,661)	(89,676)	(61,899)
Operating income	70,132	29,888	149,585	84,089
Non-operating income (expenses), net	634	139	1,137	69
Equity method income	1,821	1,291	5,070	3,170
Foreign currency transactions (loss) gains	(450)	188	(856)	333
Gain (loss) on debt extinguishment	-	175	-	(10,803)
Interest expense and deferred cost of financing	(2,249)	(2,156)	(5,432)	(8,120)
Income before taxes	69,888	29,525	149,504	68,738
Income tax provision	(22,966)	(8,866)	(48,216)	(20,155)
Net income	$46,922	$20,659	$101,288	$48,583
Income attributable to non-controlling interest	(196)	(20)	(515)	(160)
Income attributable to parent	$46,726	$20,639	$100,773	$48,423
Comprehensive income:
Net income	$46,922	$20,659	$101,288	$48,583
Foreign currency translation adjustments	(22,054)	(4,023)	(32,039)	(20,842)
Change in fair value of derivative contracts	4,865	-	9,197	(159)
Total comprehensive income	$29,733	$16,636	$78,446	$27,582
Comprehensive (loss) income attributable to non-controlling interest	(196)	(20)	(515)	(160)
Total comprehensive income attributable to parent	$29,537	$16,616	$77,931	$27,422
Basic income per share	$0.98	$0.43	$2.12	$1.02
Diluted income per share	$0.98	0.43	$2.12	$1.02
Basic weighted average common shares outstanding	47,674,773	47,674,773	47,674,773	47,674,773
Diluted weighted average common shares outstanding	47,674,773	47,674,773	47,674,773	47,674,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,288	$48,583
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	541	1,056
Depreciation and amortization	15,089	15,613
Deferred income taxes	140	398
Equity method income	(5,070)	(3,170)
Deferred cost of financing	1,059	994
Other non-cash adjustments	(22)	(25)
Loss on debt extinguishment	-	2,333
Unrealized currency translation losses	9,482	4,582
Changes in operating assets and liabilities:
Trade accounts receivable	(29,486)	(16,472)
Inventories	(53,911)	(8,430)
Prepaid expenses	(1,126)	(2,111)
Other assets	(1,646)	(9,703)
Trade accounts payable and accrued expenses	14,638	40,547
Accrued interest expense	(1)	(7,172)
Taxes payable	23,962	11,929
Labor liabilities	1,629	967
Other liabilities	(1,851)	(419)
Contract assets and liabilities	14,974	14,934
Related parties	2,409	(1,606)
CASH PROVIDED BY OPERATING ACTIVITIES	$92,098	$92,828

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	-	177
Proceeds from sale of property and equipment	-	75
Purchase of investments	(1,285)	(63)
Acquisition of property and equipment	(46,817)	(32,066)
CASH USED IN INVESTING ACTIVITIES	$(48,102)	$(31,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(9,294)	(3,932)
Loss on debt extinguishment - call premium	-	(8,610)
Deferred financing transaction costs	-	(88)
Proceeds from debt	59	221,135
Repayments of debt	(32,002)	(247,024)
CASH USED IN FINANCING ACTIVITIES	$(41,237)	$(38,519)

Effect of exchange rate changes on cash and cash equivalents	$(3,336)	$(3,329)

NET INCREASE IN CASH	(577)	19,103
CASH - Beginning of period	85,011	67,668
CASH - End of period	$84,434	$86,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,136	$14,124
Income Tax	$25,377	$9,302

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$4,555	$1,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Derivative financial instruments	-	-	-	-	-	2,622	2,622	-	2,622

Foreign currency translation	-	-	-	-	-	13,635	13,635	-	13,635

Net income	-	-	-	-	20,853	-	20,853	100	20,953

Balance at March 31, 2022	47,674,773	5	219,290	2,273	108,799	(52,494)	277,873	936	278,809

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Legal Reserves	-	-	-	(815)	815	-	-	-	-

Derivative financial instruments	-	-	-	-	-	1,710	1,710	-	1,710

Foreign currency translation	-	-	-	-	-	(23,620)	(23,620)	-	(23,620)

Net income	-	-	-	-	33,194	-	33,194	219	33,413

Balance at June 30, 2022	47,674,773	5	219,290	1,458	139,709	(74,404)	286,058	1,155	287,213

Dividend	-	-	-	-	(3,577)	-	(3,577)	-	(3,577)

Legal Reserves	-	-	-	-	-	-	-	-	-

Derivative financial instruments	-	-	-	-	-	4,865	4,865	-	4,865

Foreign currency translation	-	-	-	-	-	(22,054)	(22,054)	-	(22,054)

Net income	-	-	-	-	46,726	-	46,726	196	46,922

Balance at Sep 30, 2022	47,674,773	5	219,290	1,458	182,859	(91,593)	312,019	1,351	313,370

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2020	47,674,773	5	219,290	2,273	29,927	(43,512)	207,983	560	208,543

Dividend	-	-	-	-	(1,311)	-	(1,311)	-	(1,311)

Derivative financial instruments	-	-	-	-	-	(159)	(159)	-	(159)

Foreign currency translation	-	-	-	-	-	(15,634)	(15,634)	-	(15,634)

Net income	-	-	-	-	8,192	-	8,192	89	8,281

Balance at March 31, 2021	47,674,773	5	219,290	2,273	36,808	(59,305)	199,071	649	199,720

Dividend			-	-	(1,312)	-	(1,312)	-	(1,312)

Foreign currency translation	-	-	-	-	-	(1,185)	(1,185)		(1,185)

Net income	-	-	-	-	19,593	-	19,593	51	19,644

Balance at June 30, 2021	47,674,773	5	219,290	2,273	55,089	(60,490)	216,167	700	216,867

Dividend	-	-	-	-	(1,312)	-	(1,312)	-	(1,312)

Foreign currency translation	-	-	-	-	-	(4,023)	(4,023)	-	(4,023)

Net income	-	-	-	-	20,639	-	20,639	20	20,659

Balance at Sep 30, 2021	47,674,773	5	219,290	2,273	74,416	(64,513)	231,471	720	232,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “us” or “our”), manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium, and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company exports most of its products to foreign countries, selling to customers in North, Central and South America.

The Company manufactures both glass and aluminum products. Its glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, acoustic glass,and digital print glass. Its Alutions plant produces mill finished, anodized, painted aluminum profiles and rods, tubes, bars, and plates. Alution’s operations include extrusion, smelting, painting and anodizing processes, and exporting, importing and marketing aluminum products.

The Company also designs, manufactures, markets, and installs architectural systems for high, medium and low-rise construction, glass and aluminum windows and doors, office dividers and interiors, floating facades and commercial display windows.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end condensed balance sheet data was derived from the audited financial statements in the Annual Report on Form 10-K but does not include all disclosures required by US GAAP.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI and its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), and Ventanas Solar S.A (“VS”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entityand if we are not, the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Recast of Prior Year Period Financial Statements

On November 8, 2021, we announced that we entered into a purchase agreement with Ventanas Solar S.A. (“VS”), a Panama domiciled company that acts as an importer and distributor of the Company’s products in the Republic of Panama. VS was affiliated with family members of Jose M. Daes, the Company’s Chief Executive Officer, and Christian T. Daes, the Company’s Chief Operating Officer. Pursuant to the Agreement, the Company through ES acquired 95% of the shares of VS for $4.0 million, which were paid for through the capitalization of certain accounts receivable of ES from previous sales to VS. The transaction was consummated in December 2021 and is part of the Company’s continued strategy to vertically integrate its operations. In June, 2022, the remaining 5% interest was contributed to the Company, and now is a fully owned subsidiary of the Company.

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

The following table includes the financial information as originally reported and the net effect of the VS acquisition after elimination of intercompany transactions:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Prior to	Effect of	After	Prior to	Effect of	After
	acquisition	acquisition	acquisition	acquisition	acquisition	Acquisition
Total Sales	130,410	1,249	131,659	363,004	1,962	364,966
Operating Income	30,154	(266)	29,888	83,944	145	84,089
Income attributable to parent	20,919	(280)	20,639	48,319	104	48,423
Basic income per share	0.44	(0.01)	0.43	1.01	0.01	1.02
Diluted income per share	0.44	(0.01)	0.43	1.01	0.01	1.02

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

Adoption of New Accounting Standards

In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the allowance for credit losses accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, . The FASB issued ASU 2019-10 and ASU 2019-11 during the fourth quarter of 2019 that postponed the effective date to the year beginning after December 15, 2022 for smaller reporting companies. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842), which amended SEC Staff Accounting Bulletin No. 119 (SAB119) which contains interpretative guidance from the SEC aligned to the FASB’s ASC 326.

We adopted this standard using the modified retrospective approach at the beginning of fiscal year 2022 as we no longer qualified as a smaller reporting company. The adoption of this ASU did not have a significant impact on the Company’s earnings or financial condition. Refer to additional disclosures in Note 4.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update are effective for the Company through December 31, 2022, with early adoption permitted. The Company’s outstanding debt, which bears interest based on LIBOR. contains provisions for transitioning into a benchmark reference rate prior to the discontinuation of LIBOR in 2023. Our interest rate swap derivative contract will be adjusted accordingly.

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. For the Company, this standard is effective beginning after January 1, 2023. As this ASU relates to disclosures only, there will be no impact to the Company’s consolidated results of operations and financial condition

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Note 3. - Inventories, net

	September 30, 2022	December 31, 2021
Raw materials	$85,697	$54,443
Work in process	15,375	11,126
Finished goods	8,565	8,789
Spares and accessories	12,024	9,869
Packing material	1,257	870
Total Inventories, gross	122,918	85,097
Less: Inventory allowance	(116)	(122)
Total inventories, net	$122,802	$84,975

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed price contracts	$26,272	$16,631	$67,648	$60,306
Product sales	175,508	115,028	437,804	304,660
Total Revenues	$201,780	$131,659	$505,452	$364,966

The following table presents geographical information about revenues.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Colombia	$4,817	$5,234	$13,657	$21,065
United States	193,504	123,237	481,965	333,923
Panama	571	1,476	2,373	3,706
Other	2,888	1,713	7,457	6,272
Total Revenues	$201,780	$131,659	$505,452	$364,966

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

Trade accounts receivable consist of the following:

	September 30, 2022	December 31, 2021
Trade accounts receivable	134,490	110,727
Less: Allowance for credit losses	(636)	(188)
Total	$133,854	$110,539

The changes in the allowance for credit losses for the three months ended September 30, 2022 are:

Nine months ended September 30, 2022
Balance at beginning of period	$705
Additions charged to costs and expenses	541
Deductions and write-offs, net of foreign currency adjustment	(610)
Balance at end of period	$636

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

The table below presents the components of net contract assets (liabilities).

	September 30, 2022	December 31, 2021
Contract assets — current	$17,496	$18,667
Contract assets — non-current	7,135	11,853
Contract liabilities — current	(53,251)	(45,213)
Contract liabilities — non-current	(11)	(78)
Net contract assets	$(28,631)	$(14,771)

The components of contract assets are presented in the table below.

	September 30, 2022	December 31, 2021
Unbilled contract receivables, gross	$6,118	$8,174
Retainage	18,513	22,346
Total contract assets	24,631	30,520
Less: current portion	17,496	18,667
Contract Assets – non-current	$7,135	$11,853

The components of contract liabilities are presented in the table below.

	September 30, 2022	December 31, 2021
Billings in excess of costs	$14,227	12,854
Advances from customers on uncompleted contracts	39,035	32,437
Total contract liabilities	53,262	45,291
Less: current portion	53,251	45,213
Contract liabilities – non-current	$11	78

During the three and nine months ended September 30, 2022, the Company recognized $2,424 and $7,927 of sales related to its contract liabilities on January 1, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recognized $359 and $4,123 of sales related to its contract liabilities on January 1, 2021, respectively.

Remaining Performance Obligations

As of September 30, 2022, the Company had $472.6 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $117.7 million are expected to be recognized during the year ending December 31, 2022, $315.0 million during the year ending December 31, 2023, and $39.9 million thereafter.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of GM&P.

	September 30, 2022
	Gross	Acc. Amort.	Net
Trade Names	$980	$(980)	$-
Notice of Acceptances (NOAs), product designs and other intellectual property	9,834	(7,008)	2,826
Non-compete Agreement	165	(165)	-
Customer Relationships	4,140	(4,140)	-
Total	$15,119	$(12,293)	$2,826

	December 31, 2021
	Gross	Acc. Amort.	Net
Trade Names	$980	$(947)	$33
Notice of Acceptances (NOAs), product designs and other intellectual property	9,456	(6,280)	3,176
Non-compete Agreement	165	(160)	5
Customer Relationships	4,140	(4,017)	123
Total	$14,741	$(11,404)	$3,337

The weighted average amortization period is 5.20 years.

During the three and nine months ended September 30, 2022, the amortization expense amounted to $290 and $1,079, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and nine months ended September 30, 2021, the amortization expense amounted to $573 and $1,711, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2022 is as follows:

Year ending	(in thousands)
2022	$262
2023	980
2024	661
2025	355
Thereafter	568
$2,826

Note 6. Debt

The Company’s debt is comprised of the following:

	September 30, 2022	December 31, 2021
Revolving lines of credit	$328	$279
Finance lease	210	306
Other loans	-	239
Senior Secured Credit Facility	172,500	204,257
Less: Deferred cost of financing	(4,349)	(6,026)
Total obligations under borrowing arrangements	168,689	199,055
Less: Current portion of long-term debt and other current borrowings	434	10,700
Long-term debt	$168,255	$188,355

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

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 3.23%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021. In March 2022, we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%. Additionally, on September 30, 2022 we voluntarily prepaid $10.0 million of the term loan and $6.7 million under the revolving line of credit which is fully unused as of September 30, 2022.

As of September 30, 2022, the Company was obligated under various finance leases under which the aggregate present value of the minimum lease payments amounted to $210 and weighted average remaining lease term of 25 months. Differences between finance lease obligations and the value of property, plant and equipment under finance lease arises from differences between the maturities of finance lease obligations and the useful lives of the underlying assets.

Maturities of long-term debt and other current borrowings are as follows as of September 30, 2022:

2023	$434
2024	2,586
2025	15,018
2026	15,000
2027	140,000
Thereafter	-
Total	$173,038

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear a weighted average interest rate of 3.74% as of September 30, 2022.

Note 7. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022 and, thus, we shall have settlement dates each quarter, commencing March 31, 2023. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR.

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

As of September 30, 2022, the fair value of interest rate swap contracts was in a net asset position of $9.2 million. We had 16 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 30, 2022.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of September 30, 2022 that we expect will be reclassified to earnings within the next twelve months, is $9.2 million.

The fair value of our interest rate swap hedges that are classified in the accompanying consolidated balance sheets as of September 30, 2022 are as follows:

	Derivative Assets		Derivative Liabilities
	September 30, 2022		September 30, 2022
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest rate swap contracts	Other current assets	$9,197	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$9,197	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $9,197 as of September 30, 2022.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the quarter ended September 30, 2022:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	September 30,	September 30,		September 30,	September 30,
	2022	2021		2022	2021

Interest rate swap contracts	$4,865	$-	Interest expense	$-	$-

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income
	Nine Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2021	2020		2021	2020

Interest rate swap contracts	$9,197	$-	Interest expense	$-	$-

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

As of September 30, 2022, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 6 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2022	December 31, 2021
Fair Value	171,250	194,285
Carrying Value	168,255	188,355

Note 8. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Current income tax
United States	$(1,027)	$(1,260)	$(3,775)	$(2,753)
Colombia	(20,777)	(7,614)	(44,275)	(16,961)
Panama	(6)	(18)	(26)	(43)
	(21,810)	(8,892)	(48,076)	(19,757)

Deferred income Tax
United States	203	113	402	192
Colombia	(1,359)	(87)	(542)	(590)
Panama	-	-	-	-
	(1,156)	26	(140)	(398)
Total income provision	$(22,966)	$(8,866)	$(48,216)	$(20,155)

Effective tax rate	32.9%	30.0%	32.3%	29.3%

The weighted average statutory income tax rate for the three months ended September 30, 2022 and 2021 of 32.9% and 30.0%, respectively, and the effective income tax rate for the nine months ended September 30, 2022 and 2021 of 32.3% and 29.3%, respectively, approximates the statutory rate.

Note 9. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	September 30, 2022	December 31, 2021
Due from related parties:
Alutrafic Led SAS	458	526
Studio Avanti SAS	127	408
Due from other related parties	1,057	1,318
Total due from related parties	$1,642	$2,252

Due to related parties:
Vidrio Andino	4,398	2,834
Due to other related parties	811	1,023
Total due to related parties	$5,209	$3,857

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales to related parties:
Alutrafic Led SAS	201	253	771	778
Studio Avanti SAS	116	171	448	336
Sales to other related parties	223	34	314	75
	$540	$458	$1,533	$1,189

A Construir SA

On a recurring basis, we have engaged A Construir S.A., a heavy construction company operating in Barranquilla, Colombia, to carry out construction related to our on-going capital expenditures at our production facilities in Colombia. Affiliates of Jose Daes and Christian Daes had an ownership stake in A Construir through June 1, 2022. We purchased $4,312 during the five months through May 31, 2022 and $5,618 and $9,849 during the three and nine months ended September 30, 2021, respectively, from A Construir S.A. for construction and facilities which have been capitalized on the Company’s balance sheet as property, plant and equipment. Amounts due to A Construir as of September 30, 2022 are not reflected as balances due from and due to related parties as of September 30, 2022 on the face of the Consolidated Balance Sheet nor the summary table above.

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes have an ownership stake in Alutrafic. During the three and nine months ended September 30, 2022, we sold $201 and $771 to Alutrafic, respectively, compared to $253 and $778 during the three and nine months ended September 30, 2021, respectively. Additionally, we had outstanding accounts receivable from Alutrafic for $458 and $526 as of September 30, 2022 and December 31, 2021, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and nine months ended September 30, 2022, we purchased $243 and $655, respectively, compared to $118 and $218 purchased during the three and nine months ended September 30, 2021, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and nine months ended September 30, 2022 for $358 and $1,153, respectively, compared to $306 and $887 during the three and nine months ended September 30, 2021, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of September 30, 2022, and December 31, 2021, the Company had outstanding accounts receivable from Avanti of $127 and $408, respectively. During the three and nine months ended September 30, 2022, we sold $116 and $448 of products to Studio Avanti respectively, compared to $171 and $336 during the three and nine months ended September 30, 2021, respectively.

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

In the ordinary course of business, we purchased $4,923 and $13,964 from Vidrio Andino during the three and nine months ended September 30, 2022, respectively, compared to $4,129 and $10,957, during the three and nine months ended September 30, 2021, respectively. We also had outstanding payables to Vidrio Andino for $4,398 and $2,834 as of September 30, 2022, and December 31, 2021, respectively. We recorded equity method income of $1,821 and $5,070 on our Consolidated Statement of Operations during the three and nine months ended September 30, 2022, respectively, compared to $1,291 and $3,170 recorded during the three and nine months ended September 30, 2021, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company and operator of a tax-free zone located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture recorded at $671 and $764 as of September 30, 2022 and December 31, 2021, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 10. Shareholders’ Equity

Dividends

On August 3, 2022, the Company declared a regular quarterly dividend of $0.075 per share, or $0.30 per share on an annualized basis. The dividend was paid on October 31, 2022, to shareholders of record as of the close of business on September 30, 2022.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share
Net Income	$46,922	$20,659	$101,288	$48,583

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,674,773	47,674,773	47,674,773	47,674,773
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,674,773	47,674,773	47,674,773	47,674,773
Basic earnings per ordinary share	$0.98	$0.43	$2.12	$1.02
Diluted earnings per ordinary share	$0.98	$0.43	$2.12	$1.02

Note 11. Commitments and Contingencies

Commitments

As of September 30, 2022, the Company had an outstanding obligation to purchase an aggregate of at least $82,877 of certain raw materials from a specific supplier before November 30, 2030.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain whereby we acquired a 25.8% minority ownership interest in Vidrio Andino. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million was contributed through a parcel of land to be used for the building of a second factory. On October 28, 2020, the land was paid for through the issuance of an aggregate of 1,557,142 ordinary shares of the Company, at $7.00 per share, which represented an approximate 33% premium based on the Company´s share price as of October 27, 2020.

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

Note 12. Subsequent Events

On October 6, 2022 we entered into a one-time settlement of a project. The conditions were determined to have existed as of the date of the balance sheet and therefore were recorded the related expenses on the results of operations and accounts payable on the balance sheet as of September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us” or “our” are to Tecnoglass Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

Our company has focused on working with The Power of Quality, always ensuring that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables (ESG), that help us make decisions and create value for our stakeholders. We carry out a series of initiatives based on our global sustainability strategy, which is supported on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation and empowering our environment. As part of this strategy the Company has voluntarily adhered to UN Global Compact Principles since 2017 and in pursuit of our cooperation with the attainment of the Sustainable Development Goals (SDGs) joined in 2021 a program to dynamize, strengthen and make visible the management of greenhouse gas emissions as a carbon neutral strategy set out by the Colombian government for 2050.

RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues	$201,780	$131,659	$505,452	$364,966
Cost of sales	96,484	80,110	266,191	218,978
Gross profit	105,296	51,549	239,261	145,988
Operating expenses	(35,164)	(21,661)	(89,676)	(61,899)
Operating income	70,132	29,888	149,585	84,089
Non-operating income and expenses, net	634	139	1,137	69
Equity method income	1,821	1,291	5,070	3,170
Foreign currency transactions (losses) gains	(450)	188	(856)	333
Gain (loss) on debt extinguishment	-	175	-	(10,803)
Interest Expense and deferred cost of financing	(2,249)	(2,156)	(5,432)	(8,120)
Income tax provision	(22,966)	(8,866)	(48,216)	(20,155)
Net income	46,922	20,659	101,288	48,583
Income attributable to non-controlling interest	(196)	(20)	(515)	(160)
Income attributable to parent	$46,726	$20,639	$100,773	$48,423

Comparison of quarterly periods ended September 30, 2022 and 2021

Revenues

The Company’s operating revenues increased $70.1 million or 53.3%, from $131.7 million for the quarter ended September 30, 2021, to $201.8 million for the quarter ended September 30, 2022.

Strong sales during the third quarter of 2022 were driven by strong U.S. residential and commercial market activity, where sales increased $70.3 million, or 57.0%, from $123.2 million in 2021 to $193.5 million in 2022. Commercial market sales increased $43.8 million, or 60.6% from $72.2 million to $116.0 million as we continue to execute on our growing backlog. Single family residential market sales increased $26.3 million, or 44.3%, from $59.4 million in 2021 to $85.8 million in 2022, and account for 42.5% of total sales during the quarter ended September 30, 2022. Sales to Latin-American markets, including Colombia, decreased $0.1 million, or 1.7%, from $8.4 million in 2021 to $8.3 million in 2022.

Gross profit

Gross profit increased $53.7 million, or 104.0%, to $105.3 million during the three months ended September 30, 2022, compared with $51.5 million during the same period of 2021. This resulted in gross profit margin reaching 52.2% during the third quarter of 2022, up from 39.2% during the third quarter of 2021. The 1,300-basis point improvement in gross margin can be mainly attributable to operating leverage on higher sales, favorable product pricing dynamics, ongoing efficiency efforts, and favorable foreign exchange rates resulting from a depreciation of the Colombian Peso.

Expenses

Operating expenses increased $13.5 million, or 62.3%, from $21.7 million to $35.2 million for the quarters ended September 30, 2021 and 2022, respectively. The increase was mainly driven by $6.4 million, or 105.8% increase in shipping expense as a result of a higher sales volume coupled with increased shipping rates and a higher mix of sales going into the more atomized US residential market. Additionally, during the period, we accounted for a one-time settlement payment of $4.1 million associated with a dispute related to a project.

Non-operating income and expenses, net

During the three months ended September 30, 2022 and 2021, the Company recorded non-operating income of $0.6 million and $0.1 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the quarter ended September 30, 2022, the Company recorded a non-operating loss of $0.5 million associated with foreign currency transactions, which excludes a non-cash $6.7 million foreign currency transaction loss from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net gain of $0.2 million during the three months ended September 30, 2021, within the statement of operations.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing increased less than $0.1 million, or 4.3%, to $2.2 million during the quarter ended September 30, 2022, from $2.2 million during the quarter ended September 30, 2021, as a result of increasing floating interest rates, despite a lower debt balance and a more favorable interest rate spread, as discussed in the liquidity section.

Income Taxes

During the quarters ended September 30, 2022 and 2021, the Company recorded an income tax provision of $23.0 million and $8.9 million, respectively, reflecting an effective income tax rate of 32.9% and 30.0%, respectively, which approximate the statutory rate, including the impact of an increase in Colombian corporate income tax rates from 31% in 2021 to 35% in 2022.

As a result of the foregoing, the Company recorded net income for the three months ended September 30, 2022 of $46.9 million compared to net income of $20.7 million for the three months ended September 30, 2021.

Comparison of nine-month periods ended September 30, 2022 and 2021

Revenues

The Company’s operating revenues increased $140.5 million or 38.5% from $365.0 million to $505.4 million for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021.

Strong sales during the first nine months of 2022 were driven by U.S. single family residential and commercial market activity, where sales increased $148.0 million, or 44.3%, from $333.9 million in 2021 to $482.0 million in 2022. Single family residential market sales increased $97.6 million, or 78.9%, from $123.7 million in 2021 to $221.3 million in 2022, and accounted for 43.8% of total sales during the nine months ended September 30, 2022. Sales to Latin-American markets, including Colombia decreased $7.6 million, or 24.3%, from $31.0 million in 2021 to $23.5 million in 2022.

Gross profit

Gross profit increased $93.3 million, or 63.9%, to $239.3 million during the nine months ended September 30, 2022, compared with $146.0 million during the same period of 2021. This resulted in gross profit margin reaching 47.3% during the first nine months of 2022, up from 40.0% during the first nine months of 2021. The 730-basis point improvement in gross margin mainly reflected operating leverage on higher sales, favorable product pricing dynamics, ongoing efficiencies and favorable foreign exchange rates, as a significant portion of our costs are denominated in Colombian Pesos.

Expenses

Operating expenses increased $27.8 million, or 44.9%, from $61.9 million to $89.7 million for the nine months ended September 30, 2021, and 2022, respectively. The increase was driven by $3.4 million in non-recurring professional fees and by a $4.1 million one-time settlement payment associated with a dispute related to project. Additionally, shipping expense increased $12.0 million, or 71.4%, as a result of a higher sales volume and higher shipping rates with a higher mix of sales going into the more atomized US market.

Non-operating income and expenses, net

During the nine months ended September 30, 2022 and 2021, the Company recorded a non-operating income of $1.1 and less than $0.1 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

During the nine months ended September 30, 2021, the Company also recorded a loss in debt extinguishment of $11.0 million, mainly comprised of a one-time $8.6 million call premium paid on the $210 million senior notes redemption, along with a non-cash amortization of deferred cost of financing related to said notes.

Foreign currency transaction gains and losses

During the nine months ended September 30, 2022, the Company recorded a non-cash loss of $0.9 million associated with foreign currency transactions, which excludes a non-cash $10.8 million foreign currency transaction gain from remeasurement of certain intercompany loans reclassified to other comprehensive income. Comparatively, the Company recorded a net gain of $0.3 million during the nine months ended September 30, 2021 within the statement of operations.

Interest Expense

Interest expense and deferred cost of financing decreased $2.7 million, or 33.1%, to $5.4 million during the nine months ended September 30, 2022, from $8.1 million during the nine months ended September 30, 2021, despite increases in floating interest rates as a result of a reduction to our debt balance and our new financing arrangement further described below in the liquidity section.

Income Taxes

During the nine-month periods ended September 30, 2022 and 2021, the Company recorded an income tax provision of $48.2 million and $20.2 million, respectively, reflecting an effective income tax rate of 32.3% and 29.3%, respectively. The effective income tax rates for both periods approximates the statutory rates, including the impact of an increase in Colombian corporate income tax rates from 31% in 2021 to 35% in 2022.

As a result of the foregoing, the Company recorded a net income for the nine months ended September 30, 2022 of $101.3 million and $48.6 million for the nine months ended September 30, 2021.

Liquidity

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $84.4 million and $85.0 million, respectively. Additionally, we currently have approximately $170.0 million available under different lines of credit.

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 3.23%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021. In March 2022, we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%. Additionally, on September 30, 2022 we used excess cash on hand to voluntarily prepay $10.0 million of the term loan and $6.7 million under the revolving line of credit which is fully unused as of September 30, 2022.

We anticipate that working capital will continue be a net benefit to cash flow for the full year 2022, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the nine months ended September 30, 2022 and 2021, we made cash investments primarily in building and construction, and machinery and equipment in the amounts of $47.0 million and $32.0 million, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines and expanding our aluminum facilities, among other initiatives to generate high-returns. The Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

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

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2022	2021
Cash Flow provided by Operating Activities	$92,098	$92,828
Cash Flow used in Investing Activities	(48,102)	(31,877)
Cash Flow used in Financing Activities	(41,237)	(38,519)
Effect of exchange rates on cash and cash equivalents	(3,336)	(3,329)
Cash Balance - Beginning of Period	85,011	67,668
Cash Balance - End of Period	$84,434	$86,771

During the nine months ended September 30, 2022 and 2021, operating activities generated approximately $92.1 million and $92.8 million, respectively. The positive cashflow from operations during the first nine months of 2022 has been related to a much higher profitability year over year, enhanced working capital efforts, reduced interest expense and a more favorable mix of revenues in the single-family residential space which carries a shorter cash cycle and no retainage.

The main source of operating cash during the nine months ended September 30, 2022, were taxes payable, which generated $24.0 million related to higher income tax provision as a result of several record breaking quarters, compared with $11.9 million during the nine months ended September 30, 2021.Contract assets and liabilities generated $15.0 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, contract assets and liabilities generated $14.9 million during the nine months ended September 30, 2021. Additionally, trade accounts payable generated $14.6 million and $40.5 million during the same period of 2022 and 2021, respectively. Cash provided by trade accounts payable is related to increasing purchases to support our growing material needs commensurate with our increased output. The largest use of cash in operating activities was inventories, which used $53.9 million during the nine months ended September 30, 2022, compared with $8.4 million used during the nine months ended September 30, 2021, as we procure materials to support our outgoing growth.

We used $48.1 million and $31.9 million in investing activities during the nine months ended September 30, 2022 and 2021, respectively. The main use of cash in investing activities during the nine months ended September 30, 2022, was related to the automation of our architectural system assembly processes further described above in the Capital Resources section. During the first nine months of 2022, we paid $46.8 million to acquire property plant and equipment, which in combination with $4.6 million acquired under credit or debt, amount to total Capital Expenditures of $51.4 million. During 2021, we used $32.1 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $33.7 million.

Financing activities used $41.2 million and $38.5 million during the nine months ended September 30, 2022 and 2021, respectively. During the first quarter of 2022 we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5% and later prepaid an additional $6.7 million under our revolving line of credit and $10 million under our term loan on September 30, 2022 with cash on hand. Outflows during the first nine months of 2021 include the full redemption of the $210 million unsecured senior notes, which bore interest at a rate of 8.2% and matured in 2022, following a step down in redemption price at the end of January 2021, along with $8.6 million for the corresponding call premium. These payments were made with proceeds of the new Senior Secured Credit Facility for up to $300 million, of which we received proceeds of $220 million during the nine-month period.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in interest rates, foreign currency exchange rates and commodity market prices.

A rise in interest rates could negatively affect the cost of financing for a significant portion of our debt with variable interest rates. If interest rates were to increase over the next 12 months by 100 basis points, net earnings would decrease by approximately $0.5 million based the current composition of our indebtedness. This market risk exposure is net of the effect from interest rate hedging derivative financial instruments further described in the footnotes to the financial statements.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 39% of our costs and expenses are denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our annual revenues increasing by $0.8 million and our costs and expenses increasing by approximately $10.0 million, resulting in a $9.2 million decrease to net earnings based on results for the nine months ended September 30, 2022.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary assets exceed their monetary liabilities by $19.5 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.2 million recorded in the Company’s Consolidated Statement of Operations as of September 30, 2022.

Additionally, the results of the foreign subsidiaries must be translated into US Dollar, our reporting currency, in the Company’s consolidated financial statements. The currency translation of the financial statements using different exchange rates, as appropriate, for different parts of the financial statements generates a translation adjustment, which is recorded within other comprehensive income on the Company’s Consolidated Statement of Comprehensive Income and Consolidated Balance Sheet.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2022, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 4, 2022

