Form 10-Q
period 2023-03-31
Tecnoglass Inc.
filed 2023-05-08
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of April 28, 2023, there were 47,674,773 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$128,538	$103,671
Investments	2,140	2,049
Trade accounts receivable, net	167,137	158,397
Due from related parties	772	1,447
Inventories	143,057	124,997
Contract assets – current portion	18,982	12,610
Other current assets	40,364	28,963
Total current assets	$500,990	$432,134
Long-term assets:
Property, plant and equipment, net	$223,554	$202,865
Deferred income taxes	155	558
Contract assets – non-current	4,415	8,875
Long-term trade accounts receivable	-	1,225
Intangible assets	2,614	2,706
Goodwill	23,561	23,561
Long-term investments	59,288	57,839
Other long-term assets	4,880	4,545
Total long-term assets	318,467	302,174
Total assets	$819,457	$734,308
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$819	$504
Trade accounts payable and accrued expenses	86,629	90,186
Due to related parties	5,491	5,323
Dividends payable	4,334	3,622
Contract liability – current portion	58,591	49,601
Other current liabilities	88,394	60,566
Total current liabilities	$244,258	$209,802
Long-term liabilities:
Deferred income taxes	$5,732	$5,190
Contract liability – non-current	11	11
Long-term debt	169,076	168,980
Total long-term liabilities	174,819	174,181
Total liabilities	$419,077	$383,983
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,674,773 and 47,674,773 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	219,290	219,290
Retained earnings	278,198	234,254
Accumulated other comprehensive loss	(100,213)	(106,187)
Shareholders’ equity attributable to controlling interest	398,738	348,820
Shareholders’ equity attributable to non-controlling interest	1,642	1,505
Total shareholders’ equity	400,380	350,325
Total liabilities and shareholders’ equity	$819,457	$734,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Operating revenues:
External customers	$202,306	$134,022
Related parties	333	526
Total operating revenues	202,639	134,548
Cost of sales	(94,884)	(74,215)
Gross profit	107,755	60,333
Operating expenses:
Selling expense	(16,320)	(13,368)
General and administrative expense	(17,755)	(12,999)
Total operating expenses	(34,075)	(26,367)
Operating income	73,680	33,966
Non-operating income, net	1,287	342
Equity method income	1,449	1,580
Foreign currency transactions losses	(1,100)	(2,909)
Interest expense and deferred cost of financing	(2,273)	(1,468)
Income before taxes	73,043	31,511
Income tax provision	(24,671)	(10,558)
Net income	$48,372	$20,953
Income attributable to non-controlling interest	(137)	(100)
Income attributable to parent	$48,235	$20,853
Comprehensive income:
Net income	$48,372	$20,953
Foreign currency translation adjustments	7,811	13,635
Change in fair value of derivative contracts	(1,837)	2,622
Total comprehensive income (loss)	$54,346	$37,210
Comprehensive income attributable to non-controlling interest	(137)	(100)
Total comprehensive income (loss) attributable to parent	$54,209	$37,110
Basic income per share	$1.01	$0.44
Diluted income per share	$1.01	$0.44
Basic weighted average common shares outstanding	47,674,773	47,674,773
Diluted weighted average common shares outstanding	47,674,773	47,674,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,372	$20,953
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	914	414
Depreciation and amortization	4,767	5,251
Deferred income taxes	156	(1,568)
Equity method income	(1,449)	(1,580)
Realized gain on derivative instruments	(1,951)	-
Deferred cost of financing	312	363
Other non-cash adjustments	(16)	5
Unrealized currency translation losses	410	3,205
Changes in operating assets and liabilities:
Trade accounts receivable	(8,644)	6,099
Inventories	(13,048)	(13,452)
Prepaid expenses	(864)	507
Other assets	(14,338)	(1,841)
Trade accounts payable and accrued expenses	(9,681)	(5,551)
Taxes payable	25,488	11,591
Labor liabilities	(447)	(331)
Other liabilities	(7)	(1,196)
Contract assets and liabilities	12,425	1,965
Related parties	664	2,301
CASH PROVIDED BY OPERATING ACTIVITIES	$43,063	$27,135

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(134)	(1,136)
Acquisition of property and equipment	(15,554)	(9,258)
CASH USED IN INVESTING ACTIVITIES	$(15,688)	$(10,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(3,579)	(3,099)
Proceeds from debt	292	93
Repayments of debt	-	(15,312)
CASH USED IN FINANCING ACTIVITIES	$(3,287)	$(18,318)

Effect of exchange rate changes on cash and cash equivalents	$778	$997

NET INCREASE IN CASH	24,866	(580)
CASH - Beginning of period	103,672	85,011
CASH - End of period	$128,538	$84,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,717	$1,139
Income Tax	$26,342	$2,927

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$4,790	$2,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2022	47,674,773	5	219,290	1,458	234,254	(106,187)	348,820	1,505	350,325

Dividend	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Derivative financial instruments	-	-	-	-	-	(1,837)	(1,837)	-	(1,837)

Foreign currency translation	-	-	-	-	-	7,811	7,811	-	7,811

Net income	-	-	-	-	48,235	-	48,235	137	48,372

Balance at March 31, 2023	47,674,773	5	219,290	1,458	278,198	(100,213)	398,738	1,642	400,380

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Derivative financial instruments	-	-	-	-	-	2,622	2,622	-	2,622

Foreign currency translation	-	-	-	-	-	13,635	13,635	-	13,635

Net income	-	-	-	-	20,853	-	20,853	100	20,953

Balance at March 31, 2022	47,674,773	5	219,290	2,273	108,799	(52,494)	277,873	936	278,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “us” or “our”), manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently, the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass and aluminum, office partitions and interior divisions, floating facades and commercial window showcases. The Company exports most of its products to foreign countries, selling to customers in North, Central and South America.

The Company manufactures both glass and aluminum products. Its glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, acoustic glass and digital print glass. Its Alutions plant produces mill finished, anodized, painted aluminum profiles and rods, tubes, bars and plates. Alution’s operations include extrusion, smelting, painting, and anodizing processes, and exporting, importing and marketing aluminum products.

The Company also designs, manufactures, markets and installs architectural systems for high, medium and low-rise construction, glass and aluminum windows and doors, office dividers and interiors, floating facades and commercial display windows.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end condensed balance sheet data was derived from the audited financial statements in the Annual Report on Form 10-K but does not include all disclosures required by US GAAP.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI and its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC (“Tecno LLC”), Tecno RE LLC (“Tecno RE”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), and Ventanas Solar S.A (“VS”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity and if we are not, the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

TGI and certain wholly owned subsidiaries with functional currency different than the U.S. dollar have long-term intercompany loan balances denominated in foreign currencies that are remeasured at the exchange rate in effect at the balance sheet date. Such loan balances are not expected to be settled in the foreseeable future. Any gains and losses relating to these loans are included in the accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 which deferred the effective date of Topic 848. As a result, this standard is effective beginning after December 15, 2024. The Company’s outstanding debt, which bears interest based on LIBOR, contains provisions for transitioning into a benchmark reference rate prior to the discontinuation of LIBOR in 2023. Our interest rate swap derivative contract will be adjusted accordingly.

Note 3. - Inventories, net

	March 31, 2023	December 31, 2022
Raw materials	$101,067	$93,360
Work in process	15,937	9,875
Finished goods	8,185	6,409
Spares and accessories	16,641	13,902
Packing material	1,335	1,563
Total Inventories, gross	143,165	125,109
Less: Inventory allowance	(108)	(112)
Total inventories, net	$143,057	$124,997

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by the revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended
	March 31,
	2023	2022
Fixed price contracts	$29,093	$18,851
Product sales	173,546	115,697
Total Revenues	$202,639	$134,548

The following table presents geographical information about revenues:

	Three months ended
	March 31,
	2023	2022
Colombia	$5,740	$4,025
United States	194,839	126,984
Panama	270	799
Other	1,790	2,740
Total Revenues	$202,639	$134,548

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

Trade accounts receivable consist of the following:

	March 31, 2023	December 31, 2022
Trade accounts receivable	167,818	158,974
Less: Allowance for credit losses	(681)	(577)
Total	$167,137	$158,397

The changes in the allowance for credit losses for the three months ended March 31, 2023, are:

Three months ended March 31, 2023
Balance at beginning of period	$577
Provisions for credit losses	914
Deductions and write-offs, net of foreign currency adjustment	(810)
Balance at end of period	$681

Contract Assets and Liabilities

Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales but have not been billed to customers and are classified as current. In addition, a portion of the amounts billed on certain fixed price contracts are withheld by the customer as a retainage until a final good receipt of the complete project is delivered to the customers satisfaction. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract-by-contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in long-term liabilities in the Company’s condensed consolidated balance sheets.

The table below presents the components of net contract assets (liabilities):

	March 31, 2023	December 31, 2022
Contract assets — current	$18,982	$12,610
Contract assets — non-current	4,415	8,875
Contract liabilities — current	(58,591)	(49,601)
Contract liabilities — non-current	(11)	(11)
Net contract assets	$(35,205)	$(28,127)

The components of contract assets are presented in the table below:

	March 31, 2023	December 31, 2022
Unbilled contract receivables, gross	$6,448	$5,738
Retainage	16,949	15,747
Total contract assets	23,397	21,485
Less: current portion	18,982	12,610
Contract Assets – non-current	$4,415	$8,875

The components of contract liabilities are presented in the table below:

	March 31, 2023	December 31, 2022
Billings in excess of costs	$18,292	14,724
Advances from customers on uncompleted contracts	40,310	34,888
Total contract liabilities	58,602	49,612
Less: current portion	58,591	49,601
Contract liabilities – non-current	$11	11

During the three months ended March 31, 2023, the Company recognized $2,945 of sales related to its contract liabilities on January 1, 2023. During the three months ended March 31, 2022, the Company recognized $2,082 of sales related to its contract liabilities on January 1, 2022.

Remaining Performance Obligations

As of March 31, 2023, the Company had $499.1 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $358.1 million are expected to be recognized during the year ending December 31, 2023, $114.6 million during the year ending December 31, 2024 and $26.5 million during the year ending December 31, 2025.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of GM&P.

	March 31, 2023
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	10,281	(7,667)	2,614

	December 31, 2022
	Gross	Acc. Amort.	Net
Trade Names	$980	$(980)	$-
Notice of Acceptances (NOAs), product designs and other intellectual property	9,987	(7,281)	2,706
Non-compete Agreement	165	(165)	-
Customer Relationships	4,140	(4,140)	-
Total	$15,272	$(12,566)	$2,706

The weighted average amortization period is 5 years.

During the three months ended March 31, 2023, the amortization expense amounted to $322 and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three months ended March 31, 2022, the amortization expense amounted to $475.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2023, is as follows:

Year ending	(in thousands)
2023	$793
2024	722
2025	416
2026	320
2027	253
Thereafter	110
$2,614

Note 6. Supplier Finance Program

Tecnoglass, Inc. has established payment terms to suppliers for the purchase of goods and services, which normally range between 30 and 60 days. In the normal course of business, suppliers may require liquidity and manage, through third parties, the advanced payment of invoices. The Company allows its suppliers the option to make payments in advance of an invoice due date, through a third-party finance provider or intermediary, with the purpose of allowing suppliers to obtain the required liquidity. For these purposes, suppliers present to the Company the third-party finance provider or intermediary with whom they will carry out the finance program and establish an agreement, through which the invoices will be paid by the third-party finance provider or intermediary once the Company has confirmed the invoices are valid. Once the Company confirms the invoices are valid, the third-party finance provider or intermediary proceeds with the payment to the supplier. Subsequently, the Company pays the invoices for goods or services to the third-party finance provider or intermediary selected by the supplier. Payment times do not vary from those initially agreed with the supplier, as stated in the invoices factored by the supplier (i.e. between 30 and 60 days). Pursuant to the supplier finance program, the Company has not been required to pledge any assets as security nor to provide any guarantee to third-party finance provider or intermediary.

As of March 31, 2023, the obligations outstanding related to the supplier finance program amount to $2,335, recorded as current liabilities, with $2,186 classified as Trade accounts payable and accrued expenses and $149 classified as Due to related parties.

Note 7. Debt

The Company’s debt is comprised of the following:

	March 31, 2023	December 31, 2022
Revolving lines of credit	$620	$329
Finance lease	387	395
Senior Secured Credit Facility	172,500	172,500
Less: Deferred cost of financing	(3,612)	(3,740)
Total obligations under borrowing arrangements	169,895	169,484
Less: Current portion of long-term debt and other current borrowings	819	504
Long-term debt	$169,076	$168,980

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 7.42%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year ended December 31, 2021. In March 2022, we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%. Additionally, on September 30, 2022, we voluntarily prepaid $10.0 million of the term loan and $6.7 million under the revolving line of credit which remains fully unused as of March 31, 2023.

Maturities of long-term debt and other current borrowings are as follows as of March 31, 2023:

2024	$819
2025	10,137
2026	15,051
2027	147,500
2028	-
Total	$173,507

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear a weighted average interest rate of 6.63% as of March 31, 2023. When considering the effect of our interest rate swap contracts that hedge $125 million of our outstanding debt through November 2026 (further described below in Note 8), the net average interest rate applicable to our credit facilities as of March 31, 2023 is 4.30%.

Note 8. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contracts are December 31, 2022, and, thus, we shall have payment dates each quarter, commencing March 31, 2023. During the quarter ended December 31, 2022, we entered into several foreign currency non-delivery forward contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

In determining fair value, we record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings.

As of March 31, 2023, the fair value of our interest rate swap and foreign currency non-delivery forward contracts was in a net asset position of $9.4 million. We had 15 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026 and 2 non-delivery forward contracts to exchange $15 million U.S. Dollars to Colombian Pesos through April 2023. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of March 31, 2023.

We assess the effectiveness of our interest rate swap and foreign currency non-delivery forward contracts by comparing the change in the fair value of the interest rate swap and foreign currency non-delivery forward contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap and foreign currency non-delivery forward contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of March 31, 2023 that we expect will be reclassified to earnings within the next twelve months is $3.5 million.

The fair value of our interest rate swap hedges that are classified in the accompanying consolidated balance sheets as of March 31, 2023 are as follows:

	Derivative Assets		Derivative Liabilities
	March 31, 2023		March 31, 2023
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest rate swap contracts and foreign currency non-delivery forwards	Other current assets	$9,357	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$9,357	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $7,350 as of March 31, 2023.

The following table presents the gains on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the quarter ended March 31, 2023:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	March 31,	March 31,		March 31,	March 31,
	2023	2022		2023	2022

Interest rate swap contracts and foreign currency non-delivery forwards contracts	$7,350	$2,622	Interest expense and operating income	$3,193	$-

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

As of March 31, 2023, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2023	December 31, 2022
Fair Value	170,215	172,408
Carrying Value	169,076	168,980

Note 9. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. The Company, which is a Cayman Islands exempted company, as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended March 31,
	2023	2022
Current income tax
United States	$(3,464)	$(1,102)
Colombia	(21,048)	(11,015)
Panama	(3)	(9)
	(24,515)	(12,126)
Deferred income Tax
United States	(284)	120
Colombia	128	1,448

	(156)	1,568
Total income tax provision	$(24,671)	$(10,558)

Effective tax rate	33.8%	33.5%

The weighted average statutory income tax rate for the three months ended March 31, 2023 and 2022 of 33.8% and 33.5%, respectively, approximate the statutory rate.

Note 10. Related Parties

The following is a summary of assets, liabilities and income transactions with all related parties:

	March 31, 2023	December 31, 2022
Due from related parties:
Alutrafic Led SAS	290	249
Studio Avanti SAS	236	113
Due from other related parties	247	1,085
Total due from related parties	$773	$1,447

Due to related parties:
Vidrio Andino	4,826	4,853
Due to other related parties	664	470
Total due to related parties	$5,491	$5,323

	Three months ended March 31,
	2023	2022
Sales to related parties:
Alutrafic Led SAS	173	300
Studio Avanti SAS	156	168
Sales to other related parties	4	58
	$333	$526

A Construir SA

On a recurring basis, we have engaged A Construir S.A., a heavy construction company operating in Barranquilla, Colombia, to carry out construction related to our ongoing capital expenditures at our production facilities in Colombia. Affiliates of Jose Daes and Christian Daes, the company’s CEO and COO, respectively, had an ownership stake in A Construir through June 1, 2022. We purchased $3,280 during the three months ended March 31, 2023 from A Construir S.A. for construction and facilities which have been capitalized on the Company’s balance sheet as property, plant and equipment. Given that A Construir is no longer considered a related party, amounts since June 1, 2022, are not reflected as balances due from and due to related parties on the face of the Consolidated Balance Sheet nor the summary table above as of March 31, 2023 and December 31, 2022.

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes have an ownership stake in Alutrafic. During the three months ended March 31, 2023, we sold $173, compared to $300 during the three months ended March 31, 2022. Additionally, we had outstanding accounts receivable from Alutrafic of $290 and $249 as March 31, 2023, and December 31, 2022, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three months ended March 31, 2023, we purchased $236 of fuel, compared to $244 purchased during the three months ended March 31, 2022.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three months ended March 31, 2023 of $664, compared to $356 during the three months ended March 31, 2022.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of March 31, 2023 and December 31, 2022, the Company had outstanding accounts receivable from Avanti of $236 and $113, respectively. During the three months ended March 31, 2023, we sold $156 of products to Studio Avanti, compared to $168 during the three months ended March 31, 2022, respectively.

Vidrio Andino Joint Venture

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45,000, of which $34,100 was paid in cash and $10,900 paid through the contribution of land on December 9, 2020. On October 28, 2020, we acquired said land from a related party and paid for it with the issuance of an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

The land will serve the purpose of developing a second float glass plant nearby our existing manufacturing facilities which we expect will carry significant efficiencies for us once it becomes operative, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12,500 if needed (based on debt availability as a first option).

In the ordinary course of business, we purchased $6,345 and $5,093 from Vidrio Andino during the three months ended March 31, 2023, and 2022, respectively. We also had outstanding payables to Vidrio Andino of $4,826 and $4,853 as of March 31, 2023 and December 31, 2022, respectively. We recorded equity method income of $1,448 and $1,580 on our Consolidated Statement of Operations during the three months ended March 31, 2023 and 2022, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company and operator of a tax-free zone located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture recorded at $657 and $632 as of March 31, 2023 and December 31, 2022, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 11. Shareholders’ Equity

Dividends

In February 2023, the Company declared a regular quarterly dividend of $0.09 per share, or $0.36 per share on an annualized basis. The dividend was paid on April 28, 2023 to shareholders of record as of the close of business on March 31, 2023.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022
Numerator for basic and diluted earnings per shares
Net Income	$48,372	$20,953

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,674,773	47,674,773
Effect of dilutive securities and stock dividend	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,674,773	47,674,773
Basic earnings per ordinary share	$1.01	$0.44
Diluted earnings per ordinary share	$1.01	$0.44

Note 12. Commitments and Contingencies

Commitments

As of March 31, 2023, the Company had an outstanding obligation to purchase an aggregate of at least $72,172 of certain raw materials from a specific supplier before November 30, 2030.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain whereby we acquired a 25.8% minority ownership interest in Vidrio Andino. The purchase price for our interest in Vidrio Andino was $45,000, of which $34,100 was paid in cash and $10,900 was contributed through a parcel of land to be used for the building of a second factory. On October 28, 2020, the land was paid for through the issuance of an aggregate of 1,557,142 ordinary shares of the Company, at $7.00 per share, which represented an approximate 33% premium based on the Company´s share price as of October 27, 2020.

The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by the Company, operating cashflows from the Bogota plant, debt incurred at the joint venture level that will not consolidate into the Company and an additional contribution by us of approximately $12,500 to be paid if needed (based on debt availability as a first option).

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

Note 13. Subsequent Events

On April 4, 2023 we entered into a settlement agreement related to a completed project.. The conditions were determined to have existed as of the date of the balance sheet and therefore were recorded the related expenses as an accounts payable on the balance sheet as of March 31, 2023 and as an operating expense during the three months ended March 31, 2023.

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

Overview

We are a vertically integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the third largest glass fabricator serving the United States in 2022 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

The continued diversification of the group’s presence and product portfolio is a core component of our strategy. In particular, we are actively seeking to expand our presence in United States outside of Florida. Since 2017, we have been expanding our presence in U.S. residential markets which went from less than 5% of our sales to nearly 45% of our revenues for the full year 2022. We believe that the quality of our products, coupled with our ability to price competitively given our structural advantages on cost and our efficient lead times given our vertical integration, will allow us to generate further growth in the future.

Our company has focused on ensuring that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables (ESG), that help us make decisions and create value for our stakeholders. We carry out a series of initiatives based on our global sustainability strategy, which is supported on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation and empowering our environment. As part of this strategy, we have voluntarily adhered to UN Global Compact Principles since 2017. In 2021, in pursuit of our cooperation with the attainment of the Sustainable Development Goals, or SDGs, we joined a program to strengthen and make visible the management of greenhouse gas emissions as a carbon neutral strategy set out by the Colombian government by 2050.

RESULTS OF OPERATIONS

	Three months ended
	March 31,
	2023	2022
Operating Revenues	$202,639	$134,548
Cost of sales	(94,884)	(74,215)
Gross profit	107,755	60,333
Operating expenses	(34,075)	(26,367)
Operating income	73,680	33,966
Non-operating income, net	1,287	342
Equity method income	1,449	1,580
Foreign currency transactions losses	(1,100)	(2,909)
Interest Expense and deferred cost of financing	(2,273)	(1,468)
Income tax provision	(24,671)	(10,558)
Net income	48,372	20,953
Income attributable to non-controlling interest	(137)	(100)
Income attributable to parent	$48,235	$20,853

Comparison of quarterly periods ended March 31, 2023 and 2022

Revenues

The Company’s operating revenues increased $68.1 million or 50.6%, from $134.5 million for the quarter ended March 31, 2022 to $202.6 million for the quarter ended March 31, 2023.

Strong sales during the first quarter of 2023 were driven by strong U.S. residential and commercial market activity, where sales increased $67.9 million, or 53.4%, from $127.0 million in 2022 to $194.8 million in 2023. U.S. commercial market sales increased $43.8 million, or 65.0%, from $67.4 million in 2022 to $111.2 million in 2023 as we continue to execute on our growing backlog. Single family residential market sales increased $24.0 million, or 40.1%, from $59.6 million in 2022 to $83.6 million in 2023, and accounted for 41.3% of total sales during the quarter ended March 31, 2023. Sales to Latin-American markets, including Colombia, increased $0.2 million, or 3.1%, from $7.6 million in 2022 to $7.8 million in 2023.

Gross profit

Gross profit increased by $47.4 million, or 78.6%, to $107.7 million during the three months ended March 31, 2023, compared with $60.3 million during the three months ended March 31, 2022. This resulted in gross profit margin reaching 53.2% during the first quarter of 2023, up from 44.8% during the first quarter of 2022. The 840-basis point improvement in gross margin is mainly attributable to operating leverage on higher sales, favorable product pricing dynamics, ongoing efficiency efforts, and favorable foreign exchange rates resulting from a depreciation of the Colombian Peso.

Expenses

Operating expenses increased $7.7 million, or 29.2%, from $26.4 million to $34.1 million for the quarters ended March 31, 2022 and 2023, respectively. The increase was mainly driven by by higher incremental administrative cost to ramp up our geographical expansion, which include $2.7 million higher personnel expense, $1.9 million, or 27.4%, increase in shipping expense as a result of a higher sales volume and a higher mix of sales going into the more atomized US residential market, along with other increased selling expenses, partially offset by $1.5 million decrease in services. Additionally, during the period ended March 31, 2023, we recorded a settlement payment associated with a dispute related to a completed project.

Non-operating income and expenses, net

During the three months ended March 31, 2023 and 2022, the Company recorded non-operating income of $1.3 million and $0.3 million, respectively. Non-operating income is comprised primarily of credit card charges made to customers for processing payments, income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the three months ended March 31, 2023, the Company recorded a non-operating loss of $1.1 million associated with foreign currency transactions compared to a net non-operating loss of $2.9 million during the three months ended March 31, 2022.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing increased $0.8 million, or 54.8%, to $2.3 million during the quarter ended March 31, 2023, from $1.5 million during the quarter ended March 31, 2022, as a result of increasing floating interest rates, despite a lower debt balance.

Income Taxes

During the quarters ended March 31, 2023 and 2022, the Company recorded an income tax provision of $24.7 million and $10.6 million, respectively, reflecting an effective income tax rate of 33.8% and 33.5%, respectively, which approximate the statutory rate.

As a result of the foregoing, the Company recorded net income for the three months ended March 31, 2023 of $48.4 million compared to net income of $21.0 million for the three months ended March 31, 2022.

Liquidity

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $128.5 million and $103.7 million, respectively. Additionally, we have approximately $170 million available under our committed lines of credit.

We anticipate that working capital will continue be a net benefit to cash flow for the full year ending December 31, 2023, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months. We expect our cashflow from operations to present a seasonality effect given the timing of income tax payments in the main jurisdictions where we operate.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the three months ended March 31, 2023 and 2022, we made investments primarily in building and construction and machinery and equipment in the amounts of $20.3 million and $11.9 million, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines and expanding our aluminum facilities, among other initiatives to generate high-returns. The Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

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

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March 31,
	2023	2022
Cash Flow provided by Operating Activities	$43,063	$27,135
Cash Flow used in Investing Activities	(15,688)	(10,394)
Cash Flow used in Financing Activities	(3,287)	(18,318)
Effect of exchange rates on cash and cash equivalents	778	997
Cash Balance - Beginning of Period	103,672	85,011
Cash Balance - End of Period	$128,538	$84,431

During the three months ended March 31, 2023 and 2022, operating activities generated approximately $43.1 million and $27.1 million, respectively. The positive cashflow from operations during the first three months of 2023 has been related to a much higher profitability year over year, enhanced working capital efforts, reduced interest expense and a more favorable mix of revenues in the single-family residential space which carries a shorter cash cycle and no retainage.

The main source of operating cash during the three months ended March 31, 2023 were taxes payable, which generated $25.5 million related to higher income tax provision as a result of several record-breaking quarters, compared with $11.6 million during the three months ended March 31, 2022. Contract assets and liabilities generated $12.4 million during the three months ended March 31, 2023, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, contract assets and liabilities generated $2.0 million during the three months ended March 31, 2022. The largest use of cash in operating activities were other assets, which used $14.3 million during the three months ended March 31, 2023, compared with $1.8 million used during the three months ended March 31, 2022, comprised primarily of prepaid value added taxes of Colombian operations. Inventories used $13.1 million and $13.5 million during the three months ended March 31, 2023 and 2022, respectively, as we procure materials to meet our growing operations.

We used $15.7 million and $10.4 million in investing activities during the three months ended March 31, 2023 and 2022, respectively. The main use of cash in investing activities during the three months ended March 31, 2023, was related to the automation of our architectural system assembly processes further described above in the “Capital Resources” section. During the three months ended March 31, 2023, we paid $15.6 million to acquire property plant and equipment, which in combination with $4.8 million acquired under credit or debt, amount to total capital expenditures of $20.3 million. During the three months ended March 31, 2022, we used $9.2 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $11.9 million.

Financing activities used $3.3 million and $18.3 million during the three months ended March 31, 2023 and 2022, respectively. We paid $3.6 million and $3.1 million of dividends to holders of our ordinary shares during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2022, we voluntarily prepaid $15 million of capital to our credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5% and later prepaid an additional $6.7 million under our revolving line of credit and $10 million under our term loan on September 30, 2022 with cash on hand.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 36% of our costs and expenses are denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, as our costs and expenses in Colombian Pesos exceed their monetary assets, a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our quarter revenues increasing by $0.3 million and our costs and expenses increasing by approximately $2.8 million, resulting in a $2.5 million decrease to net earnings based on results for the three months ended March 31, 2023.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary assets exceed their monetary liabilities by $5.5 million, such that a 1% devaluation of the Colombian peso will result in a loss of less than $0.1 million recorded in the Company’s Consolidated Statement of Operations as of March 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2023, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended March 31, 2023 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2023, to January 31, 2023
Open market and privately negotiated purchases	—	—	—

February 1, 2023 to February 28, 2023
Open market and privately negotiated purchases	—	—	—

March 1, 2023, to March 31, 2023
Open market and privately negotiated purchases	100	$40	0

Total	100	$40	0	$50,000,000

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares. As of March 31, 2023, the Company had not made any purchases under the program. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2023, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2023

