Form 10-Q
period 2023-06-30
Tecnoglass Inc.
filed 2023-08-09
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of July 31, 2023, there were 47,673,433 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	Junes 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$104,686	$103,671
Investments	2,365	2,049
Trade accounts receivable, net	185,996	158,397
Due from related parties	1,616	1,447
Inventories	161,767	124,997
Contract assets – current portion	18,077	12,610
Other current assets	53,304	28,963
Total current assets	$527,811	$432,134
Long-term assets:
Property, plant and equipment, net	$266,783	$202,865
Deferred income taxes	112	558
Contract assets – non-current	6,089	8,875
Long-term trade accounts receivable	-	1,225
Intangible assets	2,525	2,706
Goodwill	23,561	23,561
Long-term investments	60,408	57,839
Other long-term assets	4,977	4,545
Total long-term assets	364,455	302,174
Total assets	$892,266	$734,308
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$645	$504
Trade accounts payable and accrued expenses	113,803	90,186
Due to related parties	6,276	5,323
Dividends payable	4,336	3,622
Contract liability – current portion	62,907	49,601
Other current liabilities	47,022	60,566
Total current liabilities	$234,989	$209,802
Long-term liabilities:
Deferred income taxes	$10,602	$5,190
Contract liability – non-current	12	11
Long-term debt	169,003	168,980
Total long-term liabilities	179,617	174,181
Total liabilities	$414,606	$383,983
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$—	$—
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,673,433 and 47,674,773 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	219,234	219,290
Retained earnings	326,353	234,254
Accumulated other comprehensive loss	(71,152)	(106,187)
Shareholders’ equity attributable to controlling interest	475,898	348,820
Shareholders’ equity attributable to non-controlling interest	1,762	1,505
Total shareholders’ equity	477,660	350,325
Total liabilities and shareholders’ equity	$892,266	$734,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenues:
External customers	$224,788	$168,657	$427,094	$302,679
Related parties	492	467	825	993
Total operating revenues	225,280	169,124	427,919	303,672
Cost of sales	(115,610)	(95,492)	(210,494)	(169,707)
Gross profit	109,670	73,632	217,425	133,965
Operating expenses:
Selling expense	(20,487)	(16,616)	(36,807)	(29,984)
General and administrative expense	(14,682)	(11,529)	(32,437)	(24,528)
Total operating expenses	(35,169)	(28,145)	(69,244)	(54,512)
Operating income	74,501	45,487	148,181	79,453
Non-operating income (expenses), net	1,625	161	2,912	503
Equity method income	1,119	1,669	2,568	3,249
Foreign currency transactions (loss) gains	889	2,503	(211)	(406)
Interest expense and deferred cost of financing	(2,321)	(1,715)	(4,594)	(3,183)
Income before taxes	75,813	48,105	148,856	79,616
Income tax provision	(23,248)	(14,692)	(47,919)	(25,250)
Net income	$52,565	$33,413	$100,937	$54,366
Income attributable to non-controlling interest	(120)	(219)	(257)	(319)
Income attributable to parent	$52,445	$33,194	$100,680	$54,047
Comprehensive income:
Net income	$52,565	$33,413	$100,937	$54,366
Foreign currency translation adjustments	27,238	(23,620)	35,049	(9,987)
Change in fair value of derivative contracts	1,823	1,710	(14)	4,332
Total comprehensive income	$81,626	$11,503	$135,972	$48,711
Comprehensive (loss) income attributable to non-controlling interest	(120)	(219)	(257)	(319)
Total comprehensive income attributable to parent	$81,506	$11,284	$135,715	$48,392
Basic income per share	$1.10	$0.70	$2.12	$1.14
Diluted income per share	$1.10	0.70	$2.12	$1.14
Basic weighted average common shares outstanding	47,674,041	47,674,773	47,674,403	47,674,773
Diluted weighted average common shares outstanding	47,674,041	47,674,773	47,674,403	47,674,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100,937	$54,366
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	1,899	580
Depreciation and amortization	9,914	10,462
Deferred income taxes	4,130	(1,016)
Equity method income	(2,568)	(3,249)
Deferred cost of financing	610	726
Other non-cash adjustments	118	6
Unrealized currency translation (loss) gains	(14,609)	911
Changes in operating assets and liabilities:
Trade accounts receivable	(24,778)	(4,792)
Inventories	(15,584)	(31,343)
Prepaid expenses	(1,660)	(690)
Other assets	(22,550)	1,652
Trade accounts payable and accrued expenses	16,167	16,488
Taxes payable	(20,153)	2,260
Labor liabilities	345	125
Other liabilities	(57)	(2,047)
Contract assets and liabilities	10,843	17,538
Related parties	210	1,020
CASH PROVIDED BY OPERATING ACTIVITIES	$43,214	$62,997

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(193)	(933)
Acquisition of property and equipment	(37,886)	(26,250)
CASH USED IN INVESTING ACTIVITIES	$(38,079)	$(27,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(7,868)	(6,196)
Stock buyback	(56)	-
Proceeds from debt	98	241
Repayments of debt	(6)	(15,367)
CASH USED IN FINANCING ACTIVITIES	$(7,832)	$(21,322)

Effect of exchange rate changes on cash and cash equivalents	$3,711	$(883)

NET INCREASE IN CASH	1,014	13,609
CASH - Beginning of period	103,672	85,011
CASH - End of period	$104,686	$98,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,556	$2,387
Income Tax	$82,807	$7,552

NON-CASH INVESTING AND FINANCING ACTIVITES:
Assets acquired under credit or debt	$7,223	$5,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2022	47,674,773	5	219,290	1,458	234,254	(106,187)	348,820	1,505	350,325

Dividend	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Derivative financial instruments	-	-	-	-	-	(1,837)	(1,837)	-	(1,837)

Foreign currency translation	-	-	-	-	-	7,811	7,811	-	7,811

Net income	-	-	-	-	48,235	-	48,235	137	48,372

Balance at March 31, 2023	47,674,773	5	219,290	1,458	278,198	(100,213)	398,738	1,642	400,380

Dividend	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Share repurchase	(1,340)	-	(56)	-	-	-	(56)	-	(56)

Derivative financial instruments	-	-	-	-	-	1,823	1,823	-	1,823

Foreign currency translation	-	-	-	-	-	27,238	27,238	-	27,238

Net income	-	-	-	-	52,445	-	52,445	120	52,565

Balance at June 30, 2023	47,673,433	5	219,234	1,458	326,353	(71,152)	475,898	1,762	477,660

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Derivative financial instruments	-	-	-	-	-	2,622	2,622	-	2,622

Foreign currency translation	-	-	-	-	-	13,635	13,635	-	13,635

Net income	-	-	-	-	20,853	-	20,853	100	20,953

Balance at March 31, 2022	47,674,773	5	219,290	2,273	108,799	(52,494)	277,873	936	278,809

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Legal Reserves	-	-	-	(815)	815	-	-	-	-

Derivative financial instruments	-	-	-	-	-	1,710	1,710	-	1,710

Foreign currency translation	-	-	-	-	-	(23,620)	(23,620)	-	(23,620)

Net income	-	-	-	-	33,194	-	33,194	219	33,413

Balance at June 30, 2022	47,674,773	5	219,290	1,458	139,709	(74,404)	286,058	1,155	287,213

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

Accounting Standards Adopted in 2023

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The interest rate on our credit facility was updated to SOFR plus the same spread of 1.5%. In addition, he Company amended the Interest Rate Swap contract from Libor plus spread to SOFR plus spread. The settlements of the instruments remain under the existing conditions; however, the fixed leg goes from 1.93% to 1.87%. The Company did not apply any of the optional expedients or exceptions allowed under this ASU.

Note 3. - Inventories, net

	June 30, 2023	December 31, 2022
Raw materials	$107,355	$93,360
Work in process	21,063	9,875
Finished goods	10,350	6,409
Spares and accessories	21,427	13,902
Packing material	1,737	1,563
Total Inventories, gross	161,932	125,109
Less: Inventory allowance	(165)	(112)
Total inventories, net	$161,767	$124,997

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed price contracts	$32,330	$22,525	$61,423	$41,376
Product sales	192,950	146,599	366,496	262,296
Total Revenues	$225,280	$169,124	$427,919	$303,672

The following table presents geographical information about revenues.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Colombia	$5,962	$4,816	$11,702	$8,841
United States	214,725	161,478	409,565	288,461
Panama	314	1,003	584	1,803
Other	4,279	1,827	6,068	4,567
Total Revenues	$225,280	$169,124	$427,919	$303,672

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

Trade accounts receivable consist of the following:

	June 30, 2023	December 31, 2022
Trade accounts receivable	187,545	159,068
Less: Allowance for credit losses	(1,549)	(671)
Total	$185,996	$158,397

The changes in the allowance for credit losses for the six months ended June 30, 2023, are:

Six months ended June 30, 2023
Balance at beginning of period	$671
Provisions for credit losses	1,899
Deductions and write-offs, net of foreign currency adjustment	(1,021)
Balance at end of period	$1,549

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

The table below presents the components of net contract assets (liabilities).

	June 30, 2023	December 31, 2023
Contract assets — current	$18,077	$12,610
Contract assets — non-current	6,089	8,875
Contract liabilities — current	(62,907)	(49,601)
Contract liabilities — non-current	(12)	(11)
Net contract assets	$(38,753)	$(28,127)

The components of contract assets are presented in the table below.

	June 30, 2023	December 31, 2022
Unbilled contract receivables, gross	$7,142	$5,738
Retainage	17,024	15,747
Total contract assets	24,166	21,485
Less: current portion	18,077	12,610
Contract Assets – non-current	$6,089	$8,875

The components of contract liabilities are presented in the table below.

	June 30, 2022	December 31, 2022
Billings in excess of costs	$23,308	14,724
Advances from customers on uncompleted contracts	39,611	34,888
Total contract liabilities	62,919	49,612
Less: current portion	62,907	49,601
Contract liabilities – non-current	$12	11

During the three and six months ended June 30, 2023, the Company recognized $2,669 and $5,941 of sales related to its contract liabilities on January 1, 2023, respectively. During the three and six months ended June 30, 2022, the Company recognized $3,421 and $5,503 of sales related to its contract liabilities on January 1, 2022, respectively.

Remaining Performance Obligations

As of June 30, 2023, the Company had $427.2 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $218.4 million are expected to be recognized during the year ending December 31, 2023, $198.6 million during the year ending December 31, 2024, and $20.2 million during the year ending December 31, 2025.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of GM&P.

	June 30, 2023
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	10,531	(8,006)	2,525

	December 31, 2022
	Gross	Acc. Amort.	Net
Trade Names	$980	$(980)	$-
Notice of Acceptances (NOAs), product designs and other intellectual property	9,987	(7,281)	2,706
Non-compete Agreement	165	(165)	-
Customer Relationships	4,140	(4,140)	-
Total	$15,272	$(12,566)	$2,706

The weighted average amortization period is 4.9 years.

During the three and six months ended June 30, 2023, the amortization expense amounted to $293 and $615, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and six months ended June 30, 2022, the amortization expense amounted to $314 and $789, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2023 is as follows:

Year ending	(in thousands)
2023	$530
2024	775
2025	447
2026	350
2027	283
Thereafter	140
$2,525

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

As of June 30, 2023, the obligations outstanding related to the supplier finance program amount to $20,954, recorded as current liabilities, with $20,808 classified as Trade accounts payable and accrued expenses and $146 classified as Due to related parties.

Note 7. Debt

The Company’s debt is comprised of the following:

	June 30, 2023	December 31, 2022
Revolving lines of credit	$421	$329
Finance lease	396	395
Senior Secured Credit Facility	172,500	172,500
Less: Deferred cost of financing	(3,669)	(3,740)
Total obligations under borrowing arrangements	169,648	169,484
Less: Current portion of long-term debt and other current borrowings	645	504
Long-term debt	$169,003	$168,980

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 7.51%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year ended December 31, 2021. In March 2022, we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%. Additionally, on September 30, 2022, we voluntarily prepaid $10.0 million of the term loan and $6.7 million under the revolving line of credit which remains fully unused as of June 30, 2023. Beginning on July 1, 2023 the interest rate on this credit facility was updated to SOFR plus the same spread of 1.5%.

Maturities of long-term debt and other current borrowings are as follows as of June 30, 2023:

2024	$645
2025	13,884
2026	15,038
2027	143,750
2028	-
Total	$173,317

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear a weighted average interest rate of 6.74% as of June 30, 2023.

Note 8. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022, and, thus, we shall have payment dates each quarter, commencing March, 31 2023. During the quarter ended December 31, 2022, we entered into several foreign currency non-delivery forward contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

Due to the Libor discontinuance, on June 21, 2023, the Company amended the Interest Rate Swap contract from LIBOR plus spread to SOFR plus spread. The settlements of the instruments remain under the existing conditions; however, the fixed leg goes from 1.93% to 1.87%. Regarding the conditions of our outstanding debt, only Libor was replaced by SOFR, maintaining the other initial conditions.

As of June 30, 2023, the fair value of our interest rate swap was in a net asset position of $9.2 million. We had 14 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 30, 2023.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of June 30, 2023, that we expect will be reclassified to earnings within the next twelve months, is $4.1 million.

The fair value of our interest rate swap hedges is classified in the accompanying consolidated balance sheets, as of June 30, 2023, as follows:

	Derivative Assets		Derivative Liabilities
	June 30, 2023		June 30, 2023
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest rate swap contracts and foreign currency non-delivery forwards	Other current assets	$9,173	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$9,173	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $9,173 as of June 30,2023.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the quarter ended June 30, 2023:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2023	2022		2023	2022
Interest rate swap contracts and foreign currency non-delivery forwards contracts	$1,823	$1,710	Interest expense and operating income	$918	$-

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the six months ended June 30, 2023:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Six Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2023	2022		2023	2022

Interest Rate Swap Contracts	$9,173	$4,332	Interest Expense and Operating Income	$4,054	$-

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

The fair values of derivatives used to manage interest rate risks are based on SOFR rates and interest rate swap curves. Measurement of our derivative assets and liabilities is considered a level 2 measurement. To carry out the swap valuation, the definition of the fixed leg (obligation) and variable leg (right) is used. Once the projected flows are obtained in both fixed and variable rates, the regression analysis is performed for prospective effectiveness test. The projection curve contains the forward interest rates to project flows at a variable rate and the discount curve contains the interest rates to discount future flows, using the one-month USD Libor curve.

As of June 30, 2023, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2023	December 31, 2022
Fair Value	168,235	194,285
Carrying Value	169,003	168,980

Note 9. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass Inc. as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Current income tax
United States	$(2,996)	$(1,646)	$(6,460)	$(2,748)
Colombia	(16,275)	(12,483)	(37,323)	(23,498)
Panama	(3)	(11)	(6)	(20)
	(19,274)	(14,140)	(43,789)	(26,266)

Deferred income Tax
United States	157	79	(127)	199
Colombia	(4,131)	(631)	(4,003)	817
	(3,974)	552	(4,130)	1,016
Total income provision	$(23,248)	$(14,692)	$(47,919)	$(25,250)

Effective tax rate	30.7%	30.5%	32.2%	31.7%

The weighted average statutory income tax rate for the three months ended June 30, 2023, and 2022 of 30.7% and 30.5%, respectively, and the effective income tax rate for the six months ended June 30, 2023, and 2022 of 32.2% and 31.7%, respectively, approximates the statutory rate.

Note 10. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	June 30, 2022	December 31, 2022
Due from related parties:
Alutrafic Led SAS	395	249
Studio Avanti SAS	345	113
Due from other related parties	876	1,085
Total due from related parties	$1,616	$1,447

Due to related parties:
Vidrio Andino	5,185	4,853
Due to other related parties	1,091	470
Total due to related parties	$6,276	$5,323

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales to related parties:
Alutrafic Led SAS	192	270	365	570
Studio Avanti SAS	129	164	285	332
Sales to other related parties	171	33	175	91
	$492	$467	$825	$993

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes have an ownership stake in Alutrafic. During the three and six months ended June 30, 2023, we sold $192 and $365 to Alutrafic, respectively, compared to $270 and $570 during the three and six months ended June 30, 2022, respectively. Additionally, we had outstanding accounts receivable from Alutrafic for $395 and $249 as of June 30, 2023, and December 31, 2022, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and six months ended June 30, 2023, we purchased $469 and $705, respectively, compared to $168 and $412 purchased during the three and six months ended June 30, 2022, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and six months ended June 30, 2023, for $869 and $1,533, respectively, compared to $439 and $795 during the three and six months ended June 30, 2022, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of June 30, 2023, and December 31, 2022, the Company had outstanding accounts receivable from Avanti of $345 and $113, respectively. During the three and six months ended June 30, 2023, we sold $129 and $285 of products to Studio Avanti respectively, compared to $164 and $332 during the three and six months ended June 30, 2022, respectively.

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

In the ordinary course of business, we purchased $7,612 and $13,957 from Vidrio Andino during the three and six months ended June 30, 2023, respectively, compared to $3,948 and $9,041, during the three and six months ended June 30, 2022, respectively. We also had outstanding payables to Vidrio Andino for $5,185 and $4,853 as of June 30, 2023, and December 31, 2022, respectively. We recorded equity method income of $1,120 and $2,568 on our Consolidated Statement of Operations during the three and six months ended June 30, 2023, respectively, compared to $1,669 and $3,249 recorded during the three and six months ended June 30, 2022, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company and operator of a tax-free zone located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture recorded at $726 and $632 as of June 30, 2023, and December 31, 2022, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 11. Shareholders’ Equity

Dividends

On June 15, 2023, the Company declared a regular quarterly dividend of $0.09 per share, or $0.36 per share on an annualized basis. The dividend was paid on July 31, 2023, to shareholders of record as of the close of business on June 30, 2022.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share
Net Income	$52,565	$33,413	$100,937	$54,366

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,674,041	47,674,773	47,674,403	47,674,773
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,674,041	47,674,773	47,674,403	47,674,773
Basic earnings per ordinary share	$1.10	$0.70	$2.12	$1.14
Diluted earnings per ordinary share	$1.10	$0.70	$2.12	$1.14

Note 12. Commitments and Contingencies

Commitments

As of June 30, 2023, the Company had an outstanding obligation to purchase an aggregate of at least $68,057 of certain raw materials from a specific supplier before November 30, 2030.

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

Our products are manufactured in a 5.6 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean, and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Hub50House (Boston), Via 57 West (New York), Ae’o Tower (Honolulu), Salesforce Tower (San Francisco), Trump Plaza (Panama), and Departmental Legislative Assembly (Bolivia). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

RESULTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues	$225,280	$169,124	$427,919	$303,672
Cost of sales	(115,610)	(95,492)	(210,494)	(169,707)
Gross profit	109,670	73,632	217,425	133,965
Operating expenses	(35,169)	(28,145)	(69,244)	(54,512)
Operating income	74,501	45,487	148,181	79,453
Non-operating income and expenses, net	1,625	161	2,912	503
Equity method income	1,119	1,669	2,568	3,249
Foreign currency transactions gains (losses)	889	2,503	(211)	(406)
Interest Expense and deferred cost of financing	(2,321)	(1,715)	(4,594)	(3,183)
Income tax provision	(23,248)	(14,692)	(47,919)	(25,250)
Net income	52,565	33,413	100,937	54,366
Income attributable to non-controlling interest	(120)	(219)	(257)	(319)
Income attributable to parent	$52,445	$33,194	$100,680	$54,047

Comparison of quarterly periods ended June 30, 2023, and 2022

Revenues

The Company’s operating revenues increased $56.2 million or 33.2%, from $169.1 million for the quarter ended June 30, 2022, to $225.3 million for the quarter ended June 30, 2023.

Strong revenues during the second quarter of 2023 were driven by strong activity in U.S. markets, where revenues increased $53.2 million, or 33.0%, from $161.4 million in 2022 to $214.7 million in 2023. U.S. commercial market revenues increased $42.2 million, or 49.3%, from $85.6 million in 2022 to $127.8 million in 2023 as we continue to execute on our growing backlog. Single family residential market revenues increased $11.0 million, or 14.5%, from $75.9 million in 2022 to $86.9 million in 2023, and accounted for 38.6% of total revenue during the quarter ended March 31, 2023.

Revenues from Latin-American markets increased $2.9 million, or 38.1%, from $7.6 million in 2022 to $10.6 million in 2023.

Gross profit

Gross profit increased $36.0 million, or 48.9%, to $109.7 million during the three months ended June 30, 2023, compared with $73.6 million during the three months ended June 30, 2022. This resulted in gross profit margin reaching 48.7% during the second quarter of 2023, up from 43.5% during the second quarter of 2022. The 520-basis point improvement in gross margin is mainly attributable to operating leverage on higher sales, favorable product pricing dynamics, ongoing efficiency efforts, and favorable foreign exchange rates resulting from a depreciation of the Colombian Peso year over year.

Expenses

Operating expenses increased $7.0 million, or 25.0%, from $28.1 million to $35.2 million for the quarters ended June 30, 2022, and 2023, respectively. The increase was mainly driven by higher incremental administrative cost to ramp up our geographical expansion, higher commission expenses and $1.5 million, or 16.1%, increase in shipping expense as a result of a higher sales volume and a higher mix of sales going into the more atomized US residential market, along with other increased selling expenses.

Non-operating income and expenses, net

During the three months ended June 30, 2023, and 2022, the Company recorded non-operating income of $1.6 million and $0.2 million, respectively. Non-operating income is comprised primarily of credit card charges made to customers for processing payments, income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the three months ended June 30, 2023, the Company recorded a non-operating gain of $0.9 million associated with foreign currency transactions compared to a net non-operating gain of $2.5 million during the three months ended June 30, 2022.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing increased $0.6 million, or 35.3%, to $2.3 million during the quarter ended June 30, 2023, from $1.7 million during the quarter ended June 30, 2022, as a result of increasing floating interest rates, despite a lower debt balance.

Income Taxes

During the quarters ended June 30, 2023, and 2022, the Company recorded an income tax provision of $23.2 million and $14.7 million, respectively, reflecting an effective income tax rate of 30.7% and 30.5%, respectively, which approximate the statutory rate.

As a result of the foregoing, the Company recorded net income for the three months ended June 30, 2023 of $52.6 million compared to net income of $33.4 million for the three months ended June 30, 2022.

Comparison of six-month periods ended June 30, 2023 and 2022

Revenues

The Company’s operating revenues increased $124.2 million or 40.9% from $303.7 million to $427.9 million for the six months ended June 30, 2023, compared with the six months ended June 30, 2022.

Strong revenues during the first six months of 2023 were driven by activity in U.S. commercial and residential markets, where revenues increased $121.1 million, or 42.0%, from $288.5 million in 2022 to $409.6 million in 2023. U.S. Commercial market revenues increased $86.1 million, or 56%, from $152.9 million in 2022 to $239.0 million in 2023.

Single family residential market revenues increased $35.0 million, or 25.4%, from $135.5 million in 2022 to $170.5 million in 2023, and accounted for 39.9% of total revenues during the six months ended June 30, 2023.

Revenues from Latin-American markets, including Colombia increased $3.1 million, or 20.7%, from $15.2 million in 2022 to $18.4 million in 2023.

Gross profit

Gross profit increased $83.5 million, or 62.3%, to $217.4 million during the six months ended June 30, 2023, compared with $134.0 million during the same period of 2022. This resulted in gross profit margin reaching 50.8% during the first six months of 2023, up from 44.1% during the first six months of 2022. The 670-basis point improvement in gross margin mainly reflected operating leverage on higher sales, favorable product pricing dynamics, ongoing efficiencies, and favorable foreign exchange rates, with a portion of our costs denominated in Colombian Pesos.

Expenses

Operating expenses increased $14.7 million, or 27.0%, from $54.5 million to $69.2 million for the six months ended June 30, 2022, and 2023, respectively. The increase was mainly driven by higher variable expenses related to incremental revenues and increased administrative expenses to support a larger operation and ongoing geographical expansion. Shipping expenses increased $3.4 million, or 20.9% as a result of higher sales volume and a higher mix of sales going into the more atomized US residential market. Additionally, we recorded a settlement payment during the first quarter of 2023, associated with a dispute related to a project completed in 2016.

Non-operating income and expenses, net

During the six months ended June 30, 2023 and 2022, the Company recorded a non-operating income of $2.9 and $0.5 million, respectively. Non-operating income is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the six months ended June 30, 2023, the Company recorded a non-cash loss of $0.2 million associated with foreign currency transactions, compared to a net loss of $0.4 million during the six months ended June 30, 2022 within the statement of operations.

Interest Expense

Interest expense and deferred cost of financing increased $1.4 million, or 44.3%, to $4.6 million during the six months ended June 30, 2023, from $3.2 million during the six months ended June 30, 2022, as a result of increasing floating interest rates, despite a lower debt balance.

Income Taxes

During the six-month periods ended June 30, 2023, and 2022, the Company recorded an income tax provision of $47.9 million and $25.3 million, respectively, reflecting an effective income tax rate of 32.2% and 31.7%, respectively. The effective income tax rates for both periods approximates the statutory rates.

As a result of the foregoing, the Company recorded a net income for the six months ended June 30, 2023 of $100.9 million and $54.4 million for the six months ended June 30, 2022.

Liquidity

As of June 30, 2023, and December 31, 2022, we had cash and cash equivalents of approximately $104.7 million and $103.7 million, respectively. Additionally, we currently have approximately $170.0 million available under different lines of credit.

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

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the six months ended June 30, 2023, and 2022, we made investments primarily in building and construction and machinery and equipment in the amounts of $37.9 million and $26.3 million, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines and expanding our aluminum facilities, among other initiatives to generate high-returns. The Company expects increase its operating capacity to a range of $950 million to $1 billion upon completion of these projects. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2023	2022
Cash Flow provided by Operating Activities	$43,214	$62,997
Cash Flow used in Investing Activities	(38,079)	(27,183)
Cash Flow used in Financing Activities	(7,832)	(21,322)
Effect of exchange rates on cash and cash equivalents	3,711	(883)
Cash Balance - Beginning of Period	103,672	85,011
Cash Balance - End of Period	$104,686	$98,620

During the six months ended June 30, 2023, and 2022, operating activities generated approximately $43.2 million and $63.0 million, respectively. The main sources of operating cash during the six months ended June 30, 2023, were the Company´s increased profitability in addition to improved working capital associated with trade accounts payable, which generated $16.2 million, compared with $16.5 million during the six months ended June 30, 2022. Contract assets and liabilities generated $10.8 million during the six months ended June 30, 2023, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, contract assets and liabilities generated $17.5 million during the six months ended June 30, 2022. The largest use of cash in operating activities were other assets, which used $22.6 million during the six months ended June 30, 2023, and taxes payable which used an additional $20.2 million. Both of these uses of cash were related to the aggregate of $82.8 million related to taxes paid during the period, as the Colombian subsidiaries fully paid their 2022 income tax during the second quarter of 2023. Comparatively, other assets generated $1.7 million during the six months ended June 30, 2022, and Taxes payable generated $2.3 million related to of the return of prepaid value added taxes of Colombian subsidiaries offsetting income tax payments during 2022. During the six months ended June 30, 2023, Trade accounts receivable used $24.8 million, compared to $4.8 million during the six months ended June 30, 2022, after several quarters of record-breaking sales. Inventories used $15.6 million and $31.3 million during the six months ended June 30, 2023, and 2022, respectively, as we procure materials to meet our growing operations.

We used $38.1 million and $27.2 million in investing activities during the six months ended June 30, 2023, and 2022, respectively. The main use of cash in investing activities during the six months ended June 30, 2023, was related to the automation of our architectural system assembly processes further described above in the “Capital Resources” section. During the six months ended June 30, 2023, we paid $37.9 million to acquire property plant and equipment, which in combination with $7.2 million acquired under credit or debt, amount to total capital expenditures of $45.1 million. During the six months ended June 30, 2022, we used $26.3 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $32.1 million.

Financing activities used $7.8 million and $21.3 million during the six months ended June 30, 2023, and 2022, respectively. We paid $7.9 million and $6.2 million of dividends to holders of our ordinary shares during the six months ended June 2023, and 2022, respectively. During the six months ended June 30, 2022, we voluntarily prepaid $15 million of capital to our credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5% and later prepaid an additional $6.7 million under our revolving line of credit and $10 million under our term loan on September 30, 2022, with cash on hand.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 39% of our costs and expenses are denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our annual revenues increasing by $0.6 million and our costs and expenses increasing by approximately $8.2 million, resulting in a $7.6 million decrease to net earnings based on results for the six months ended June 30, 2023.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $58.3 million, such that a 1% devaluation of the Colombian peso will result in a loss of less than $0.6 million recorded in the Company’s Consolidated Statement of Operations as of June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2023, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the six months ended June 30, 2023 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2023, to January 31, 2023
Open market and privately negotiated purchases	—	—	—

February 1, 2023, to February 28, 2023
Open market and privately negotiated purchases	—	—	—

March 1, 2023, to March 31, 2023
Open market and privately negotiated purchases	100	$42	0

April 1, 2023, to April 30, 2023
Open market and privately negotiated purchases	200	$42	0

May 1, 2023, to May 31, 2023
Open market and privately negotiated purchases	520	$42	0

June 1, 2023, to June 30, 2023
Open market and privately negotiated purchases	520	$42	0

Total	1,340	$42	0	$50,000,000

On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares. As of June 30, 2023, the Company had not made any purchases under the program. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

Date: August 8, 2023

