Form 10-Q
period 2023-09-30
Tecnoglass Inc.
filed 2023-11-06
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35436

TECNOGLASS INC.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1271120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 NW 49th Street, Miami, Florida 33142, USA

Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores Barranquilla, Colombia

(Address of principal executive offices)

+1 305 638 5151

(Issuer’s telephone number)

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

Yes ☐ No ☒

As of November 1, 2023, there were 47,099,133 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$118,973	$103,671
Investments	2,479	2,049
Trade accounts receivable, net	174,148	158,397
Due from related parties	1,493	1,447
Inventories	165,846	124,997
Contract assets – current portion	16,539	12,610
Other current assets	57,668	28,963
Total current assets	$537,146	$432,134
Long-term assets:
Property, plant and equipment, net	$299,120	$202,865
Deferred income taxes	111	558
Contract assets – non-current	9,075	8,875
Long-term trade accounts receivable	-	1,225
Intangible assets	3,249	2,706
Goodwill	23,561	23,561
Long-term investments	61,516	57,839
Other long-term assets	5,278	4,545
Total long-term assets	401,910	302,174
Total assets	$939,056	$734,308
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$3,127	$504
Trade accounts payable and accrued expenses	108,259	90,186
Due to related parties	4,108	5,323
Dividends payable	4,317	3,622
Contract liability – current portion	68,654	49,601
Other current liabilities	50,537	60,566
Total current liabilities	$239,002	$209,802
Long-term liabilities:
Deferred income taxes	$13,876	$5,190
Contract liability – non-current	13	11
Long-term debt	166,699	168,980
Total long-term liabilities	180,588	174,181
Total liabilities	$419,590	$383,983
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	$—	$—
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 47,445,991 and 47,674,773 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	210,408	219,290
Retained earnings	367,925	234,254
Accumulated other comprehensive loss	(62,323)	(106,187)
Shareholders’ equity attributable to controlling interest	517,473	348,820
Shareholders’ equity attributable to non-controlling interest	1,993	1,505
Total shareholders’ equity	519,466	350,325
Total liabilities and shareholders’ equity	$939,056	$734,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenues:
External customers	$210,268	$201,240	$637,362	$503,919
Related parties	475	540	1,300	1,533
Total operating revenues	210,743	201,780	638,662	505,452
Cost of sales	(120,216)	(96,484)	(330,710)	(266,191)
Gross profit	90,527	105,296	307,952	239,261
Operating expenses:
Selling expense	(15,724)	(20,250)	(52,531)	(50,234)
General and administrative expense	(13,791)	(14,914)	(46,228)	(39,442)
Total operating expenses	(29,515)	(35,164)	(98,759)	(89,676)
Operating income	61,012	70,132	209,193	149,585
Non-operating income, net	605	634	3,517	1,137
Equity method income	1,108	1,821	3,676	5,070
Foreign currency transactions (loss) gains	1,142	(450)	931	(856)
Interest expense and deferred cost of financing	(2,325)	(2,249)	(6,919)	(5,432)
Income before taxes	61,542	69,888	210,398	149,504
Income tax provision	(15,447)	(22,966)	(63,366)	(48,216)
Net income	$46,095	$46,922	$147,032	$101,288
Income attributable to non-controlling interest	(232)	(196)	(489)	(515)
Income attributable to parent	$45,863	$46,726	$146,543	$100,773
Comprehensive income:
Net income	$46,095	$46,922	$147,032	$101,288
Foreign currency translation adjustments	8,227	(22,054)	43,276	(32,039)
Change in fair value of derivative contracts	601	4,865	587	9,197
Total comprehensive income	$54,923	$29,733	$190,895	$78,446
Comprehensive loss attributable to non-controlling interest	(232)	(196)	(489)	(515)
Total comprehensive income attributable to parent	$54,691	$29,537	$190,406	$77,931
Basic income per share	$0.97	$0.98	$3.09	$2.12
Diluted income per share	$0.97	0.98	$3.09	$2.12
Basic weighted average common shares outstanding	47,599,339	47,674,773	47,649,037	47,674,773
Diluted weighted average common shares outstanding	47,599,339	47,674,773	47,649,037	47,674,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,032	$101,288
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	2,537	541
Depreciation and amortization	15,841	15,089
Deferred income taxes	7,565	140
Equity method income	(3,676)	(5,070)
Deferred cost of financing	929	1,059
Other non-cash adjustments	157	(22)
Unrealized currency translation (loss) gains	(23,280)	9,482
Changes in operating assets and liabilities:
Trade accounts receivable	(10,351)	(29,486)
Inventories	(15,271)	(53,911)
Prepaid expenses	(2,028)	(1,126)
Other assets	(25,535)	(1,646)
Trade accounts payable and accrued expenses	8,371	14,637
Taxes payable	(21,670)	23,962
Labor liabilities	2,425	1,629
Other liabilities	245	(1,851)
Contract assets and liabilities	13,066	14,974
Related parties	(1,871)	2,409
CASH PROVIDED BY OPERATING ACTIVITIES	$94,486	$92,098

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(303)	(1,285)
Acquisition of property and equipment	(62,194)	(46,817)
CASH USED IN INVESTING ACTIVITIES	$(62,497)	$(48,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(12,158)	(9,294)
Stock buyback	(8,882)	-
Proceeds from debt	109	59
Repayments of debt	-	(32,002)
CASH USED IN FINANCING ACTIVITIES	$(20,931)	$(41,237)

Effect of exchange rate changes on cash and cash equivalents	$4,243	$(3,336)

NET INCREASE IN CASH	15,301	(577)
CASH - Beginning of period	103,672	85,011
CASH - End of period	$118,973	$84,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,543	$4,136
Income Tax	$94,914	$25,377

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$11,626	$4,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non- Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2022	47,674,773	5	219,290	1,458	234,254	(106,187)	348,820	1,505.00	350,325

Dividend	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Derivative financial instruments	-	-	-	-	-	(1,837)	(1,837)	-	(1,837)

Foreign currency translation	-	-	-	-	-	7,811	7,811	-	7,811

Net income	-	-	-	-	48,235	-	48,235	137	48,372

Balance at March 31, 2023	47,674,773	5	219,290	1,458	278,198	(100,213)	398,738	1,642	400,380

Dividend	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Share Repurchase	(1,340)	-	(56)	-	-	-	(56)	-	(56)

Derivative financial instruments	-	-	-	-	-	1,823	1,823	-	1,823

Foreign currency translation	-	-	-	-	-	27,238	27,238	-	27,238

Net income	-	-	-	-	52,445	-	52,445	120	52,565

Balance at June 30, 2023	47,673,433	5	219,234	1,458	326,353	(71,152)	475,898	1,762	477,660

Dividend	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Share Repurchase	(227,442)	-	(8,826)	-	-	-	(8,826)	-	(8,826)

Derivative financial instruments	-	-	-	-	-	601	601	-	601

Foreign currency translation	-	-	-	-	-	8,227	8,227	-	8,227

Net income	-	-	-	-	45,863	-	45,863	232	46,095

Balance at Sep 30, 2023	47,445,991	5	210,408	1,458	367,925	(62,323)	517,473	1,993	519,466

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Derivative financial instruments	-	-	-	-	-	2,622	2,622	-	2,622

Foreign currency translation	-	-	-	-	-	13,635	13,635	-	13,635

Net income	-	-	-	-	20,853	-	20,853	100	20,953

Balance at March 31, 2022	47,674,773	5	219,290	2,273	108,799	(52,494)	277,873	936	278,809

Dividend	-	-	-	-	(3,099)	-	(3,099)	-	(3,099)

Legal Reserves	-	-	-	(815)	815	-	-	-	-

Derivative financial instruments	-	-	-	-	-	1,710	1,710	-	1,710

Foreign currency translation	-	-	-	-	-	(23,620)	(23,620)	-	(23,620)

Net income	-	-	-	-	33,194	-	33,194	219	33,413

Balance at June 30, 2022	47,674,773	5	219,290	1,458	139,709	(74,404)	286,058	1,155	287,213

Dividend	-	-	-	-	(3,577)	-	(3,577)	-	(3,577)

Legal Reserves	-	-	-	-	-	-	-	-	0

Derivative financial instruments	-	-	-	-	-	4,865	4,865	-	4,865
									0
Foreign currency translation	-	-	-	-	-	(22,054)	(22,054)	-	(22,054)

Net income	-	-	-	-	46,726	-	46,726	196	46,922

Balance at Sep 30, 2022	47,674,773	5	219,290	1,458	182,859	(91,593)	312,019	1,351	313,370

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

The Company manufactures both glass and aluminum products. Its glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, acoustic glass, and digital print glass. Its Alutions plant produces mill finished, anodized, painted aluminum profiles and rods, tubes, bars, and plates. Alution’s operations include extrusion, smelting, painting and anodizing processes, and exporting, importing and marketing aluminum products.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements consolidate TGI and its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), and Ventanas Solar S.A (“VS”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity and if we are not, the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Accounting Standards Adopted in 2023

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The interest rate on our credit facility was updated to SOFR plus the same spread of 1.5%. In addition, the Company amended the Interest Rate Swap contract from Libor plus spread to SOFR plus spread. The settlements of the instruments remain under the existing conditions; however, the fixed leg goes from 1.93% to 1.87%. The Company did not apply any of the optional expedients or exceptions allowed under this ASU.

Note 3. - Inventories, net

	September 30, 2023	December 31, 2022
Raw materials	$106,935	$93,360
Work in process	22,161	9,875
Finished goods	10,407	6,409
Spares and accessories	24,888	13,902
Packing material	1,648	1,563
Total Inventories, gross	166,039	125,109
Less: Inventory allowance	(193)	(112)
Total inventories, net	$165,846	$124,997

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed price contracts	$35,735	$26,272	$97,158	$67,648
Product sales	175,008	175,508	541,504	437,804
Total Revenues	$210,743	$201,780	$638,662	$505,452

The following table presents geographical information about revenues.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Colombia	$7,218	$4,817	$18,920	$13,657
United States	200,347	193,504	609,911	481,965
Panama	433	571	1,017	2,373
Other	2,745	2,888	8,814	7,457
Total Revenues	$210,743	$201,780	$638,662	$505,452

The following table presents revenues breakdown by market.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Residential	$87,811	$85,780	$258,345	$221,328
Commercial	122,932	116,000	380,317	284,123
Total Revenues	$210,743	$201,780	$638,662	$505,452

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

Trade accounts receivable consist of the following:

	September 30, 2023	December 31, 2022
Trade accounts receivable	176,223	159,068
Less: Allowance for credit losses	(2,075)	(671)
Total	$174,148	$158,397

The changes in the allowance for credit losses for the nine months ended September 30, 2023, are:

Nine months ended September 30, 2023
Balance at beginning of period	$671
Provisions for credit losses	2,537
Deductions and write-offs, net of foreign currency adjustment	(1,133)
Balance at end of period	$2,075

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

The table below presents the components of net contract assets (liabilities).

	September 30, 2023	December 31, 2022
Contract assets — current	$16,539	$12,610
Contract assets — non-current	9,075	8,875
Contract liabilities — current	(68,654)	(49,601)
Contract liabilities — non-current	(13)	(11)
Net contract assets	$(43,053)	$(28,127)

The components of contract assets are presented in the table below.

	September 30, 2023	December 31, 2022
Unbilled contract receivables, gross	$6,096	$5,738
Retainage	19,518	15,747
Total contract assets	25,614	21,485
Less: current portion	16,539	12,610
Contract Assets – non-current	$9,075	$8,875

The components of contract liabilities are presented in the table below.

	September 30, 2023	December 31, 2022
Billings in excess of costs	$32,759	14,724
Advances from customers on uncompleted contracts	35,908	34,888
Total contract liabilities	68,667	49,612
Less: current portion	68,654	49,601
Contract liabilities – non-current	$13	11

During the three and nine months ended September 30, 2023, the Company recognized $472 and $6,375 of sales related to its contract liabilities on January 1, 2023, respectively. During the three and nine months ended September 30, 2022, the Company recognized $2,424 and $7,927 of sales related to its contract liabilities on January 1, 2022, respectively.

Remaining Performance Obligations

As of September 30, 2023, the Company had $482.3 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $123.5 million are expected to be recognized during the year ending December 31, 2023, $315.2 million during the year ending December 31, 2024, and $43.6 million during the year ending December 31, 2025.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of GM&P.

	September 30, 2023
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	11,611	(8,362)	3,249

	December 31, 2022
	Gross	Acc. Amort.	Net
Trade Names	$980	$(980)	$-
Notice of Acceptances (NOAs), product designs and other intellectual property	9,987	(7,281)	2,706
Non-compete Agreement	165	(165)	-
Customer Relationships	4,140	(4,140)	-
Total	$15,272	$(12,566)	$2,706

The weighted average amortization period is 4.9 years.

During the three and nine months ended September 30, 2023, the amortization expense amounted to $293 and $908, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and nine months ended September 30, 2022, the amortization expense amounted to $290 and $1,079, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2023, is as follows:

Year ending	(in thousands)
2023	$297
2024	968
2025	499
2026	401
2027	335
Thereafter	749
$3,249

Note 6. Supplier Finance Program

Tecnoglass has established payment terms to suppliers for the purchase of goods and services, which normally range between 30 and 60 days. In the normal course of business, suppliers may require liquidity and manage, through third parties, the advanced payment of invoices. The Company allows its suppliers the option to payments in advance of an invoice due date, through a third-party finance provider or intermediary, with the purpose of allowing suppliers to obtain the required liquidity. For these purposes, suppliers present to Tecnoglass the third-party finance provider or intermediary with whom they will carry out the finance program and establish an agreement, through which the invoices will be paid by the third-party finance provider or intermediary once Tecnoglass has confirmed the invoices as valid. Once the Company confirms the invoices are valid, the third-party finance provider or intermediary proceeds with the payment to the supplier. Subsequently, Tecnoglass pays the invoices for goods or services to the third-party finance provider or intermediary selected by the supplier. Payment times do not vary from those initially agreed with the supplier, as stated in the invoices factored by the supplier (i.e. between 30 and 60 days). Pursuant to the supplier finance programs, the Company has not been required to pledge any assets as security nor to provide any guarantee to third-party finance provider or intermediary.

As of September 30, 2023, the obligations outstanding related to the supplier finance program amounted to $11,323, recorded as current liabilities, with $11,122 classified as Trade accounts payable and accrued expenses and $201 classified as Due to related parties.

Note 7. Debt

The Company’s debt is comprised of the following:

	September 30, 2023	December 31, 2022
Revolving lines of credit	$438	$329
Finance lease	360	395
Senior Secured Credit Facility	172,500	172,500
Less: Deferred cost of financing	(3,472)	(3,740)
Total obligations under borrowing arrangements	169,826	169,484
Less: Current portion of long-term debt and other current borrowings	3,127	504
Long-term debt	$166,699	$168,980

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 7.65%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year ended December 31, 2021. In March 2022, we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%. Additionally, on September 30, 2022, we voluntarily prepaid $10.0 million of the term loan and $6.7 million under the revolving line of credit which remains fully unused as of September 30, 2023. Beginning on July 1, 2023 the interest rate on this credit facility was updated to SOFR plus the same spread of 1.5%.

Maturities of long-term debt and other current borrowings are as follows as of September 30, 2023:

2024	$3,127
2025	15,139
2026	15,032
2027	140,000
2028	-
Total	$173,298

The Company’s loans have maturities ranging from a few weeks to 5 years. Our credit facilities bear a weighted average interest rate of 6.88% as of September 30, 2023.

Note 8. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022, and, thus, we have payment dates each quarter, commencing March 31, 2023. During the quarter ended December 31, 2022, we entered into several foreign currency non-delivery forward contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

As of September 30, 2023, the fair value of our interest rate swap was in a net asset position of $9.8 million. We had 14 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 30, 2023.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of September 30, 2023, that we expect will be reclassified to earnings within the next twelve months, is $4.2 million.

The fair value of our interest rate swap hedges is classified in the accompanying consolidated balance sheets, as of September 30, 2023, as follows:

	Derivative Assets		Derivative Liabilities
	September 30, 2023		September 30, 2023
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest rate swap contracts and foreign currency non-delivery forwards	Other current assets	$9,773	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$9,773	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $9,773 as of September 30, 2023.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the quarter ended September 30, 2023:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	September 30,	September 30,		September 30,	September 30,
	2023	2022		2023	2022

Interest rate swap contracts and foreign currency non-delivery forwards contracts	$601	$4,865	Interest expense and operating income	$1,065	$-

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the nine months ended September 30, 2023:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income
	Nine Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022		September 30, 2023	September 30, 2022

Interest Rate Swap Contracts	$587	$9,197	Interest Expense and Operating Income	$5,219	$-

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

As of September 30, 2023, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2023	December 31, 2022
Fair Value	163,842	172,408
Carrying Value	166,699	168,980

Note 9. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Current income tax
United States	$(8,840)	$(1,027)	$(15,300)	$(3,775)
Colombia	(3,167)	(20,777)	(40,490)	(44,275)
Panama	(5)	(6)	(11)	(26)
	(12,012)	(21,810)	(55,801)	(48,076)

Deferred income Tax
United States	(433)	203	(560)	402
Colombia	(3,002)	(1,359)	(7,005)	(542)
	(3,435)	(1,156)	(7,565)	(140)
Total income provision	$(15,447)	$(22,966)	$(63,366)	$(48,216)

Effective tax rate	25.1%	32.9%	30.1%	32.3%

The weighted average statutory income tax rate for 2023 and 2022, was 33.3%, and 34.0, respectively. The effective income tax rate of 25.1% during the three months ended September 30, 2023 is below the statutory rate as the Colombian subsidiaries which bear a higher corporate income tax rate recorded a proportionally lower share of the consolidated income.

Note 10. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	September 30, 2023	December 31, 2022
Due from related parties:
Alutrafic Led SAS	412	249
Studio Avanti SAS	324	113
Due from other related parties	757	1,085
Total due from related parties	$1,493	$1,447

Due to related parties:
Vidrio Andino	3,274	4,853
Due to other related parties	834	470
Total due to related parties	$4,108	$5,323

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales to related parties:
Alutrafic Led SAS	275	201	640	771
Studio Avanti SAS	64	116	349	448
Sales to other related parties	136	223	311	314
	$475	$540	$1,300	$1,533

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three and nine months ended September 30, 2023, we sold $275 and $640 to Alutrafic, respectively, compared to $201 and $771 during the three and nine months ended September 30, 2022, respectively. Additionally, we had outstanding accounts receivable from Alutrafic for $412 and $249 as of September 30, 2023 and December 31, 2022, respectively.

Barranquilla Capital de Luz SAS

In the ordinary course of business, we purchase products from Barranquilla Capital de Luz SAS (“Alubaq”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alubaq. During the three and nine months ended September 30, 2023, we purchased equipment from Alubaq for $90 and $309, respectively, compared to $8 and $51 during the three and nine months ended September 30, 2022, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and nine months ended September 30, 2023 of $1,023 and $2,556, respectively, compared to $358 and $1,153 during the three and nine months ended September 30, 2022, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and nine months ended September 30, 2023, we purchased $268 and $973, respectively, compared to $243 and $655 purchased during the three and nine months ended September 30, 2022, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of September 30, 2023 and December 31, 2022, the Company had outstanding accounts receivable from Avanti of $324 and $113, respectively. During the three and nine months ended September 30, 2023, we sold $64 and $349 of products to Avanti, respectively, compared to $116 and $448 during the three and nine months ended September 30, 2022, respectively.

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

In the ordinary course of business, we purchased $6,912 and $20,869 from Vidrio Andino during the three and nine months ended September 30, 2023, respectively, compared to $4,923 and $13,964, during the three and nine months ended September 30, 2022, respectively. We also had outstanding payables to Vidrio Andino of $3,274 and $4,853 as of September 30, 2023 and December 31, 2022, respectively. We recorded equity method income of $1,108 and $3,676 on our Consolidated Statement of Operations during the three and nine months ended September 30, 2023, respectively, compared to $1,821 and $5,070 recorded during the three and nine months ended September 30, 2022, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $750 and $632 as of September 30, 2023, and December 31, 2022, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 11. Shareholders’ Equity

Dividends

On September 15, 2023, the Company declared a regular quarterly dividend of $0.09 per share, or $0.36 per share on an annualized basis. The dividend was paid on October 31, 2023, to shareholders of record as of the close of business on September 29, 2023.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share
Net Income	$46,095	$46,922	$147,032	$101,288

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,599,339	47,674,773	47,649,037	47,674,773
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,599,339	47,674,773	47,649,037	47,674,773
Basic earnings per ordinary share	$0.97	$0.98	$3.09	$2.12
Diluted earnings per ordinary share	$0.97	$0.98	$3.09	$2.12

Note 12. Commitments and Contingencies

Commitments

As of September 30, 2023, the Company had outstanding obligations to purchase an aggregate of at least $65,198 of certain raw materials from a specific supplier before November 30, 2030, and an aggregate of at least $11,008 of certain raw materials from a specific supplier through 2028.

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

Overview

We are a vertically integrated manufacturer, supplier and installer of architectural glass, windows and associated aluminum and vinyl products for the global commercial and residential construction markets. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the third largest glass fabricator serving the United States in 2022 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating Revenues	$210,743	$201,780	$638,662	$505,452
Cost of sales	(120,216)	(96,484)	(330,710)	(266,191)
Gross profit	90,527	105,296	307,952	239,261
Operating expenses	(29,515)	(35,164)	(98,759)	(89,676)
Operating income	61,012	70,132	209,193	149,585
Non-operating income and expenses, net	605	634	3,517	1,137
Equity method income	1,108	1,821	3,676	5,070
Foreign currency transactions gains (losses)	1,142	(450)	931	(856)
Interest Expense and deferred cost of financing	(2,325)	(2,249)	(6,919)	(5,432)
Income tax provision	(15,447)	(22,966)	(63,366)	(48,216)
Net income	46,095	46,922	147,032	101,288
Income attributable to non-controlling interest	(232)	(196)	(489)	(515)
Income attributable to parent	$45,863	$46,726	$146,543	$100,773

Comparison of quarterly periods ended September 30, 2023, and 2022

Revenues

Operating revenues increased $9.0 million or 4.4%, from $201.8 million for the quarter ended September 30, 2022, to $210.7 million for the quarter ended September 30, 2023. Revenue growth was driven by activity in U.S. markets, where revenues increased $6.8 million, or 3.5%, from $193.5 million in 2022 to $200.3 million in 2023. U.S. commercial market revenues increased $4.8 million, or 4.5%, from $107.7 million in 2022 to $112.5 million in 2023 as we continue to execute on our growing backlog, while single family residential market revenues reached an all-time high of $87.8 million during the third quarter of 2023, up from $85.8 million in 2022. Revenues from Latin-American markets increased $1.9 million, or 22.6%, from $8.3 million in 2022 to $10.2 million in 2023.

Gross profit

Gross profit during the three months ended September 30, 2023 was$ 90.5 million, a decrease of $14.8 million, or 14.0%, from $105.3 million during the three months ended September 30, 2022. The gross profit margin during the current year quarter of 43.0% was down from 52.2% during the third quarter of 2022, primarily as a result of non-cash effect related to a strong appreciation of the Colombian Peso. Inventories were recorded into the balance sheet at a weaker Peso and then accounted for under raw material costs at a much stronger Peso, translating into more US Dollars at the time the revenues are recognized. This effect contributed to a 660-basis point decrease year-over-year when assessing the same effect during the comparable period. Additionally, this unfavorable FX dynamic impacted our costs denominated in Colombian Pesos against our predominantly US Dollar revenue stream. Finally, margins were impacted by our revenue mix which included more installation and stand-alone product sales during the current period. Installation and stand-alone product revenues were up 43.6% and 18.1% respectively year over year, weighting down overall gross margins.

Expenses

Operating expenses decreased $5.6 million, or 16.1%, from $35.2 million to $29.5 million for the quarters ended September 30, 2022 and 2023, respectively. The decrease was mainly driven by lower shipping expense due to maritime rates reduction, and the absence of a settlement payment which occurred during the prior year period. As a result, operating expenses as a percentage of sales improved from 17.4% to 14.0%.

Non-operating income and expenses, net

During the three months ended September 30, 2023 and 2022, the Company recorded non-operating income of $0.6 million and $0.6 million, respectively. Non-operating income is comprised of interest income from short term investments and deposits income from rental properties as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the three months ended September 30, 2023, the Company recorded a non-operating gain of $1.1 million associated with foreign currency transactions compared to a net non-operating loss of $0.5 million during the three months ended September 30, 2022.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing increased less than $0.1 million, or 3.4%, to $2.3 million during the quarter ended September 30, 2023, as the Company maintained a stable debt balance and benefited from having a favorable interest rate hedge in place for approximately 75% of its outstanding debt.

Income Taxes

During the quarters ended September 30, 2023 and 2022, the Company recorded an income tax provision of $15.4 million and $23.0 million, respectively, reflecting an effective income tax rate of 25.1% and 32.9%, respectively, which approximate the statutory rate. The effective tax rate of 25.1% during the quarter ended September 30, 2023 was due to the Company generating more profit by its US subsidiaries where corporate taxation is lower.

As a result of the foregoing, the Company recorded net income for the three months ended September 30, 2023 of $46.1 million compared to net income of $46.9 million for the three months ended September 30, 2022.

Comparison of nine-month periods ended September 30, 2023 and 2022

Revenues

The Company’s operating revenues increased $133.2 million, or 26.4%, from $505.5 million to $638.7 million for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022.

Strong revenues during the first nine months of 2023 were driven by activity in U.S. commercial and residential markets, where revenues increased $128.0 million, or 26.5%, from $482.0 million in 2022 to $610.0 million in 2023. U.S. Commercial market revenues increased $91.0 million, or 34.9%, from $260.6 million in 2022 to $351.6 million in 2023. Single family residential market revenues increased $37.0 million, or 16.7%, from $221.3 million in 2022 to $258.3 million in 2023, and accounted for 40.5% of total revenues during the nine months ended September 30, 2023. Revenues from Latin-American markets, including Colombia, increased $5.3 million, or 22.4%, from $23.5 million in 2022 to $28.8 million in 2023.

Gross profit

Gross profit increased $68.7 million, or 28.7%, to $308.0 million during the nine months ended September 30, 2023, compared with $239.3 million during the same period of 2022. This resulted in gross profit margin reaching 48.2% during the first nine months of 2023, up from 47.3% during the first nine months of 2022. The 90-basis point improvement in gross margin mainly reflected operating leverage on higher sales and ongoing efficiencies.

Expenses

Operating expenses increased $9.1 million, or 10.1%, from $89.7 million to $98.8 million for the nine months ended September 30, 2022 and 2023, respectively. The increase was mainly driven by higher variable expenses related to incremental revenues and increased administrative expenses to support a larger operation and ongoing geographical expansion. As a result of our continued effort to enhance our lean administrative structure and tight cost controls, our operating expenses as a percentage of sales improved from 17.7% to 15.5%.

Non-operating income and expenses, net

During the nine months ended September 30, 2023 and 2022, the Company recorded non-operating income of $3.5 and $1.1 million, respectively. Non-operating income for the period is comprised primarily of short-term investments return, income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the nine months ended September 30, 2023, the Company recorded a non-operating gain of $0.9 million associated with foreign currency transactions, compared to a net loss of $0.9 million during the nine months ended September 30, 2022.

Interest Expense

Interest expense and deferred cost of financing increased $1.5 million, or 27.4%, to $6.9 million during the nine months ended September 30, 2023, from $5.4 million during the nine months ended September 30, 2022, as a result of increasing floating interest rates, partially offset by a lower debt balance and the favorable effect of an ongoing interest rate hedge.

Income Taxes

During the nine-month periods ended September 30, 2023 and 2022, the Company recorded an income tax provision of $63.4 million and $48.2 million, respectively, reflecting an effective income tax rate of 30.1% and 32.3%, respectively. The effective tax rate of 30.1% during the nine months ended September 30, 2023, results as the Company generates more profit by its US subsidiaries where corporate taxation is lower.

As a result of the foregoing, the Company recorded a net income for the nine months ended September 30, 2023 of $147.0 million and $101.3 million for the nine months ended September 30, 2022.

Liquidity

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $119.0 million and $103.7 million, respectively. Additionally, we currently have approximately $170.0 million available under different lines of credit.

We anticipate that the Company will continue to generate positive Cashflow from operating activities through the end of 2023, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the nine months ended September 30, 2023 and 2022, we made investments primarily in building and construction and machinery and equipment in the amounts of $73.8 million and $51.4 million, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines, expanding our aluminum facilities, putting new vinyl windows lines to penetrate this new product segment and purchasing land to grow beyond current installed capacity. The Company estimates that current manufacturing operating capacity has reached approximately $1 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2023	2022
Cash Flow provided by Operating Activities	$94,486	$92,098
Cash Flow used in Investing Activities	(62,497)	(48,102)
Cash Flow used in Financing Activities	(20,931)	(41,237)
Effect of exchange rates on cash and cash equivalents	4,243	(3,336)
Cash Balance - Beginning of Period	103,672	85,011
Cash Balance - End of Period	$118,973	$84,434

During the nine months ended September 30, 2023 and 2022, operating activities generated approximately $94.5 million and $92.1 million, respectively. The main sources of operating cash during the nine months ended September 30, 2023, were Contract assets and liabilities, which generated $13.0 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increase advances received from customers. Comparatively, contract assets and liabilities generated $15.0 million during the nine months ended September 30, 2022. In addition, improved working capital associated with trade accounts payable, generated $8.4 million, compared with $14.6 million during the nine months ended September 30, 2022. The largest use of cash in operating activities were other assets, comprised primarily of prepaid taxes, which used $25.5 million during the nine months ended September 30, 2023, and taxes payable which used an additional $21.7 million. Both of these uses of cash were related to the aggregate of $94.9 million related to taxes paid during the period, most of which was paid by the Colombian subsidiaries during the second quarter of 2023. Comparatively, other assets used $1.6 million during the nine months ended September 30, 2022, and Taxes payable generated $24.0 million related to of the return of prepaid value added taxes of Colombian subsidiaries offsetting income tax payments during 2022. During the nine months ended September 30, 2023, Trade accounts receivable used $10.4 million, compared to $29.5 million during the nine months ended September 30, 2022, after several quarters of record-breaking sales. Inventories used $15.3 million and $53.9 million during the nine months ended September 30, 2023 and 2022, respectively, as we procure materials to meet our growing operations.

We used $62.5 million and $48.1 million in investing activities during the nine months ended September 30, 2023 and 2022, respectively. The main use of cash in investing activities during the nine months ended September 30, 2023 related to the automation of our architectural system assembly processes further described above in the “Capital Resources” section. During the nine months ended September 30, 2023, we paid $62.2 million to acquire property plant and equipment, which in combination with $11.6 million acquired under credit or debt, amount to total capital expenditures of $73.8 million. During the nine months ended September 30, 2022, we used $46.8 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $51.4 million.

Financing activities used $20.9 million and $41.2 million during the nine months ended September 30, 2023 and 2022, respectively. We paid $12.2 million and $9.3 million of dividends to holders of our ordinary shares during the nine months ended September 2023 and 2022, respectively. During the nine months ended September 30, 2023, we used $8.9 million to repurchase shares under the $50 million buyback program authorized by our Board of Directors.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 24% of our costs and expenses are denominated in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our annual revenues increasing by $1.0 million and our costs and expenses increasing by approximately $6.0 million, resulting in a $5.0 million decrease to net earnings based on results for the nine months ended September 30, 2023.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $50.4 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.5 million recorded in the Company’s Consolidated Statement of Operations as of September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2023, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 30, 2023 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2023 to July 31, 2023
Open market and privately negotiated purchases	310	$42	0

August 1, 2023 to August 31, 2023
Open market and privately negotiated purchases	160,332	$38	160,332

September 1, 2023 to September 30, 2023
Open market and privately negotiated purchases	67,000	$38	67,000

Total	227,642	$38	227,332	$41,182,038

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

During the three months ended September 30, 2023, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

Date: November 6, 2023

