Form 10-K
period 2023-12-31
Tecnoglass Inc.
filed 2024-02-29
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-35436

TECNOGLASS INC.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1271120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3550 NW 49th Street, Miami, Florida Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores Barranquilla, Colombia	33142
(Address of Principal Executive Offices)	(Zip Code)

+1 305 638 5151

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	TGLS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1,128,225,470 based on its last reported sales price of $51.66 on the NYSE.

As of February 29, 2024, there were 46,996,708 ordinary shares, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

TECNOGLASS INC.

FORM 10-K

FORWARD LOOKING STATEMENTS AND INTRODUCTION

All statements other than statements of historical fact included in this Annual Report on Form 10-K (this “Form 10-K”) including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in “Item 1A, Risk Factors” in this Form 10-K. Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Risk Factors Summary

Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described below in section titled “Item 1A, Risk Factors” in this Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

As more fully set forth below under the section titled “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

Risks Related to Our Business Operations

●	We operate in competitive markets, and our business could suffer if we are unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.
●	Failure to maintain the performance, reliability and quality standards required by our customers could have a materially negative impact on our financial condition and results of operation.
●	The volatility of the cost of raw materials used to produce our products could materially adversely affect our results of operations in the future.
●	We rely on third-party suppliers for raw materials and third-party transportation, each of which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our operations.
●	We may not realize the anticipated benefit through our joint venture with Saint-Gobain and the planned construction of a new plant as part of the joint venture may not be completed as planned.
●	Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance existing products and services through product development initiatives and technological advances; any failure to make such improvements could harm our future business and prospects.
●	The home building industry and the home repair and remodeling sector are regulated and any increased regulatory restrictions or changes in building codes could negatively affect our sales and results of operations.
●	Changes in building codes could lower the demand for our impact-resistant windows and doors.
●	Equipment failures, delays in deliveries and catastrophic loss at our manufacturing facility could lead to production curtailments or shutdowns that prevent us from producing our products.
●	Our reliance on a single facility subjects us to concentrated risks.
●	Customer concentration and related credit, commercial and legal risk may adversely impact our future earnings and cash flows.
●	If new construction levels and repair and remodeling markets decline, such market pressures could negatively affect our results of operations.
●	Our business involves complex manufacturing processes that may cause personal injury or property damage, subjecting us to liabilities, possible losses, and other disruptions of our operations in the future, which may not be covered by insurance.
●	The nature of our business exposes each of our subsidiaries to product liability and warranty claims that, if adversely determined, could negatively affect our financial condition and results of operations and the confidence of customers in our products.
●	We are subject to potential exposure to environmental liabilities and are subject to environmental regulation and any such liabilities or regulation may negatively affect our costs and results of operations in the future.
●	Weather can materially affect our business and we are subject to seasonality.
●	Our results of operations could be significantly affected by foreign currency fluctuations and currency regulations.
●	We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects in the future.
●	Certain of our officers and directors have been involved in litigation, investigations or other proceedings and may be so again in the future, the defense or prosecution of such matters could be time-consuming and could divert our management’s attention and may have an adverse effect on us.

●	We have entered into significant transactions with affiliates or other related parties, which may result in conflicts of interest.
●	The interests of our controlling shareholders could differ from the interests of our other shareholders.
●	We conduct all of our operations through our subsidiaries and will rely on payments from our subsidiaries to meet all of our obligations and may fail to meet our obligations if our subsidiaries are unable to make payments to us.
●	Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

Risks Related to Colombia and Other Countries Where We Operate

●	Our operations are located in Colombia, which may make it more difficult for U.S. investors to understand and predict how changing market and economic conditions will affect our financial results. It also may be difficult or impossible to enforce judgments of courts of the United States and other jurisdictions against our Colombian subsidiaries or any of their directors, officers and controlling persons.
●	Economic and political conditions in Colombia may have an adverse effect on our financial condition and results of operations.
●	The Colombian Government and the Central Bank exercise significant influence on the Colombian economy.
●	Factors such as Colombia’s growing public debt and fluctuating exchange rates could adversely affect the Colombian economy.
●	Economic instability in Colombia could negatively affect our ability to sell our products.
●	Government policies and actions and judicial decisions in Colombia could significantly affect our results of operations and financial condition in the future.
●	We are dependent on sales to customers outside Colombia and any failure to make these sales may adversely affect our operating results in the future.
●	We are subject to trade investigations conducted by U.S. authorities over Colombian products that may result in additional duties for our products.

Risks Related to Us and Our Securities

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business.
●	Anti-takeover provisions in our organizational documents and Cayman Islands law may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could depress the price of our ordinary shares and prevent attempts by our shareholders to replace or remove our current management.
●	We are a “controlled company,” controlled by Energy Holding Corp., whose interest in our business may be different from ours or yours.
●	We cannot assure you that we will continue to pay dividends on our ordinary shares, and our indebtedness, future investments or cashflow generation could limit our ability to continue to pay dividends on our ordinary shares.
●	If a United States person is treated as owning at least 10% of the value or voting power of our shares, such holder may be subject to adverse U.S. federal income tax consequences.

Risks Related to the COVID-19 Global Pandemic

●	We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Certain Frequently Used Terms

Unless the context otherwise requires:

●	references to the “Company”, “Tecnoglass”, the “group” and to “we”, “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;

●	references to “TG” are to Tecnoglass S.A.S;

●	references to “ES” are to C.I. Energía Solar S.A.S E.S. Windows;

●	references to “ESW” are to ES Windows LLC, our indirect wholly-owned subsidiary, based in Florida;

●	References to “VS” are to Ventanas Solar S.A.;

●	references to “Tecno LLC” are to Tecnoglass LLC;

●	references to “Tecno RE” are to Tecno RE LLC;

●	references to “ES Metals” are to ES Metals S.A.S.; and

●	references to “GM&P” are to GM&P Consulting and Glazing Contractors Inc.

TRADEMARKS

We have proprietary rights to certain of the trademarks, service marks, and trade names used in this Form 10-K. Our registered trademarks include El Poder de la Calidad, Energia Solar, Tecnoglass, Alutions, Eswindows, Tecnobend, Tecnoair, Tecnosmart, ECOMAX by ESWINDOWS, ESWINDOWS Interiors, ESW Windows and Walls, Solartec by Tecnoglass, Prestige by ESWINDOWS, Eli by ESWINDOWS, Alessia by ESWINDOWS, Elite Line by ESWindows, ULTRAVIEW by Tecnoglass, and MULTIMAX by ESWIDOWS. Solely for convenience, our trademarks, service marks, and trade names referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.

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

Overview

Tecnoglass is a leading vertically integrated manufacturer, supplier and installer of architectural glass, windows, and associated aluminum and vinyl products for the global commercial and residential construction markets. Tecnoglass earned the #1 spot on Forbe’s list of America’s 100 most successful small-cap companies for 2024, and was rated the third largest glass fabricator in 2023 by Glass Magazine. Headquartered in Barranquilla, Colombia, the Company operates out of a 5.6 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific. Tecnoglass supplies over 1,000 customers in North, Central and South America, with the United States accounting for 95% of revenues. Tecnoglass’s tailored, high-end products are found on some of the world’s most distinctive properties, including 100 Hood Park Drive (Boston), 601 West 29th St (New York). Norwegian Cruise Line Terminal B (Miami), Paramount Miami Worldcenter (Miami), Via 57 West (New York), One65 Main (Cambridge), AE’O Tower (Honolulu), Salesforce Tower (San Francisco), and One Thousand Museum (Miami).

Our Business

General

We are experienced and highly skilled in the vertical integration of architectural glass manufacturing, distribution, and professional fitting. Our expertise extends to the production of top-quality windows, as well as the supply of aluminum, vinyl, and other components. Our dedicated and knowledgeable team serves a diverse range of commercial and residential construction projects worldwide, guaranteeing outstanding products and seamless installation services. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the third largest glass fabricator serving the United States in 2023 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

With over 40 years of experience in architectural glass and aluminum assembly, we specialize in transforming various glass products. Our offerings include tempered safety glass, double thermo-acoustic glass, and laminated glass. Our wide range of finished glass products are utilized in diverse buildings for floating facades, curtain walls, windows, doors, handrails, as well as interior and bathroom spatial dividers. In addition to glass, we manufacture aluminum and vinyl products such as profiles, rods, bars, plates, and other hardware specifically designed for window manufacturing.

Our products are manufactured in a 5.6 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including 100 Hood Park Drive (Boston), 601 West 29th St (New York). Norwegian Cruise Line Terminal B (Miami), Paramount Miami Worldcenter (Miami), Via 57 West (New York), One65 Main (Cambridge), AE’O Tower (Honolulu), Salesforce Tower (San Francisco), and One Thousand Museum (Miami). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

The continued diversification of the group’s presence and product portfolio is a core component of our strategy. In particular, we are actively seeking to expand our presence in United States outside of Florida. Since 2017, we have been expanding our presence in U.S. residential markets which went from less than 5% of our sales to nearly 40.3% of our sales for the full year 2023. We believe that the quality of our products, coupled with our ability to price competitively given our structural advantages on cost, and our efficient lead times given our vertically integrated model, will allow us to generate further growth in the future.

We have focused on working with The Power of Quality, always making sure that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables (“ESG”), that help us make decisions and create value for our stakeholders. We purposefully implement initiatives aligned with our global sustainability strategy, which rests on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation, and empowering our environment. As part of this strategy, the Company has voluntarily adhered to UN Global Compact Principles since 2017. In 2021, in pursuit of our cooperation with the attainment of the Sustainable Development Goals (“SDGs”) created by the United Nations, we joined a program to dynamize, strengthen and make visible the reduction of greenhouse gas emissions set out by the Colombian government by 51% in 2030 and to reach carbon neutrality by 2050.

Competitive Strengths

Our success has been grounded in our ability to offer high quality products at competitive prices and with efficient lead times. We are able to competitively price our products, while still achieving strong margins, due to a number of unique cost advantages. In addition to our vertically integrated business model, we benefit from structural cost advantages in manufacturing and distribution due to our geographic location. Alongside these structural advantages, we are committed to quality, product innovation and customer service. We believe these competitive strengths create a significant barrier to entry, which is underpinned and sustained by the experience of our senior management team and the loyalty of our highly motivated employees.

Vertical Integration

We believe we are unique within the industry in vertically integrating the purchasing of raw materials and the manufacturing, distribution, and installation of our products. By vertically integrating each of these functions, we are able to eliminate inefficiencies throughout the supply chain and generate strong margins. These efficiencies are only enhanced as our business grows and we benefit from operating leverage and economies of scale.

On May 3, 2019, we consummated a joint venture agreement with Compagnie de Saint-Gobain S.A. (“Saint-Gobain”), a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S (“Vidirio Andino”), a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million was paid through the contribution of land on December 9, 2020. On October 28, 2020, we acquired said land from a related party in exchange for an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

The joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by us, operating cash flows from the Bogota plant, debt incurred at the joint venture level that will not be consolidated into our company and an additional contribution by us of up to approximately $12.5 million if needed (based on debt availability or other sources).

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

Cost of Production Advantages

We enjoy significant cost advantages because of our location in Colombia that we would not be able to realize if our production facility was located in the United States. We believe we are able to offer competitive prices, in part, as a result of our low labor and energy costs relative to those in the United States while maintaining efficient transportation costs into the markets we serve. Employees at our manufacturing facilities in Colombia earn above the local minimum wage, yet these wages are typically much less than the cost of a comparable employee located within the United States. In 2018, we completed a solar panel project with the capacity to generate approximately five megawatts of eco-friendly energy on-site at our manufacturing facilities. This investment has allowed us to reduce energy costs, while also having a positive tax effect due to our ability to deduct the investment from our taxable income in compliance with applicable Colombian tax regulations. To date, more than 20,000 solar panels have been installed on the roofs of Colombian manufacturing plants to generate reliable and clean energy. While enhancing production cost efficiencies, along with ESG initiatives, we entered into a long-term power purchase agreement in a new project that will cogenerate 9MW through two gas engines with a heat recovery system.

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

Commitment to Quality and Innovation

Our commitment to quality is evidenced by our significant investments in land, warehousing space, machinery and equipment. Since 2012, we have invested more than $500 million in the latest technologies to enhance the efficiency and accuracy of our production lines, and ultimately to improve the quality of the products that we deliver to our customers. We believe these significant investments position us to meet our growth objectives over the next several years. We operate state-of-the-art glass making equipment, glass laminating lines, aluminum presses, vinyl assembling lines, and high-volume insulating equipment which facilitate more precise manufacturing, enabling us to offer a broader selection of and higher quality products and remain agile in responding to customer demands, while generating less raw material waste.

We believe our investments in technology have positioned us well for continued growth in the years ahead given the flexibility afforded by our current installed capacity, improved profitability, and enhanced cash generation. Recent examples of our high return investments within the last two years include:

●	Automation of six window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;

●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Upgrading vacuum magnetron sputter coating machinery which will allow us to coat glass before tempering;

●	Automation of two centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;

●	Acquiring 1.5 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees; and
●	Establishing new vinyl window assembly lines with annualized capacity of approximately $300 million.

Our quality assurance department maintains rigorous oversight over the production process to ensure the consistent production of high-quality products. In addition, we adhere to quality standards that meet all guidelines and requirements for the Insulating Glass Certification Council (“IGCC”) and Safety Glazing Certification Council (“SGCC”) certification programs.

Finally, our commitment to quality also extends to our partnerships and alliances. Most notably, for certain products, we offer Kuraray Sentryglass®. These laminated glass interlayers are five times stronger than conventional laminating materials.

Superior Customer Service

In addition to manufacturing high quality products at competitive prices, our customer value proposition is supplemented by short lead-times, on-time delivery and after-sale support. Through the coordinated efforts of our sales teams, product specialists and field service teams, we deliver high quality service to our customers, from the initial order to the delivery and installation of our products, when applicable. We believe our ability to accompany our clients throughout every phase of their projects’ design, engineering, consulting, manufacturing and installation along with our ability to coordinate these efforts as a one-stop-shop is a key differentiator from our competition.

High Barriers to Entry

The ability of new competitors to enter the markets that we serve is limited due to the technical certifications required on high specification building projects, such as IGCC, IqNet Icontec 14001 and ISO9001. We attribute our success, in large part, to our ability to produce a broad range of sophisticated products, as well as our reputation for delivering high quality, made-to-order architectural glass and building enclosures on time. Our employees have extensive training, knowledge and experience at manufacturing high specification products. We believe the vertically-integrated nature of our operations means that there are high barriers to successfully entering our markets and competing with us on price, quality and agility. In addition, the equipment needed to operate in the glass and window industry is expensive, therefore requiring significant upfront capital investment.

Loyal and Highly Motivated Employees

Capitalizing on our various competitive advantages also requires a skilled and dedicated workforce. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held every week. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also contributed to workplace safety, with our Lost Time Injury Frequency Rate (LTIFR), which measures the number of lost-time injuries per million hours worked during the financial year, of 3.1% which is substantially lower than the average for manufacturing companies in Colombia which stood at approximately 7.9% for 2023.

We value our employees and invest in them and our local communities. For several decades, our Tecnoglass ES Windows Foundation has committed resources to create projects to assist and contribute to the region’s development. For many years, we have allocated resources from the foundation to initiate and support various regional development projects. In 2023, our scholarship program allowed over 551 students to pursue higher education at Colombian universities. We support local educational entities and organizations pursuing societal change and community enhancement. Our multiple programs also include collaboration with partners to promote sports and encourage healthy lifestyles among the youth. Our goal at the Tecnoglass ES Windows Foundation is to create positive and lasting impacts on our employees and the communities we serve. Through our home improvement program, we acknowledge the commitment and dedication of the Tecnoglass group employees by supporting them to enhance their homes or purchase their own, ensuring the well-being of their families. During 2023, we delivered more than 110 housing improvements.

These and other initiatives have allowed us to maintain a strong relationship with the communities and our employees. We continuously strive to make a difference for our people, contributing to building a better future for the region and our country.

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

Sales in Florida comprised 90% of United States revenue in the year ended December 31, 2023. In recent years, we have successfully grown our geographic presence in the United States outside of Florida, particularly into markets along the east coast, and as a result, nearly 23% of our U.S. backlog is for projects outside of Florida. Coastal markets are particularly attractive to us, as they can be directly accessed by ship, resulting in transportation costs from our manufacturing facilities that are similar to our transportation costs to Florida. These regions are also affected by hurricanes, significant temperature fluctuations and other extreme forms of weather that foster demand for our products. We are actively expanding our sales presence in these costal markets and have already successfully completed several projects in large U.S. markets such as New York, Boston, Washington D.C. and Baltimore as well as cities along the U.S. Gulf Coast, such as Houston.

We intend to continue growing the business organically outside of Florida. As we explore growth opportunities in new U.S. markets, we intend to leverage the strong reputation we have developed with national commercial construction contractors, architects, and designers for providing high quality products at the most competitive prices.

In late 2023, we entered into the vinyl window market, expanding our product portfolio to more than double our addressable market, and offering customers a wider selection of solutions to meet their project needs. We intend to capitalize on our existing distribution base for our aluminum products to obtain significant synergies given the significant number of dealers and distributors that already sell both aluminum and vinyl windows. Additionally, we expect to benefit from a wider product offering in markets where vinyl made frames and windows are more prevalent than aluminum ones.

Penetrate the U.S. Residential Market

In addition to increasing our penetration in the U.S., we continue to seek to further expand our offerings in the U.S. To this end, in April 2017, we launched “ES Windows: Elite Collection” and “ES Windows: Prestige Collection” to target the U.S. residential new and replacement sectors. We have received significant interest for the new products within these categories to date and positive reactions from our customers. Currently, residential sales represent a considerable portion of our total sales, and we believe we will continue growing into this end market in the U.S through share gains, new products and a commitment to execution. We had a significant demand in the U.S. residential market, representing 40.3% of our total sales for the year ended December 31, 2023, compared to less than 5% for the year ended December 31, 2017, and 42.8% for the year ended December 31, 2022. The U.S. private residential construction market exceeded $900 billion in spending during the twelve months ended December 31, 2023, according to the United States Census Bureau. Residential housing starts in the U.S. increased by 7.6% during December 2023 compared to December 2022, according to the U.S. Census Bureau. We believe that our core strengths that have facilitated our success to date, namely the quality of our products and the structural cost advantages that allows us to price our products competitively, will similarly contribute to our ongoing success and continued penetration into the U.S. residential end market in order to target several other geographies. In line with the geographic penetration strategy, we have started expanding our presence to other markets by opening product showrooms in other states. As of the date of this Annual Report, showrooms in New York City and Charleston, SC have been opened to service its respective regions. Additionally, showrooms in Houston, TX, and Bonita Springs, FL have been completed and are expected to be fully operational in early 2024.

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

We operate state-of-the-art architectural glass transformation equipment, glass laminating lines, aluminum presses, vinyl assembling lines, and high-volume insulating equipment, which facilitate more precise manufacturing and generate less raw material waste. We seek to leverage this platform of cutting-edge equipment to adapt our products to evolving demands in both current and new markets. We expect that our focus on innovation, which is founded upon our investments in technology, will position us well to take advantage of new opportunities.

We have carried out enhancements at our glass and aluminum facilities to increase production capacity and automate operations. We anticipate that these high return investments will continue generating efficiencies in the production processes. We improved efficiency in our glass production during 2022 and 2023 by further automating certain key manufacturing processes to increase capacity, while reducing material waste and overall lead times. In 2020, we completed the automation of our first two centralized aluminum warehouses for storing, sorting and delivering aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials which had a positive impact to our working capital through more effective inventory management. In 2022, we invested in additional automation and capacity expansion which was fully operational by the second half of 2023. In addition, during 2023, we made investments in our newly installed vinyl assembling lines to manufacture and distribute cutting-edge vinyl windows for new and existing customers starting in November 2023. We expect to continue funding these capital investments mainly with cash on hand.

Rigorous Adherence to Quality Standards

Maintaining the high-quality standards for which we have become known is essential to the execution of our strategy. All of our internal processes are continually and independently supervised by Tecnoglass’s Quality Assurance department. The Quality Assurance department maintains rigorous oversight of optimization indicators covering energy, water, recyclable waste and other facets of the production process. Constant monitoring of these indicators is integral to ensuring that we consistently produce high quality products. Approximately 5% of our production is randomly selected to verify compliance with a variety of quality standards, such as water leaks, functionality, manufacturing, and accessories, according to ASTM International (“ASTM”) and American Architectural Manufacturers Association (“AAMA”) rules.

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

Products

We manufacture and sell the following products:

●	Low-e Glass – low emissivity glass manufactured by depositing metal particles on the surface of the glass inside a vacuum chamber. This product offers excellent thermal insulation designed to improve energy efficiency of buildings.

●	Laminated/Thermo-Laminated Glass - produced by bonding two glass sheets with an intermediate film in-between. As a safety feature, this product fractures into small pieces if it breaks.

●	Thermo-Acoustic Glass - manufactured with two or more glass sheets separated by an aluminum or micro-perforated steel profile. This product has a double-seal system that ensures the unit’s tightness, buffering noise and improving thermal control. This product serves as an excellent noise barrier, which is used especially in zones close to airports, traffic or wherever there are unpleasant sounds.

●	Tempered Glass - glass subject to a tempering process through elevated temperatures resulting in greater superficial elasticity and resistance than conventional glass.

●	Silk-Screened Glass - special paint is applied to glass using automatic machinery and numerical control, which ensures paint homogeneity and an excellent finish.

●	Curved Glass - produced by bending a flat glass sheet over a mold, using an automated heat process, which maintains the glass’ physical properties.

●	Digital Print Glass - digital printing allows any kind of appearance required by the client, offering versatility to projects.

●	Aluminum products - sold through our Alutions brand, includes bars, plates, profiles, rods and tubes used primarily in the manufacture of architectural glass settings including windows, doors, spatial separators and similar products.

●	Curtain Wall / Floating facades - a non-structural window screen suspended outside a building and are available in many technical specifications for high performance required in high-rise buildings, resistant to strong winds and ensuring high quality standards.

●	Stick facade systems – glass and aluminum facade elements are fixed to the structure of the building and the glass and spandrel are inserted in the grid on site available in many combinations to define colors, thickness, glass types and finishes, and types of ventilation and design complements.

●	Windows and Doors - line of window and door products defined by the different types of glass finish, such as normal, impact resistant, hurricane-proof, safety, soundproof and thermal. Additionally, they are available in numerous structures made of aluminum and vinyl, including fixed body, sliding windows, casement windows, hung windows, sliding doors and swinging doors.

●	Interior dividers and Commercial display windows - commercial and interior display windows with a broad range of profiles, colors and crystal finishes, as well as bathroom stall dividers, office cubicle separators and closets. Products combine functionality, aesthetics and elegance and are available in a broad range of structures and materials.

●	Hurricane-proof windows - combine heavy-duty aluminum or vinyl frames with special laminated glass to provide protection from hurricane-force winds up to 180 mph and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects.

●	StormArmour – attachments for sliding doors that minimize water intrusion during severe weather events such as hurricanes, torrential rains, and winds.
●	Other – awnings, structures, automatic doors and other components of architectural systems.

Brands and Trademarks

Our main brands are Tecnoglass, ESWindows and Alutions. Our registered trademarks include El Poder de la Calidad, Energia Solar, Tecnoglass, Alutions, Eswindows, Tecnobend, Tecnoair, Tecnosmart, ECOMAX by ESWINDOWS, ESWINDOWS Interiors, ESW Windows and Walls, Solartec by Tecnoglass, Prestige by ESWINDOWS, Eli by ESWINDOWS, Alessia by ESWINDOWS, Elite Line by ESWindows, ULTRAVIEW by Tecnoglass, and MULTIMAX by ESWIDOWS. We rely on a combination of patent, trademark, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

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

We do not rely on significant traditional advertising expenditures to drive net sales. We have established and maintain credibility primarily through the strength of our products, our customer service and quality assurance, the speed at which we deliver finished products and the attractiveness of our pricing. Our advertising expenditures consist primarily of new showrooms opening, provisions for events, and maintaining our subsidiaries’ websites.

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

Working Capital Requirements and Debt Facilities

During the year ended December 31, 2023, we generated $138.8 million of cash from operating activities. We anticipate that working capital will continue to be a net benefit to cash flow in the near future, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Our debt is comprised primarily of a Senior Secured Credit Facility which consists of a term loan and a Committed line of Credit. The term loan had a balance of $172.5 million as of December 31, 2023 (with an additional $15 million paid down in January 2024), matures in late 2026 and bears interest at SOFR plus a spread of 1.5%. The committed line of credit of $150 million was fully unused as of December 31, 2023.

Customers

Our customers include architects, building owners, general contractors and glazing contractors in the commercial construction market. We currently have approximately 1,000 customers. Of our 100 largest customers, which represent over 80% of our sales during the twelve months ended December 31, 2023, approximately 98% are located in North America and 2% in Latin America. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2023 and 2022.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2023, two suppliers accounted for more than 10% of total raw material purchases, and in aggregate both account for 22.1% of total raw material purchases. During the year ended December 31, 2022, one supplier accounted for more than 10% of total raw material purchases.

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

The cost associated with product warranties was $1.9 million and $2.4 million during the years ended December 31, 2023 and 2022, respectively.

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

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

TG certifications include:

●	ISO 9001:2008 Certificate of Quality Assurance
●	ISO 14001:2004 Certificate of Environmental Management
●	ISO 45001:2008. Occupational Health and Safety management System
●	Exporter Authorized Economic Operator (AEO).
●	NTC 1578:2011: Product seal for safety glass used in construction, approved by ICONTEC.
●	NTC 2409:1994: Product seal for extruded aluminum alloy profiles, approved by ICONTEC.
●	ANSI Z97.1-2015, CPSC 16 CFR 1201, CAN/CGSB 12.1-2017: Laminated and tempered safety glass, approved by Safety Glazing Certification Council “SGCC”.
●	ASTM E2190: Insulating glass meeting all guidelines and requirements for IGCC® / IGMA® certification approved by the Insulating Glass Certification Council and the Insulating Glass Manufactures Alliance “IGCC”.
●	Vitro Certified International Manufacturer Trademark license granted by Vitro for pre-selected projects and to produce certain MSVD coated products at the Solartec plant.
●	Good handling of SentryGlas, Butacite and Trosifol products awarded by Kuraray for compliance with all requirements.
●	Member of ACOLVISE (Colombia Association of Safety Glass Transformers)
●	Member of Aluminium Extruder Xouncil (AEC)

ES certifications include:

●	ISO 9001:2008 Certificate of Quality Assurance
●	ISO 14001:2004 Certificate of Environmental Management
●	ISO 45001:2008. Occupational Health and Safety management System
●	Exporter and Importer Authorized Economic Operator (AEO)
●	CAP (Certified applicator program) PPG Industries certifies the highest level of coating application.
●	Complies with NFRC (National Fenestration Rating Council) Energy Efficient Products
●	Complies with NOA (Notice of Acceptance) Fenestration products for all areas of Florida, including hurricane zones.
●	Complies with FBC (Florida Building Code) Hurricane protection products
●	CAP (Certified applicator program) PPG Industries certifies the highest level of coating application
●	Member of the American Architectural Manufacturers Association (AAMA)

ESW certifications include:

Complies with minimum security criteria for U.S. Importer of Customs Trade Partnership Against Terrorism (CTPAT) Tier 3 Category.

Competitors

We have local and international competitors that also focus on glass and aluminum transformation, window ensemble and installation and designing in the commercial and residential construction markets. The market in the United States in which we compete is mainly comprised of manufacturers, distributors and installers of glass curtain walls, windows and doors for commercial and residential buildings. Based on our analysis of the IBIS World Report, we estimate that we capture between 1% and 2% of the U.S. consolidated market by revenue (manufacturing and services), which represents an attractive opportunity for further penetration. In Colombia, we believe we are the leading producer of high-end windows, with over 40 years of experience in the glass and aluminum structure assembly market. The industry has a few well-known players and is mostly fragmented and comprised of small competitors. We currently compete with companies such as Viracon (a subsidiary within the Apogee Enterprises Inc. Group), PGT, Cardinal Glass and Oldcastle Glass among others in the United States and companies such as Vitro, Vitelco and others in the Colombia and Latin America.

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

Research and Development

During the years ended December 31, 2023, 2022 and 2021, we spent approximately $0.9 million, $0.6 million, and $0.7 million, respectively, in research and development. The Company incurs costs related to the development of new products and pays for external tests that need to be performed on our products in order to comply with strict building codes.

Human Capital

As of December 31, 2023, we had a total of 8,531 employees, none of whom is represented by a union. As of December 31, 2022, we had a total of 8,770 employees. Most of our employees are hired through seven temporary staffing companies and are employed under one-year fixed-term employment contracts. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held on a weekly basis. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with a Lost Time Injury Frequency Rate of 3.1%, which is considerably lower than the average rate of approximately 7.9% for glass and metal manufacturing companies in Colombia for 2023. We have remained union-free since ES’s incorporation in 1983. The Company considers itself an equal opportunity employer and has constantly sought to seek the best talent irrespective of gender or ethnicity. While the jobs associated to the core manufacturing operations are predominantly filled by males, our sales and administrative staff is comprised of approximately 33% females and 67% males. From an ethnicity perspective, our labor force is diverse but predominantly Latino based on our geographic location.

Company History

We are an exempted company incorporated under the laws of the Cayman Islands. We were incorporated in 2013 in connection with a business combination between Tecnoglass subsidiaries TG and ES, and Andina Acquisition Corporation. TG and ES are corporations formed under the laws of Colombia and founded in 1994 and 1983, respectively, by José M. Daes, our Chief Executive Officer, and Christian T. Daes, our Chief Operating Officer.

Additional Information About the Company

We maintain websites for our subsidiaries, TG, ES Windows, GM&P and ES Metals, which can be found at https://www.tecnoglass.com/es/, https://eswindows.com, https://wwwgmpglazing.com, https://es-metals.com, respectively. The corporate filings of Tecnoglass Inc., including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on the Investor Relations page at investors.tecnoglass.com, which are uploaded as soon as reasonably practicable after we electronically file (or furnish in certain cases) such material with the Securities and Exchange Commission, and can also be found at the SEC’s website at http://sec.gov. We do not intend for information contained in any of our websites, including the Investor Relations pages, to be a part of this Form 10-K.

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

Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. It is possible in the future that our competitors or other suppliers may create products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. We have a fixed set of maximum price rates, and from those prices we negotiate with the supplier of the material depending on the project. We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2023, two suppliers accounted for more than 10% of total raw material purchases, and in aggregate both account for 22.1% of total raw material purchases. Failures of third-party suppliers to provide raw materials to us in the future could have an adverse impact on our operating results or our ability to manufacture our products.

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

We may not realize the anticipated benefit through our joint venture with Saint-Gobain as the construction of a new plant as part of the joint venture may not be completed as planned.

On May 3, 2019, we acquired an approximately 25.8% minority interest in Vidrio Andino’s float glass plant in the outskirts of Bogota, Colombia in connection with our joint venture agreement with Saint-Gobain. We believe this joint venture has solidified our vertical integration strategy by providing us with an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs. Although our glass supply ran smoothly during 2023, we may be unable to fully realize the planned synergies and fail to integrate some aspects of the facility’s production capacity into our manufacturing process, which may have a negative impact on our financial condition in the future. Additionally, the joint venture agreement includes plans to build a new plant in Galapa, Colombia that will be located approximately 20 miles from our primary manufacturing facility in which we will also have a 25.8% interest. The new plant will be funded with the original cash contribution made by the Company, operating cash flows from the Bogota plant, and debt incurred at the joint venture level that will not consolidate into the Company.

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

A portion of our historical growth has occurred through acquisitions, and we may enter into additional acquisitions in the future. We may at any time be engaged in discussions or negotiations with respect to possible acquisitions, including transactions that would be significant to us. We regularly make, and we expect to continue to make, acquisition proposals, and we may enter into letters of intent for acquisitions. We cannot predict the timing of any contemplated transactions. To successfully finance such acquisitions, we may need to raise additional equity capital and indebtedness, which could increase our leverage level. We cannot assure you that we will enter into definitive agreements with respect to any contemplated transactions or that transactions contemplated by any definitive agreements will be completed on time or at all. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that the businesses acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of acquired businesses will prove incorrect.

Acquisitions may require integration of acquired companies’ sales and marketing, distribution, purchasing, finance and administrative organizations, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to successfully integrate any business we may acquire or have acquired into our existing business, and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

●	We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, asbestos liabilities, environmental liabilities, pension liabilities and liabilities for employment practices and they could be significant.

●	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

●	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

●	We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We may not be able to realize the expected return on our growth and efficiency capital expenditure plan.

In recent years we have made significant capital expenditures which include:

●	Automation of six window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;

●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Upgrading vacuum magnetron sputter coating machinery which will allow us to coat glass before tempering;

●	Automation of two centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;

●	Acquiring 1.5 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees; and
●	Establishing new vinyl window assembly lines with annualized capacity of approximately $300 million

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

The above could result in cancellation or suspension of governmental registrations, authorizations and licenses issued by other authorities, any one of which may result in interruption or discontinuity of business, and could, consequently, materially and adversely affect our business, financial condition or results of operation.

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

Our reliance for a majority of our business on a single facility subjects us to concentrated risks.

We currently operate the vast majority of our business from a single production facility in Barranquilla, Colombia. Due to the lack of diversification in our assets and geographic location, an adverse development at or impacting our facility or in local or regional economic or political conditions could have a significantly greater impact on our results of operations and financial condition than if we maintained more diverse assets and locations. While we implement preventative and proactive maintenance at our facility, it is possible that we could experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures. In addition, because of our single facility and location, in certain cases we rely on limited or single suppliers for significant inputs, such as electricity. We are also reliant on the adequacy of the local skilled labor force to support our operations. Supply interruptions to or labor shortages or stoppages at our facility could be caused by any of the aforementioned factors, many of which are beyond our control, and would adversely affect our operations and we would not have any ability to offset this concentrated impact with activities at any alternative facilities or locations.

Customer concentration and related credit, commercial and legal risk may adversely impact our future earnings and cash flows.

Our ten largest third-party customers worldwide collectively accounted for 34% of our total sales revenue for the year ended December 31, 2023, though no single customer accounted for more than 10% of annual revenues. We also do not have any long-term requirements contracts pursuant to which we would be required to fulfill customer orders on an as-needed basis.

Although the customary terms of our arrangements with customers in Latin America and the Caribbean typically require a significant upfront payment ranging from between 30% and 50% of the cost of an order, if a large customer were to experience financial difficulty, or file for bankruptcy or similar protection, or if we were unable to collect amounts due from customers that are currently under bankruptcy or similar protection, it could adversely impact our results of operations, cash flows and asset valuations. Therefore, the risk we face in doing business with these customers may increase. Financial problems experienced by our customers could result in the impairment of our assets, a decrease in our operating cash flows and may also reduce or curtail our customers’ future use of our products and services, which may have an adverse effect on our revenues.

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

Recently, a coalition of U.S. producers of aluminum extrusions filed a petition with U.S. trade authorities requesting the imposition of anti-dumping duties against imports of aluminum extrusions from Colombia. As we are the main extruder of aluminum in Colombia, we volunteered as a mandatory respondent in the investigation and provided certain requested information. The investigation is not expected to be completed until late in the second half of 2024. As a result of this investigation, imports of our goods which are considered subject merchandise might be subject to anti-dumping duties. If that were the case, it might adversely impact our results of operations.

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

We are subject to risks relating to fluctuations in currency exchange rates that may affect our sales, cost of sales, operating margins and cash flows. During the year ended December 31, 2023, approximately 3% of our revenues and 24% of our expenses were in Colombian pesos. The remainder of our expenses and revenues were denominated, priced and realized in U.S. Dollars. In the future, and especially as we further expand our sales in other markets, our customers may increasingly make payments in non-U.S. currencies. In addition, currency devaluation can result in a loss to us if we hold monetary assets in that currency. Hedging foreign currencies can be difficult and costly, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

●	controls on capital flows; or

●	international investments and exchange regime.

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

Energy Holding Corporation exercises significant influence over us as a result of its majority shareholder position and voting rights. As of the date of this Form 10-K, Energy Holding Corporation beneficially owned approximately 52.4% of our outstanding ordinary shares. Energy Holding Corporation, in turn, is controlled by members of the Daes family, who together own 100% of the shares of Energy Holding Corporation. See “Principal Securityholders”. Accordingly, our controlling shareholders would have considerable influence regarding the outcome of any transaction that requires shareholder approval. In addition, if we are unable to obtain requisite approvals from Energy Holding Corporation, we may be prevented from executing critical elements of our business strategy.

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

As of December 31, 2023, we and our subsidiaries on a consolidated basis had $173.4 million principal amount of debt outstanding. Our indebtedness could have negative consequences to our financial health. For example, it could:

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

During 2023, Moody’s, S&P and Fitch, three of the main rating agencies worldwide, ratings for Colombia stood at “Baa2”, “BB+”, and “BB+” respectively, where Moody’s and Fitch had a Stable outlook and S&P reported a negative outlook. The ratings reflect their expectation of fiscal deficit recovery and stable net debt over total GDP, driven by moderate economic growth. Colombia’s real GDP increased 0.6% in 2023. Global inflationary pressures and lower interest rates during 2022, led Colombia to reach an annual inflation rate of 13.28% in May 2023. As a result, Colombian Central Bank (“Banco de la República”) raised its monetary policy rate from 12% as of December 31, 2022, to 13% as of December 31, 2023, leading annual inflation rate to close at 9.28% as of December 2023. In addition, minimum wage for 2024 was agreed to increase 12%.

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

Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. Since the start of the Covid-19 pandemic, increased government expenses and lower tax collection raised the fiscal deficit up to 7.8% of GDP in 2020. In 2021 and 2022, economic recovery along with higher tax collection, and lower expenses associated to COVID-19, decreased fiscal deficit to 7.5%, and 5.5% of GDP, respectively. Based on data as of October 2023, fiscal deficit is expected to close at 4.3% of GDP, due to higher tax collection, COP revaluation against USD, and lower costs of debt resulting from inflation indexed bonds, during the year.

In recent years, the Colombian currency had shown some short-term volatility vis-à-vis the U.S. Dollar. The Colombian Peso appreciated 20.5% in 2023, after a 20.7% depreciation during 2022, as a result of political instability since 2022 presidential elections. Any international conflicts or related events have the potential to create an exchange mismatch, given the vulnerability and dependence of the Colombian economy on external financing and its vulnerability to any disruption in its external capital flows and its trade balance.

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

The 2020 global economic crisis, resulting from the outbreak of the COVID-19 pandemic which negatively affected many economic sectors and countries around the world, had negative effects on the Colombian economy. Although the Covid-19 effects have been contained as of December 2023, new variants may emerge and have a negative effect on the Colombian economy in the future.

Even though exports from Colombia, principally petroleum and petroleum products, and gold, have grown in recent years, fluctuations in commodity prices pose a significant challenge to their contribution to the country’s balance of payments and fiscal revenues. Unemployment continues to be high in Colombia compared to other economies in Latin America. Furthermore, recent political and economic actions in the Latin American region, including actions taken by the Venezuelan government, may negatively affect international investor perception of the region. We cannot assure you that growth achieved over the past decade by the Colombian economy will continue in future periods. The long-term effects of the global economic and financial crisis on the international financial system remain uncertain. In addition, the effect on consumer confidence of any actual or perceived deterioration of household incomes in the Colombian economy may have a material adverse effect on our results of operations and financial condition.

We are dependent on sales to customers outside Colombia and any failure to make these sales may adversely affect our operating results in the future.

In the year ended December 31, 2023, 97% of our sales were to customers outside Colombia, including to the United States and Panama, and we expect sales into the United States and other foreign markets to continue to represent a significant portion of our net sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. An increase in tariffs on products shipped to countries like the United States, or changes in the relative values of currencies occur from time to time and could affect our operating results. This risk and the other risks inherent in foreign sales and operations could adversely affect our operating results in the future.

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

Our operations are located in Colombia and may be, to varying degrees, affected by economic and market conditions in other countries. Trade barriers being erected by major economies may limit our ability to sell products in other markets and execute our growth strategies. Economic conditions in Colombia are correlated with economic conditions in the United States. As a result, any downturn in economic activity could have a negative impact on our business in the United States, which as of December 31, 2023, accounted for 95% of our net operating revenues.

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

The results of the upcoming 2024 presidential elections in the United States could have a major impact on bilateral relations, economic cooperation, and regional security between Colombia and U.S. Increased U.S pressure on Colombia to align with its geopolitical interests may result in a reduction of U.S commercial trade and direct investment in Colombia.

Recent armed conflicts around the globe, including sanctions and tensions between United States, NATO allies and several eastern countries, may adversely affect the results of our operations.

The Russian invasion of Ukraine starting in February 2022 has escalated global tensions between the United States and NATO countries against Russia. Colombia has also condemned Russia’s invasion of Ukraine. Multiple economic sanctions against Russia are being imposed by many countries worldwide which has impacted the global economy as many commercial, industrial and financial businesses are closing operations in Russia. Trade restrictions imposed on Russia have led to increasing prices of oil, fluctuation in commodities markets and destabilizing many foreign currencies exchange rates.

In addition, recent military tensions between the United States alongside certain allies, and Yemen’s Houthi group, has negatively impacted global commercial trade, as many ships are not being able to navigate through the Suez Canal.

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

Colombia has experienced and continues to experience internal security issues, primarily due to the activities of guerrilla groups, such as dissidents from the former Revolutionary Armed Forces of Colombia (Fuerzas Armadas Revolucionarias de Colombia, or “FARC”) and the National Liberation Army (Ejercito de Liberación Nacional, or “ELN,”) paramilitary groups and drug cartels. In remote regions of the country with minimal governmental presence, these groups have exerted influence over the local population and funded their activities by protecting, and rendering services to, drug traffickers. Even though the Colombian government’s policies have reduced guerilla presence and criminal activity, particularly in the form of terrorist attacks, homicides, kidnappings and extortion, such activity persists in Colombia, and possible escalation of such activity and the effects associated with them have had and may have in the future a negative effect on the Colombian economy and on us, including on our customers, employees, results of operations and financial condition. The Colombian government commenced peace talks with the FARC in August 2012, and peace negotiations with the ELN began in November 2016. The Colombian government and the FARC signed a peace deal on September 26, 2016, which was amended after voters rejected it in the referendum held on October 2, 2016. The new agreement was signed on November 24, 2016, and was ratified by the Colombian Congress on November 30, 2016, and is being implemented. Pursuant to the peace agreements negotiated between the FARC and the Colombian government in 2016, the FARC occupies five seats in the Colombian Senate and five seats in the Colombian House of Representatives. The new deal clarifies protection to private property, is expected to increase the government’s presence in rural areas and bans former rebels from running for office in certain newly created congressional districts in post-conflict zones. As a result, during the transition process, Colombia may experience an increase in internal security issues, drug-related crime and guerilla and paramilitary activities, which may have a negative impact on the Colombian economy. Our business or financial condition could be adversely affected by rapidly changing economic or social conditions, including the Colombian government’s response to implementation of the agreement with FARC and ongoing peace negotiations, if any, which may result in legislation that increases the tax burden of Colombian companies.

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

Diplomatic relations with Venezuela and neighboring countries have from time to time been tense and have been affected by events surrounding the Colombian armed forces, particularly on Colombia’s borders with Venezuela. Political tensions in Venezuela rose in January 2019 as several countries, including Colombia, did not recognize the legitimacy of Nicolás Maduro as Venezuelan head of state. However, as of December 31, 2023, Colombia’s new government is aiming to reestablish political and commercial relations with Venezuela. Moreover, in November 2012, the International Court of Justice placed a sizeable area of the Caribbean Sea within Nicaragua’s exclusive economic zone. To this date, Colombia continues to deem this area as part of its own exclusive economic zone. Any future deterioration in relations with Venezuela and Nicaragua may result in the closing of borders, risk of financial condition.

The territorial dispute between Venezuela and Guyana, starting on November 1, 2023 when Venezuela unilaterally declared the Esequibo region of Guyana as a part of Venezuela, may affect Colombia’s political and commercial relations with Venezuela, as many commercial allies including United States, Brazil, and the United Kingdom, support Guyana. The potential escalation of the conflict could have significant impact on Colombia, which could in turn disrupt trade and investment in the region. This could have an adverse impact on our results of operations.

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

Our operations are exposed to natural disasters in Colombia, such as earthquakes, volcanic eruptions, tornadoes, tropical storms and hurricanes. High temperatures and decrease in rainfall in Colombia, attributable in part to the El Niño weather pattern, have resulted in severe droughts, affecting especially prices in Colombia, as hydropower accounts for 70% of total country’s energy. El Niño is a recurring weather phenomenon, and it may contribute to higher temperatures, droughts, wildfires, or other natural disasters on an equal or greater scale in the future. In the event of a natural disaster, our disaster recovery plans may prove to be ineffective, which could have a material adverse effect on its ability to conduct our businesses. In addition, if a significant number of our employees and senior managers were unavailable because of a natural disaster, our ability to conduct our businesses could be compromised. Natural disasters or similar events could also result in substantial volatility in our results of operations for any fiscal quarter or year.

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

We have been advised that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any State; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the securities laws of the United States or any State, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere. There is recent Privy Council authority (which is binding on the Cayman Islands Court) in the context of a reorganization plan approved by the New York Bankruptcy Court which suggests that due to the universal nature of bankruptcy/insolvency proceedings, foreign money judgments obtained in foreign bankruptcy/insolvency proceedings may be enforced without applying the principles outlined above. However, a more recent English Supreme Court authority (which is highly persuasive but not binding on the Cayman Islands Court), has expressly rejected that approach in the context of a default judgment obtained in an adversary proceeding brought in the New York Bankruptcy Court by the receivers of the bankruptcy debtor against a third party, and which would not have been enforceable upon the application of the traditional common law principles summarized above and held that foreign money judgments obtained in bankruptcy/insolvency proceedings should be enforced by applying the principles set out above, and not by the simple exercise of the Courts’ discretion. Those cases have now been considered by the Cayman Islands Court. The Cayman Islands Court was not asked to consider the specific question of whether a judgment of a bankruptcy court in an adversary proceeding would be enforceable in the Cayman Islands, but it did endorse the need for active assistance of overseas bankruptcy proceedings. We understand that the Cayman Islands Court’s decision in that case has been appealed and it remains the case that the law regarding the enforcement of bankruptcy/insolvency related judgments is still in a state of uncertainty.

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

Our memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. Our board of directors is divided into three classes with staggered, three-year terms. Our board of directors has the ability to designate the terms of and issue preferred shares without shareholder approval. We are also subject to certain provisions under Cayman Islands law that could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our ordinary shares.

We are a “controlled company,” controlled by Energy Holding Corporation, whose interest in our business may be different from ours or yours.

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

Prior to August 2016, we had not paid any cash dividends on our ordinary shares. Since such time, we have paid regular quarterly dividends. However, the payment of dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition and limitations imposed by our outstanding indebtedness.

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

As of the date of this Form 10-K, we have transitioned all our employee population back to physical presence at the workplace, in compliance with Colombian government recommendations for prevention and control of COVID-19. This transition allowed us to adequately maintain operations in our financial information systems and meant no significant changes to our internal controls over financial reporting, enabled by our continuity plan adequate implementation which did not present any material incidents, challenges, expenditures or constraints. This transition brings back a known work environment, mitigating certain risks including the demand for information technology resources, risk of phishing and other cybersecurity attacks, and risks of unauthorized dissemination of personal data or proprietary or confidential information about us, our members or related third parties.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

We employ procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. Our information security framework is based on the NIST Cybersecurity Framework, which along with continuous vigilance through ongoing vulnerability analyses, internal/external testing, alerts and reviews of cybersecurity events, our comprehensive strategic risk assessment which is achieved with collaboration of multidisciplinary teams, and our vendor management which includes a robust contracting process and engages third parties for cybersecurity support, ensure a resilient operation.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We currently have engaged an external assessor and may in the future determine to engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our processes.

The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our management team on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

Our cybersecurity team is deeply integrated into our risk management process, led by the Director of Information and Technology and our Cybersecurity Coordinator, who periodically review and update our incident response plan, and collaborate with subject matter specialists to ensure a comprehensive approach identifying and managing material cybersecurity threats. An established Information security committee contributes to a vigilant cybersecurity stance.

To date, we have not experienced any attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. Any significant disruption to our service or access to our systems in the future could adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See “Risk Factors - We may be adversely affected by any disruption in our information technology systems. Our operations are dependent upon our information technology systems, which encompass all of our major business functions.”

Item 2.	Properties.

We own and operate a total of 5.6 million square feet of manufacturing facilities. Our main 5.4 million square foot manufacturing complex, located in Barranquilla, Colombia, houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has nine lamination machines with independent assembly rooms, eleven specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as a coater to produce low emissivity glass with high thermal insulation specifications using soft coat technology. The Alutions plant has an effective installed capacity of 4,100 tons per month and can create a variety of shapes and forms for windows, doors, and related products. We also own eight natural gas power generation plants, six with an aggregate capacity of 10 megawatts, and two with 4.5 megawatts capacity each, which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators. We also own and operate a 123,399 square foot manufacturing and warehousing facility in a 215,908 square foot lot in Miami-Dade County, Florida, United States. The facility houses manufacturing and assembly equipment, warehouse space, and administrative and sales offices.

We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3.	Legal Proceedings.

From time to time, we are involved in legal matters arising in the regular course of business. Some disputes are derived directly from our construction projects, related to supply and installation, and even though deemed ordinary; they may involve significant monetary damages. We are also subject to other types of litigation arising from employment practices, worker’s compensation, automobile claims and general liability. It is very difficult to predict precisely what the outcome of this litigation might be. However, with the information at our disposition as this time, there are no indications that such claims will result in a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares are listed on the New York Stock Exchange under the symbol “TGLS”.

Holders

As of December 31, 2023, there were 284 holders of record of our ordinary shares. We believe our ordinary shares are held by more than 3,000 beneficial owners.

Dividends

Prior to August 2016, we had not paid any cash dividends on our ordinary shares. Since such time, we have paid regular quarterly dividends. We expect to pay quarterly dividends in the future. However, the payment of any future dividends will be solely at the discretion of our Board of Directors and there can be no assurance that we will continue to pay dividends in the future. The payment of dividends in the future, if any, will also be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition and limitations imposed by our outstanding indebtedness.

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

Recent Sales of Unregistered Securities

In connection with our Saint-Gobain joint venture, on October 28, 2020, we paid $10.9 million for a lot of land through the issuance of an aggregate of 1,557,142 ordinary shares of the Company to affiliates of the Chief Executive Officer and Chief Operating Officer’s family, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price on October 27, 2020. The land was later contributed in December as payment for our 25.8% interest in Vidrio Andino. The ordinary shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued in a transaction by an issuer not involving any public offering.

Information about our equity compensation plans

Information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock performance graph

The following graph compares the cumulative total shareholder return for Tecnoglass, Inc. Ordinary Shares on a $100 investment for the last five fiscal years with the cumulative total return on a $100 investment in the SPDR S&P Homebuilders ETF Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index, the Standard & Poor’s Small Cap 600 Growth Index, which is an index of companies with similar market capitalization and the NYSE Composite Index, a broad market index. The graph assumes an investment at the close of trading on December 29, 2023, and assumes the shareholder opted for share dividends during all periods.

Repurchases

Share repurchase activity during the months within the fourth quarter of the fiscal year ended December 31, 2023 was as follows:

Periods	Total Number of Shares Purchased	Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2, 2023
Open market and privately negotiated purchases	67,850	$32.9	67,850
October 3, 2023
Open market and privately negotiated purchases	87,287	$32.4	87,287
October 4, 2023
Open market and privately negotiated purchases	34,411	$32.3	34,411
October 24, 2023
Open market and privately negotiated purchases	80,000	$32.3	80,000
October 25, 2023
Open market and privately negotiated purchases	15,666	$32.4	15,666
October 26, 2023
Open market and privately negotiated purchases	17,896	$32.5	17,896
October 27, 2023
Open market and privately negotiated purchases	43,748	$32.5	43,748
November 9, 2023
Open market and privately negotiated purchases	60,373	$32.3	60,373
November 10, 2023
Open market and privately negotiated purchases	1,898	$32.5	1,898
November 13, 2023
Open market and privately negotiated purchases	2,838	$33.0	2,838
November 16, 2023
Open market and privately negotiated purchases	37,216	$34.4	37,216
December 15, 2023
Open market and privately negotiated purchases	100	$35.8	-

Total	678,065	$34.7	676,515	$26,527,637

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 6.	[RESERVED].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are experienced and highly skilled in the vertical integration of architectural glass manufacturing, distribution, and professional fitting. Our expertise extends to the production of top-quality windows, as well as the supply of aluminum, vinyl, and other components. Our dedicated and knowledgeable team serves a diverse range of commercial and residential construction projects worldwide, guaranteeing outstanding products and seamless installation services. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have earned #1 spot in the Forbe’s list of America’s 100 most successful small-cap companies for 2024, and developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked as the third largest glass fabricator serving the United States in 2023 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

With over 40 years of experience in architectural glass and aluminum assembly, we specialize in transforming various glass products. Our offerings include tempered safety glass, double thermo-acoustic glass, and laminated glass. Our wide range of finished glass products are utilized in diverse buildings for floating facades, curtain walls, windows, doors, handrails, as well as interior and bathroom spatial dividers. In addition to glass, we manufacture aluminum and vinyl products such as profiles, rods, bars, plates, and other hardware specifically designed for window manufacturing.

Our products are manufactured in a 5.6 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including 100 Hood Park Drive (Boston), 601 West 29th St (New York). Norwegian Cruise Line Terminal B (Miami), Paramount Miami Worldcenter (Miami), Via 57 West (New York), One65 Main (Cambridge), AE’O Tower (Honolulu), Salesforce Tower (San Francisco), and One Thousand Museum (Miami). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

On May 3, 2019, we consummated the joint venture agreement with Saint-Gobain, acquiring a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain, solidifying our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs. Additionally, in April 2019, we acquired a 70% equity interest in ESMetals, which has been consolidated in our financial statements since. In November 2023, we acquired the remaining 30% equity interest in ESMetals. ESMetals is a Colombian entity that serves as a metalwork contractor to supply us with steel accessories used in the assembly of certain architectural systems as part of our vertical integration strategy.

The continued diversification of the group’s presence and product portfolio is a core component of our strategy. In particular, we are actively seeking to expand our presence in United States outside of Florida. We also launched a residential window offering which, we believe, will help us expand our presence in the United States and generate additional organic growth. We believe that the quality of our products, coupled with our ability to price competitively given our structural advantages on cost, will allow us to generate further growth in the future.

We have focused on working with The Power of Quality, always making sure that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables, that help us make decisions and create value for our stakeholders. We carry out a series of initiatives based on our global sustainability strategy, which is supported on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation, and empowering our environment. As part of this strategy we have voluntarily adhered to UN Global Compact Principles since 2017 and in pursuit of our cooperation with the attainment of the SDGs joined in 2021 a program to dynamize, strengthen and make visible the management of greenhouse gas emissions as a carbon neutral strategy set out by the Colombian government for 2050.

How We Generate Revenue

We are a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 5.6 million square foot vertically integrated, state-of-the-art manufacturing complex that provides easy access to North, Central and South America, the Caribbean, and the Pacific.

Our glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, and digital print glass as well as mill finished, anodized, painted aluminum and vinyl profiles, and produces rods, tubes, bars and plates. Window production lines are defined depending on the different types of windows: normal, impact resistant, hurricane-proof, safety, soundproof and thermal. We produce fixed body, sliding windows, projecting windows, guillotine windows, sliding doors and swinging doors. ES produces facade products which include: floating facades, automatic doors, bathroom dividers and commercial display windows. In late 2023, we entered into the vinyl window market, expanding our product portfolio to more than double our addressable market, and offering customers a wider selection of solutions to meet their project needs. We intend to capitalize on our existing distribution base for our aluminum products to obtain significant synergies given the number of dealers and distributors that already sell both aluminum and vinyl windows.

We sell to over 1,000 customers using several sales teams based out of Colombia and the United States to specifically target regional markets in South, Central and North America. The United States accounted for 95%, and 96% of our combined revenues in 2023 and 2022, respectively, while Colombia accounted for approximately 3% and 2%, and other Latin-American destinations accounted for approximately 2% during both years.

We sell our products through our main offices/sales teams based out of Florida and different regions in the US, which is our largest sales group and has strong relationships with glazing contractors, general contractors, real estate developers and specialty window dealers in the region. In late 2022, we launched two new showrooms, one in New York City and one in Charleston, SC, to serve primarily single-family residential markets in their regions. New showrooms have been completed in Houston, TX, and Bonita Springs, FL, and are expected to be fully operational early in 2024. We also have sales forces located in Colombia and Panama with long-standing business relationships in the region to serve Latin American markets. We have two types of sales operations: contract sales, which are the high-dollar, customer tailored projects, and standard form sales, which reflect lower-value orders that are of short duration.

We expect to benefit from growth in our largest markets in the United States by gaining market share, broadening our geographic footprint. Favorable demographics in states such as South Carolina, Florida, Texas, and North Carolina, where we have a strong presence, contribute to continued growth. Despite the overall decline of housing permits in U.S. south region, down 9% year over year, from a very strong 2022; permits in key cities in Florida, where we maintain a strong presence, increased by 3%. Additionally, according to Key Media Research (“KMR”) data, U.S. nonresidential building construction put in place is expected to continue expanding through 2024, at an annualized rate of 4.6% to $800 billion, and projected to remain at similar levels through 2026. Residential construction put in place in the U.S. is expected to increase 1.3% during 2024, after a 5.6% decrease presented in 2023. Borrowing costs are expected to decrease during 2024, as interest rates start to stabilize and probably decline. In late October 2023, 30 year-fixed mortgage rates reached a 23 year high of 7.8% and decreased to 6.7% as of February 2024. These stable to positive macro trends in our core markets and geographies combined with a lean cost structure, leave us well positioned maintain industry leading margins and further diversify our presence into the U.S.

Liquidity

As of December 31, 2023 and 2022, we had cash and cash equivalents of approximately $129.5 million and $103.7 million, respectively. During the year ended December 31, 2023, the main source of cash was operating activities, which generated $138.8 million.

As of December 31, 2023, our liquidity position was comprised of $170 million available under committed lines of credit, in addition to a cash balance of $129.5 million. We anticipate that working capital will continue to be a net benefit to cash flow in the near future, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the years ended December 31, 2023, and 2022, we made investments primarily in building and construction, and machinery and equipment in the amounts of $87.3 million, and $83.1 million, respectively. We believe our investments in technology within recent years have positioned us well for continued growth given the flexibility afforded by our current installed capacity, improved profitability and enhanced cash generation in the years ahead. Recent examples of our high return investments within the last two years include:

●	Automation of six window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;
●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;
●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;
●	Upgrading vacuum magnetron sputter coating machinery which will allow to coat glass before tempering;
●	Automation of two centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;
●	Acquiring 1.5 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees; and
●	Establishing new vinyl window assembly lines with annualized capacity of approximately $300 million.

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million paid through the contribution of land on December 9, 2020. On October 28, 2020, we acquired said land from a related party in exchange for an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

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

Results of Operations (Amounts in thousands)

	Twelve months ended December 31,
	2023	2022	2021
Operating revenues	$833,265	$716,570	$496,785
Cost of sales	442,331	367,071	294,201
Gross profit	390,934	349,499	202,584
Operating expenses	(131,172)	(123,084)	(85,599)
Operating income	259,762	226,415	116,985
Non-operating income and expenses, net	5,131	4,218	608
Foreign currency transactions gains / (losses)	686	2,013	(4,308)
Interest expense and deferred cost of financing	(9,178)	(8,156)	(9,850)
Debt extinguishment	-	-	(10,699)
Income tax provision	(77,904)	(74,758)	(28,485)
Equity method income	5,013	6,680	4,177
Net income	183,510	156,412	68,428
Income attributable to non-controlling interest	(628)	(669)	(277)
Income attributable to parent	$182,882	$155,743	$68,151

Comparison of years ended December 31, 2023 and December 31, 2022

Our operating revenue increased $116.7 million, or 16.3%, from $716.6 million in the year ended December 31, 2022 to $833.3 million in the year ended December 31, 2023. Strong sales during 2023 were driven by U.S. commercial and single-family residential market activity. U.S. sales increased $106.7 million, or 15.5%, from $688.4 million in 2022 to $795.1 million in 2023. U.S. Commercial market sales increased $77.7 million, or 20.3%, from $382.0 million in 2022 to $459.7 million in 2023 as we continue to execute on our growing backlog. U.S. single family residential market sales increased $29.0 million, or 9.5%, from $306.4 million in 2022 to $335.4 million in 2023 and accounted for 40.3% of total sales in the year ended December 31, 2023. Sales to Latin-American markets increased $10.0 million, or 35.6%, from $28.2 million in 2022 to $38.2 million in 2023.

Gross profit increased $41.5 million, or 11.9%, to $391.0 million during the year ended December 31, 2023, compared with $349.5 million during the year ended December 31, 2022. This resulted in gross profit margin reaching 46.9% during the year ended December 31, 2023, down from 48.8% during the year ended December 31, 2022. The 190-basis point decrease in gross margin can be mainly attributable to our revenue mix which included more installation and stand-alone product sales during the current period. Installation and stand-alone product revenues were up 21.4% and 9.5% respectively year over year, weighting down overall gross margin. Additionally, unfavorable currency exchange dynamics impacted our costs denominated in the Colombian Peso against our predominantly US Dollar revenue stream.

Operating expenses increased $8.1 million, or 6.6%, from $123.1 million for the year ended December 31, 2022, to $131.2 million for the year ended December 31, 2023. Administrative and selling Personnel expense increased 27%, from $28.1 million in 2022 to $35.7 in 2023, related to a larger operation and ongoing geographical expansion. Additionally, provision for accounts receivable increased $2.2 million, from $0.6 million in 2022 to $2.8 million in 2023. However, as a result of our continued effort to enhance our lean administrative structure and tight cost controls, our operating expenses as a percentage of sales improved from 17.2% in 2022 to 15.7% in 2023.

During the years ended December 31, 2023 and 2022, the Company recorded a net non-operating income of $5.1 million and $4.2 million, respectively. Non-operating income is comprised primarily of interest income from short term investments and deposits, rental properties and gains on sale of scrap materials and charges to customers on credit card payments, as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Interest expense and deferred cost of financing increased $1.0 million, or 12.5%, to $9.2 million during the year ended December 31, 2023, from $8.2 million during the year ended December 31, 2022, reflecting an increase in floating interest rates while our debt balance remained stable.

During the year ended December 31, 2023, the Company recorded a non-operating gain of $0.7 million associated with foreign currency transactions. Comparatively, the Company recorded a net gain of $2.0 million during the year ended December 31, 2022, within the statement of operations as the Colombian peso appreciated 20.5% during the period.

During the years ended December 31, 2023 and 2022, the Company recorded an income tax provision of $77.9 million and $74.8 million, respectively, reflecting an effective income tax rate of 30.4% and 33.3%, respectively.

As a result of the foregoing, the Company recorded net income for the year ended December 31, 2023 of $183.5 million compared to $156.4 million in the year ended December 31, 2022.

Comparison of years ended December 31, 2022 and December 31, 2021

Our operating revenue increased $219.8 million, or 44.2%, from $496.8 million in the year ended December 31, 2021 to $716.6 million in the year ended December 31, 2022.

Strong sales during 2022 were driven by U.S. single family residential and commercial market activity. U.S. sales increased $232.0 million, or 50.8%, from $456.3 million in 2021 to $688.4 million in 2022. U.S. single family residential market sales increased $129.1 million, or 72.8%, from $177.4 million in 2021 to $306.4 million in 2022 and accounted for 42.8% of total sales in the year ended December 31, 2022. U.S. commercial market sales increased $102.9 million, or 36.9%, from $279.0 million in 2021 to $382.0 million in 2022 as we continued to execute on our growing backlog. Sales to Latin-American markets decreased $12.2 million, or 30.3%, from $40.5 million in 2021 to $28.2 million in 2022 as we focused our efforts on more attractive U.S. markets.

Gross profit increased $146.9 million, or 72.5%, to $349.5 million during the year ended December 31, 2022, compared with $202.6 million during the year ended December 31, 2021. This resulted in gross profit margin reaching 48.8% during the year ended December 31, 2022, up from 40.8% during the year ended December 31, 2021. The 800-basis point improvement in gross margin was mainly attributable to operating leverage on higher sales, favorable product pricing dynamics, ongoing efficiency efforts, and favorable foreign exchange rates resulting from a depreciation of the Colombian peso.

Operating expenses increased $37.5 million, or 43.8%, from $85.6 million for the year ended December 31, 2021 to $123.1 million for the year ended December 31, 2022. The increase was driven by $16.2 million, or 70.4%, increase in shipping expense resulting from sales increasing 44.2% along with some increases in shipping rates and a higher mix of sales going into the more atomized US residential market, a $3.4 million in non-recurring professional fees, and by a $4.6 million one-time settlement payment associated with a dispute related to a project.

During the years ended December 31, 2022 and 2021, the Company recorded net non-operating income of $4.2 million and $0.6 million, respectively. Non-operating income was comprised primarily of income from rental properties and gains on sale of scrap materials and charges to customers on credit card payments, as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

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

During the years ended December 31, 2022 and 2021, the Company recorded an income tax provision of $74.8 million and $28.5 million, respectively, reflecting an effective income tax rate of 33.3% and 30.7%, respectively. The effective income tax rates for both years approximate the statutory rate of 33.8% and 29.6% for the fiscal years 2022 and 2021, respectively.

As a result of the foregoing, the Company recorded a net income for the year ended December 31, 2022 of $156.4 million compared to $68.4 million in the year ended December 31, 2021.

Cash Flow from Operations, Investing and Financing Activities

During the year ended December 31, 2023 and 2022, operating activities generated approximately $138.8 million and $141.9 million, respectively. The positive cashflow from operations during the year ended December 31, 2023, has been related to our industry leading profitability, and enhanced working capital efforts.

The main source of operating cash during the year ended December 31, 2023, were contract assets and liabilities, which generated $13.9 million, resulting from a combination of a decrease in retainage as several jobs in the US were finalized, a reduction of unbilled receivables tied to our advance on projects currently in execution, and increased advances received from customers. Comparatively, contract assets and liabilities generated $16.2 million during the year ended December 31, 2022. The largest use of cash in operating activities were other assets, comprised primarily of prepaid taxes, which used $27.5 million during the year ended December 31, 2023, related to the aggregate of $107.2 million related to income taxes paid during the period, most of which was paid by the Colombian subsidiaries during the second quarter of 2023. Comparatively, other assets used $0.5 million during the year ended December 31, 2022, related to the return of prepaid value added taxes of Colombian subsidiaries offsetting income tax payments during 2022. Cash provided by operating activities during the year ended December 31, 2023, was negatively impacted by $25.8 million non-cash unrealized foreign currency transaction losses compared to a net gain of $15.4 million, during the year ended December 2022, as a result of a 20.5% appreciation of the Colombian Peso against the US Dollar, during 2023.

We used $76.0 million and $72.6 million in investing activities during the year ended December 31, 2023 and 2022, respectively. The main use of cash in investing activities during 2023, was related to the automation of our architectural system assembly processes and incremental land purchases as further described above in the Capital Resources section. During the year ended December 31, 2023, we paid $78.0 million to acquire property, plant and equipment, which in combination with $9.3 million acquired under credit, amount to total capital expenditures of $87.3 million. During 2022, we used $71.3 million for the acquisition or property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $83.2 million. We also received dividends from our investment in Vidrio Andino for $2.3 million during 2023.

Financing activities used $42.8 million and $44.8 million during the years ended December 31, 2023 and 2022, respectively. We paid $16.4 million and $12.9 million of dividends to holders of our ordinary shares during the years ended December 2023 and 2022, respectively. During the year ended December 31, 2023, we used $23.5 million to repurchase shares under the $50 million buyback program authorized by our Board of Directors. Additionally, the Company paid $3.0 million to buy out the non-controlling interest in ESMetals.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2023 or 2022.

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

Inventories

Inventories of raw materials, which consist primarily of purchased and processed glass, aluminum, vinyl, parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or net realizable value. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet installed (work in process) are valued using the specific identification method. Cost for finished product inventory are recorded and maintained at the lower of cost or market. Cost includes raw materials and direct and applicable indirect manufacturing overheads. Also, inventories related to contracts in progress are included within work in process and finished goods and are stated at using the specific identification method and lower of cost or market, respectively, and are expected to turn over in less than one year.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 24% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the U.S. Dollar would result in our annual revenues increasing by $1.3 million and our costs and expenses increasing by approximately $8.1 million, resulting in a $6.8 million decrease to net earnings based on results for the twelve months ended December 31, 2023.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in U.S. Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in U.S. Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. U.S. Dollar denominated monetary liabilities exceed their monetary assets by $37.3 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.4 million recorded in the Company’s Consolidated Statement of Operations as of December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2023, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2023, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

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

During the quarter ended December 31, 2023, (i) no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement; and (iii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	64	Chief Executive Officer and Director
Christian T. Daes	60	Chief Operating Officer and Director
Santiago Giraldo	48	Chief Financial Officer
Lorne Weil	78	Non-Executive Chairman of the Board
Luis Fernando Castro Vergara	57	Director
Anne Louise Carricarte	57	Director
Julio A. Torres	57	Director
Carlos Alfredo Cure Cure	79	Director

José M. Daes has served as our CEO and member of the board of directors since December 2013. Mr. Daes has over 40 years’ experience starting and operating various businesses in Colombia and the United States. Since 1983, he has led the Tecnoglass group, founded with his brother Christian Daes, our chief operating officer and a director. Mr. Daes has served as chief executive officer of ES since its inception, responsible for all aspects of ES’s operations. Mr. Daes also co-founded TG. Mr. Daes is responsible for the continuous, ethical and responsible management and growth of the company.

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

Santiago Giraldo served as our deputy chief financial officer from February 2016 until August 2017 and has served as our chief financial officer since such time. He joined Tecnoglass with significant financial experience, in capital markets, bank debt, derivatives, treasury, M&A and equity related transactions while working at JPMorgan Chase in the United States and Citibank in Colombia. Mr. Giraldo received a Business Administrator (cum laude) from Washburn University and holds an MBA with an emphasis in International Business and Finance from California State University at Pomona.

A. Lorne Weil has been our Non-Executive Chairman of the Board of Directors since our inception. Mr. Weil was also the Chairman of the Board of Scientific Games Corporation from October 1991 to November 2013, and was the Company’s Chief Executive Officer for all but approximately 24 months of that time. During his tenure, Scientific Games grew from under $50 million in annualized revenue to approximately $2 billion. Mr. Weil received a Bachelor of Commerce from the University of Toronto, an M.S. from the London School of Economics and an M.B.A. from Columbia University.

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

Anne Louise Carricarte has served on our board of directors since August 2022. Ms. Carricarte has over 35 years of experience in domestic and international marketing, sales, administration, and management. She is a business entrepreneur, executive consultant, and inspirational speaker skilled in motivation, training, negotiation, and in-depth team building. Ms. Carricarte is the Chief Executive Officer of Simple Results, Inc., a consulting company she founded in 2006, where she collaborates on multi-cultural projects between countries, generations, professions, and faiths in both the private and public sectors. Since 2004, Ms. Carricarte has served as an advisor to Grove Services, a farm-land asset management company, and Unity Groves, which provides ‘end-to-end’ produce distribution to major US food chains. She is also one of seven board members for Mathon Investments Corporation, a private fund that manages investments and lending services. From 1992 until she founded Simple Results, Ms. Carricarte was the Chief Operating Officer of Amedex Holding Insurance Companies/USA Medical and Chief Executive Officer of Amedex International, which provided health and life insurance products and related services to clients in Latin America and the Caribbean.

Julio A. Torres has been a member of our Board of Directors since October 2011. He previously served as our co-Chief Executive Officer from October 2011 through January 2013. Since March 2008, Mr. Torres has served as Managing Director of Nexus Capital Partners, a private equity firm. From April 2006 to February 2008, Mr. Torres served with the Colombian Ministry of Finance acting as the general director of public credit and the treasury. From June 2002 to April 2006, Mr. Torres served as Managing Director of Diligo Advisory Group, an investment banking firm. From September 1994 to June 2002, Mr. Torres served as Vice President with JPMorgan Chase Bank. Mr. Torres has served on the board of directors of AST SpaceMobile, Inc., a company building the first space-based cellular broadband network accessible directly by standard mobile phones, since April 2021. Mr. Torres received a degree in systems and computer engineering from Los Andes University, a M.B.A. from Northwestern University and a M.P.A. from Harvard University.

Carlos Alfredo Cure Cure has served on our Board of Directors since September 2019. Mr. Cure Cure currently acts as external advisor to Grupo Olímpica, one of the largest multi-industry conglomerates in Colombia, and was the former Chairman of the Board of Directors of Ecopetrol S.A. (NYSE: EC), the leading oil & gas company in Colombia, from September 2015 to March 2019. From 2011 to 2013, Mr. Cure Cure served as the Colombian Embassador to Venezuela. Earlier in his carrier, Mr. Cure Cure was the Financial Manager of Cementos del Caribe, General Manager of Cementos Toluviejo, General Manager of Astilleros Unión Industrial, and Sociedad Portuaria de Barranquilla. Mr. Cure Cure has served as a board member of Avianca (NYSE: AVH) and Isagen, and is the former President of Bavaria S.A. (AB Inbev, EBR: ABI). Mr. Cure Cure earned a B.S. in Civil Engineering from Universidad Nacional de Colombia.

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

Insider Trading Policy

The Company’s directors, officers, employees and consultants are subject to the Company’s insider trading policy, which generally prohibits the purchase, sale or trade of the Company’s securities with the knowledge of material nonpublic information.

Changes to Shareholder Nominations Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Financial Expert

We have a standing audit committee of the board of directors, which consisted of Carlos Cure, Luis Fernando Castro and Julio Torres, with Carlos Cure serving as chairman during 2022. Each of the members of the audit committee is independent under the applicable NYSE listing standards.

As required by the NYSE listing standards, the audit committee will at all times be composed exclusively of independent directors who are “financially literate.” NYSE listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows. In addition, the Company must certify to NYSE the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Julio Torres satisfies NYSE’s definition of financial sophistication and also qualifies as an “audit committee financial expert” as defined under rules and regulations of the Securities and Exchange Commission.

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

The compensation committee is in charge of recommending executive compensation packages to our board that meet these goals. In making decisions about executive compensation, the compensation committee relies on the experience of its members as well as subjective considerations of various factors, including individual and corporate performance, our strategic business goals, each executive’s position, experience, level of responsibility, and future potential, and compensation paid by companies of similar size in our industry. The compensation committee sets specific KPI’s or benchmarks for annual fixed compensation or for allocations between different elements of compensation.

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

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 20223, 2022 and 2021, of each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Other	Total (1)
Jose M. Daes (2)	2023	$2,940,000	$1,029,000	$-	$3,969,000
Chief Executive Officer	2022	$2,100,000	$735,000	$-	$2,835,000
	2021	$1,512,000	$453,600	$-	$1,965,600
Christian T. Daes (3)	2023	$2,940,000	$1,029,000	$-	$3,969,000
Chief Operating Officer	2022	$2,100,000	$735,000	$-	$2,835,000
	2021	$1,512,000	$453,600	$-	$1,965,600
Santiago Giraldo (4)	2023	$594,000	$207,900	$-	$801,900
Chief Financial Officer	2022	$440,000	$154,000	$-	$594,000
	2021	$189,162	$47,634	$-	$236,796
Carlos Amin (5)	2023	$225,000	$-	$1,416,989	$1,641,989
Vicepresident of Sales	2022	$200,000	$-	$955,307	$1,155,307
	2021	$317,676	$-	$690,055	$1,007,731
Samir Amin (5)	2023	$225,000	$-	$1,416,989	$1,641,989
Vicepresident of Operations and Logistics	2022	$200,000	$-	$955,307	$1,155,307
	2021	$165,000	$-	$690,055	$855,055

(1)	During the period covered by the table, we did not issue any stock awards, option awards, non-equity incentive plan compensation, or other compensation, nor did any of the named executive officers experience any change in pension value and nonqualified deferred compensation earnings.

(2)	Mr. Daes also serves as chief executive officer of ES.

(3)	Mr. Daes also serves as chief executive officer of TG.

(4)	Mr. Giraldo’s 2021 salary was paid in Colombian pesos.

Compensation Arrangements with Named Executive Officers

On February 28, 2024, our compensation committee recommended, and on February 29, 2024 our Board approved, the following compensation arrangements for 2024 for each of Messrs. Daes, Daes, and Giraldo: (i) with respect to each of Messrs. Daes and Daes, a base salary of $3,292,800 plus a bonus of up to $1,152,480; and (ii) with respect to Mr. Giraldo, a base salary of $665,280 and a performance bonus of up to $232,848 per year. Each of the bonuses will be based on our 2023 financial performance and achievement of certain to-be-agreed upon targets throughout the year.

Risk Management as related to our Compensation Policies and Practices

Our compensation committee regularly convenes and confers with management regarding our policies and practices of compensating employees, including non-executive officers, as they relate to risk management practices and risk-taking incentives. Our compensation committee has determined, and our management agrees, that our current compensation policies and practices for employees are not reasonably likely to have a material adverse effect on us.

Policies and Practices for Granting certain Equity Awards

As noted below, we have not granted any share options, share appreciation rights or any other awards under long-term incentive plans. We do not currently have any plans to issue any such award. If and when we begin issuing such awards, our compensation committee will determine how the board determines when to grant such awards (for example, whether such awards are granted on a predetermined schedule); and whether the board or compensation committee takes material nonpublic information into account when determining the timing and terms of such an award, and, if so, how the board or compensation committee takes material nonpublic information into account when determining the timing and terms of such an award. In any event, we will take precautions reasonably designed to ensure we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Pay Versus Performance

			Average	Average	Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Summary Compensation Table Total for Non-PEO NEOs ($) (2)	Compensation Actually Paid to Non-PEO NEOs ($)(2)*	On Total Shareholder Return ($)	Peer Group Total Shareholder Return	Net Income ($)	Operating Income

2023	3,969,000	3,969,000	2,385,450	2,385,450	712.03	68.51	183,000,000	259,804,000
2022	2,835,000	2,835,000	1,714,500	1,714,500	475.00	104.65	156,412,000	226,415,000
2021	1,965,600	1,965,600	1,101,198	1,101,198	399.35	148.82	68,428,000	116,985,000

(1) For each of the years presented in the table, our principal executive officer (PEO) is our Chief Executive Officer, Jose M. Daes.

(2) For each of the years presented in the table, our non-principal executive officers (non-PEOs) are Christian T. Daes and Santiago Giraldo.

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

Pay Ratio Disclosures

The following pay ratio information is provided in accordance with the requirements of Item 402(u) of Regulation S-K of the Exchange Act.

For fiscal 2023, the Company’s last completed fiscal year:

●	the median of the annual total compensation of all employees of the Company (other than the Chief Executive Officer) was $4,579; and
●	the annual total compensation of the Company’s Chief Executive Officer, Jose M. Daes, was $3,969,000.

Based on this information, the ratio for 2023 of the annual total compensation of the Chief Executive Officer to the median of the annual total compensation of all employees is 868 to 1.

The following steps were taken to determine the annual total compensation of the median employee and the Chief Executive Officer:

●	As of December 31, 2023, the employee population consisted of approximately 8,531 individuals, including full time, part time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with calendar year end and allowed identification of employees in a reasonably efficient manner.
●	For purposes of identifying the median employee from our employee population base, wages from our internal payroll records for the twelve-month period ended December 31, 2023, were used. These wages were consistent with amounts reported to taxation authorities for fiscal 2022. Consistent with the calculation of the Chief Executive Officer’s annual compensation, other elements of employee compensation were considered and added, if applicable when calculating the annual total compensation for all employees.
●	In addition, the compensation of approximately 1,250 full time or part time employees who were hired during 2023 and employed on December 31, 2023, was annualized. No full-time equivalent adjustments were made for part time employees, of which there were approximately 172.
●	The median employee was identified using this compensation measure and methodology, which was consistently applied to all employees. The amounts reported in the 2023 Summary Compensation Table for named executive officers was used for the total annual compensation of the Chief Executive Officer. The salary amount reported in this table was annualized to reflect a full year’s compensation for the purpose of calculating the pay ratio disclosure.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Pension Benefits

As of December 31, 2023, we had not granted any pension benefits to any of our executive officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

As of December 31, 2023, we did not have any nonqualified defined contribution or other nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change-in-Control

As of December 31, 2023, none of our executive officers are entitled to payments or the provision of other benefits such as perquisites and health care benefits in connection with a termination or change-in-control.

Director Compensation

Each of our non-employee directors receives cash compensation of $75,522 each year. Additionally, our chairman of the Audit Committee and each other member of our Audit Committee receives additional cash compensation of $40,000 and $12,658, respectively, for serving on our Audit Committee. Our Chairman of the Compensation Committee and our Chairman of the Nominating & Governance Committee receive a compensation of $25,359. Employee directors do not receive cash compensation for their service as directors.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2023.

Name	Fees earned or paid in cash	Stock Awards	Total
Carlos Cure	$128,180	-	$128,180
Luis Fernando Castro Vergara	$113,539	-	$113,539
Julio A. Torres	$100,838	-	$100,838
A. Lorne Weil	$88,180	-	$88,180
Anne Louise Carricarte	$113,539	-	$113,539

(1)	To date, we have not compensated our directors with stock awards, option awards, non-equity incentive plan compensation, pension value, nonqualified deferred compensation earnings or other compensation.

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

The table and accompanying footnotes set forth certain information based on public filings or information known to Tecnoglass as of December 31, 2023, with respect to the ownership of our ordinary shares by:

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

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	0	(2)	0%
Chief Executive Officer and Director
Christian T. Daes	0	(2)	0%
Chief Operating Officer and Director
Santiago Giraldo	0		0%
Chief Financial Officer
Carlos Cure Cure	0		0%
Director
Luis F. Castro Vergara	0		0%*
Director
A. Lorne Weil	88,173	(3)	*
Chairman of the Board
Julio A. Torres	30,520		*
Director
Anne Louise Carricarte	0		0%
Director
All directors and executive officers as a group (8 persons)	118,693		*
Five Percent Holders:
Energy Holding Corporation	24,628,108	(4)	52.4%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Does not include 140,031 ordinary shares held by Child’s Trust f/b/o Francesca Weil u/a dated March 4, 2010, and 140,031 ordinary shares held by Child’s Trust f/b/o Alexander Weil u/a dated March 4, 2010, irrevocable trusts established for the benefit of Mr. Weil’s children.

(4)	Joaquin Fernandez and Alberto Velilla Becerra are the directors of Energy Holding Corporation and may be deemed to share voting and dispositive power over such shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	1,593,917	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,593,917

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

Related Party Transactions

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. We sold $0.8 million to Alutrafic during fiscal year ended December 31, 2023. We had outstanding accounts receivable from Alutrafic for $0.3 million as of December 31, 2023.

Barranquilla Capital de Luz SAS

In the ordinary course of business, we purchase products from Barranquilla Capital de Luz SAS (“Alubaq”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes have an ownership stake in Alubaq. We purchased equipment from Alubaq for $0.4 million during the fiscal year ended December 31, 2023.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the year ended December 31, 2023, we made charitable contributions of $3.3 million to the organization.

Il Vetro Ltd

In the ordinary course of business, we sell products to Il Vetro Ltd., a distributor and installer of architectural systems in the Bahamas that. is owned and controlled by family members of Giovanni Monti, who serves as a senior executive at our subsidiary GM&P. We sold $0.3 million to Il Vetro Ltd during fiscal year ended December 31, 2023.

Incantesimo SAS

On November 10, 2023, we acquired the remaining 30% equity interest in ESMetals previously not owned by us for an aggregate of $5.5 million from Incantesimo SAS, a Colombia domiciled company of which the primary beneficiary is Carlos Peña, who holds a senior management position at the Company. The Company paid $3.0 million during November and December 2023, and $2.5 million remains outstanding as of December 31, 2023, to be paid 6 months after the acquisition date.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributor and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $0.8 million to Prisma-Glass LLC during the fiscal year ended December 31, 2023 and had outstanding accounts receivable of $0.3 million as of December 31, 2023.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located near our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the year ended December 31, 2023, we purchased $1.3 million of fuel from this entity.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributor and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. We sold $0.6 million to Avanti during the fiscal year ended December 31, 2023 and had outstanding accounts receivable from Avanti for $0.5 million as of December 31, 2023.

Vidrio Andino Joint Venture

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million paid through the contribution of land on December 9, 2020. On October 28, 2020, we acquired said land from a related party in exchange for an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020.

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

In the ordinary course of business, we purchased $32.0 million from Vidrio Andino in 2023. As of December 31, 2023, we had outstanding payables to Vidrio Andino for $3.9 million. We recorded equity method income of $5.0 million on our Consolidated Statement of Operations during the year ended December 31, 2023. During the year ended December 31, 2023, we received a dividend payment of $2,282 from Vidrio Andino.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $0.8 million as of December 31, 2023. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

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

Item 14.	Principal Accounting Fees and Services.

The following fees were paid to PwC for services rendered in years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees(1)	$854,512	$692,754
Audit-Related Fees(2)	-	376
All Other Fees(3)	2,000	2,900
Total Fees	$857,412	$696,030

(1)	Audit fees consist of fees paid for professional services by PwC for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2023, and 2022, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by PwC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”.

(3)	Other fees represent fees billed for professional services rendered by PwC in connection with subscription to information services and training. The Company was not billed for any fees billed in either of the last two fiscal years for professional services rendered by PwC for tax compliance, tax advice, and tax planning. Such “Tax Fees” would have been reported in the table above if any.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K

Exhibit No.	Description	Included	Form	Filing Date

3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Description of the Company’s Securities	By Reference	10-K	March 8, 2021
10.1	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.2	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.3	Form of Indemnification Agreement	By Reference	8-K	March 5, 2014
10.4	Settlement Agreement, dated June 30, 2018, between the Company and Giovanni Monti	By Reference	Form 10-K	March 8, 2019
10.5	Investment Agreement dated January 11, 2019, by and among Tecnoglass Inc., Holding Concorde S.A.S., Saint-Gobain Colombia S.A.S., Saint-Gobain Cristaleria S.L., and Pilkington International Holdings B.V.	By Reference	8-K	January 11, 2019
19	Insider Trading Policy	Herewith
21	List of subsidiaries.	Herewith
23.1	Consent of PwC Contadores y Auditores S. A. S.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
97	Clawback Policy	Herewith
101.INS	Inline XBRL Instance Document	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February, 2024.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer	February 29, 2024
Jose M. Daes	(Principal Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	February 29, 2024
Christian T. Daes

/s/ Santiago Giraldo	Chief Financial Officer	February 29, 2024
Santiago Giraldo	(Principal Financial and Accounting Officer)

/s/ A. Lorne Weil	Director (Non-Executive Chairman)	February 29, 2024
A. Lorne Weil

/s/ Carlos A. Cure	Director	February 29, 2024
Samuel R. Azout

/s/ Luis Fernando Castro	Director	February 29, 2024
Luis Fernando Castro

/s/ Anne Louise Carricarte	Director	February 29, 2024
Anne Louise Carricarte

/s/ Julio A. Torres	Director	February 29, 2024
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tecnoglass Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tecnoglass Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs to Complete Fixed Price Contracts

As described in Notes 2 and 6 to the consolidated financial statements, $128.3 million of the Company’s total revenues for the year ended December 31, 2023 was generated from fixed price contracts. For the Company’s fixed price contracts, revenues are recognized using the cost-to-cost method, measured by the percentage of costs incurred to date to total estimated costs for each contract. As disclosed by management, the Company generally uses the cost-to-cost method to measure progress for its contracts, which occurs as the Company incurs costs on the contracts. Under the cost-to-cost method, sales are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods. Due to the nature of the work required to be performed, management’s estimation of costs at completion is complex and requires significant judgment based on reasonable estimations. Management has disclosed that, while there are various factors that can affect the accuracy of cost estimates related to the revision of the proper allocation of indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to complete fixed price contracts is a critical audit matter are (i) the significant judgments by management when determining the estimated costs to complete fixed price contracts and (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s estimates of total costs to complete fixed price contracts. Management’s estimates included judgments relating to the allocation of indirect labor and indirect material costs to each project of actual incurred costs to date on the contract.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated costs to complete fixed price contracts and controls over management’s review and approval of the actual indirect labor and indirect material costs allocated to the project and testing management’s process for reviewing and approving the costs of the contract. These procedures also included, among others testing the estimate of costs at completion for a sample of contracts, which included evaluating the reasonableness of the allocation of indirect labor and indirect material costs to each project and considering the factors that can affect the accuracy of these estimates. Evaluating the reasonableness of the allocation of indirect labor and indirect material costs to each project involved assessing management’s ability to reasonably estimate costs to complete fixed price contracts by (i) performing a comparison of the originally estimated and actual costs incurred; and (ii) evaluating the timely identification of circumstances that may warrant a modification to estimated costs to complete, including actual costs in excess of estimates.

/s/ PwC Contadores y Auditores S.A.S.

PwC Contadores y Auditores S.A.S

February 29, 2024

We have served as the Company’s auditor since 2014.

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$129,508	$103,671
Investments	2,907	2,049
Trade accounts receivable, net	166,498	158,397
Due from related parties	1,387	1,447
Inventories	159,070	124,997
Contract assets – current portion	17,800	12,610
Other current assets	58,590	28,963
Total current assets	$535,760	$432,134
Long-term assets:
Property, plant and equipment, net	$324,591	$202,865
Deferred income taxes	169	558
Contract assets – non-current	8,797	8,875
Long-term trade accounts receivable	-	1,225
Intangible assets	3,475	2,706
Goodwill	23,561	23,561
Equity method investment	60,570	57,839
Other long-term assets	5,794	4,545
Total long-term assets	426,957	302,174
Total assets	$962,717	$734,308
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$7,002	$504
Trade accounts payable and accrued expenses	82,784	90,186
Due to related parties	7,498	5,323
Dividends payable	4,265	3,622
Contract liability – current portion	72,543	49,601
Other current liabilities	61,794	60,566
Total current liabilities	$235,886	$209,802
Long-term liabilities:
Deferred income taxes	$15,793	$5,190
Contract liability – non-current	14	11
Long-term debt	163,004	168,980
Total long-term liabilities	178,811	174,181
Total liabilities	$414,697	$383,983
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,996,708 and 46,674,773 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	192,385	219,290
Retained earnings	400,035	234,254
Accumulated other comprehensive (loss)	(45,863)	(106,187)
Shareholders’ equity attributable to controlling interest	548,020	348,820
Shareholders’ equity attributable to non-controlling interest	-	1,505
Total shareholders’ equity	548,020	350,325
Total liabilities and shareholders’ equity	$962,717	$734,308

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Twelve months ended
	December 31,
	2023	2022	2021
Operating revenues:
External customers	$830,879	$714,735	$494,665
Related parties	2,386	1,835	2,120
Total operating revenues	833,265	716,570	496,785
Cost of sales	442,331	367,071	294,201
Gross profit	390,934	349,499	202,584
Operating expenses:
Selling expense	(68,061)	(69,006)	(49,768)
General and administrative expense	(63,111)	(54,078)	(35,831)
Total operating expenses	(131,172)	(123,084)	(85,599)
Operating income	259,762	226,415	116,985
Non-operating income, net	5,131	4,218	608
Foreign currency transactions gains (losses)	686	2,013	(4,308)
Interest expense and deferred cost of financing	(9,178)	(8,156)	(9,850)
Equity method income	5,013	6,680	4,177
Extinguishment of Debt	-	-	(10,699)
Income before taxes	261,414	231,170	96,913
Income tax provision	(77,904)	(74,758)	(28,485)
Net income	$183,510	$156,412	$68,428
Income attributable to non-controlling interest	(628)	(669)	(277)
Income attributable to parent	$182,882	$155,743	$68,151
Basic income per share	$3.85	$3.27	$1.43
Diluted income per share	$3.85	$3.27	$1.43
Basic weighted average common shares outstanding	47,508,980	47,674,773	47,674,773
Diluted weighted average common shares outstanding	47,508,980	47,674,773	47,674,773
Other comprehensive income:
Foreign currency translation adjustments	63,058	(46,623)	(25,080)
Change in fair value derivative contracts	(2,734)	9,187	(159)
Other Comprehensive Income	60,324	(37,436)	(25,239)
Total Comprehensive income	$243,834	$118,976	$43,189
Income attributable to non-controlling interest	(628)	(669)	(277)
Total comprehensive income attributable to parent	$243,206	$118,307	$42,912

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2023, 2022, and 2021

(In thousands, except share data)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2020	47,674,773	5	219,290	2,273	29,926	(43,512)	207,981	560	208,541

Dividend (0.15 per share)	-	-	-	-	(7,032)	-	(7,032)	-	(7,032)

Derivative financial instruments	-	-	-	-	-	(159)	(159)	-	(159)

Foreign currency translation	-	-	-	-	-	(25,080)	(25,080)	-	(25,080)

Net income	-	-	-	-	68,151	-	68,151	277	68,428

Balance at Diciembre 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

Dividend (0.28 per share)	-	-	-	-	(13,349)	-	(13,349)	-	(13,349)

Legal reserve	-	-	-	(815)	815	-	-	-	-

Derivative financial instruments	-	-	-	-	-	9,187	9,187	-	9,187

Foreign currency translation	-	-	-	-	-	(46,623)	(46,623)	-	(46,623)

Net income	-	-	-	-	155,743	-	155,743	669	156,412

Balance at December 31, 2022	47,674,773	5	219,290	1,458	234,254	(106,187)	348,820	1,505	350,325

Dividend (0.36 per share)	-	-	-	-	(17,101)	-	(17,101)	-	(17,101)

Share Repurchase	(678,065)	-	(23,537)	-	-	-	(23,537)		(23,537)

Non-controlling interest Purchase	-	-	(3,368)	-	-	-	(3,368)	(2,133)	(5,501)

Derivative financial instruments	-	-	-	-	-	(2,734)	(2,734)	-	(2,734)

Foreign currency translation	-	-	-	-	-	63,058	63,058	-	63,058

Net income	-	-	-	-	182,882	-	182,882	628	183,510

Balance at December 31, 2023	46,996,708	5	192,385	1,458	400,035	(45,863)	548,020	-	548,020

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$183,510	$156,412	$68,428
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,809	643	1,599
Provision for obsolete inventory	67	19	53
Depreciation and amortization	21,878	19,686	20,923
Deferred income taxes	8,345	5,484	4,400
Equity method income	(5,013)	(6,680)	(4,177)
Deferred cost of financing	1,243	1,370	1,368
Other non-cash adjustments	120	(36)	(91)
Loss on debt extinguishment	-	-	2,333
Unrealized currency translation losses	(25,854)	15,385	14,175
Changes in operating assets and liabilities:
Trade accounts receivable	(780)	(54,179)	(38,515)
Inventories	(522)	(63,937)	(16,747)
Prepaid expenses	(2,849)	(2,405)	(3,293)
Other assets	(27,547)	(483)	(14,877
Other liabilities	(62)	(1,862)	(435)
Trade accounts payable and accrued expenses	(17,428)	7,220	38,001
Accrued interest expense	(1)	(1)	(7,173)
Taxes payable	(12,851)	45,250	16,125
Labor liabilities	1,109	927	357
Contract assets and liabilities	13,871	16,174	28,593
Related parties	(1,218)	2,933	6,206
CASH PROVIDED BY OPERATING ACTIVITIES	$138,827	$141,920	$117,253
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	-	-	685
Proceeds from sale of property and equipment	-	-	130
Dividends received	2,282	-	-
Purchase of investments	(339)	(1,257)	(63)
Acquisition of property and equipment	(77,960)	(71,327)	(51,513)
CASH USED IN INVESTING ACTIVITIES	$(76,017)	$(72,584)	$(50,761)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(16,427)	(12,869)	(5,243)
Stock buyback	(23,537)	-	-
Non controlling interest purchase	(3,000)	-	-
Loss on debt extinguishment – call premium	-	-	(8,610)
Proceeds from debt	196	49	221,350
Debt discount and issuance costs	-	-	(1,489)
Repayments of debt	-	(31,981)	(249,797)
CASH USED IN FINANCING ACTIVITIES	$(42,768)	$(44,801)	$(43,789)
Effect of exchange rate changes on cash and cash equivalents	$5,795	$(5,875)	$(5,360)
NET INCREASE IN CASH	25,837	18,660	17,343
CASH – Beginning of period	103,671	85,011	67,668
CASH – End of period	$129,508	$103,671	$85,011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$11,624	$6,421	$15,531
Income Tax	$107,150	$27,191	$13,399
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$9,311	$11,800	$1,859
Unpaid portion of non-controlling interest purchase	$2,500	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glas, aluminum, and vinyl, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports more than 95% of its production to foreign countries.

The Company manufactures glass, aluminum, and vinyl products. Its glass products include tempered glass, laminated glass, thermo-acoustic glass, curved glass, silk-screened glass, acoustic glass and digital print glass. Its Alutions plant produces mill finished, anodized, painted aluminum profiles and rods, tubes, bars and plates. Alutions’ operations include extrusion, smelting, painting and anodizing processes, and exporting, importing and marketing aluminum products. Its newly installed vinyl assembling lines manufacture and distributes cutting-edge vinyl windows for new and existing customers.

The Company also designs, manufactures, markets and installs architectural systems for high, medium and low-rise construction, glass, aluminum and vinyl windows and doors, office dividers and interiors, floating facades and commercial display windows.

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

Non-controlling interest

When the Company owns a majority of a subsidiary’s stock, the Company includes in its consolidated financial statements the non-controlling interest in the subsidiary. The non-controlling interest in the Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Consolidated Balance Sheet, is equal to the non-controlling proportionate share of the subsidiary’s net assets. We used to own 70% of the equity interest in ESMetals until we acquired the complete equity interest in November 10, 2023 from Incantesimo SAS in a transaction further described above in Note 17 – Related Parties.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2023, and 2022, cash and cash equivalents were primarily comprised of deposits held in operating accounts in the United States, and to a lesser amount, Colombia, and Panama. As of December 31, 2023, and 2022 the Company had no restricted cash.

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

Inventories

Inventories of raw materials, which consist primarily of purchased and processed glass, aluminum, vinyl parts and supplies held for use in the ordinary course of business, are valued at the lower of cost or net realizable value. Cost is determined using a weighted-average method. Inventory consisting of certain job specific materials not yet finished (work in process) are valued using the specific identification method. Cost for finished product inventory are recorded and maintained at the lower of cost or net realizable value. Cost includes raw materials and direct and applicable indirect manufacturing overheads.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2023, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 11- Goodwill and Intangible Assets for additional information.

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

See Note 16 – Hedging Activities and Fair Value Measurements.

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

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products. The cost associated with product warranties was $1,860, $2,425, and $1,256, during the years ended December 31, 2023, 2022, and 2021, respectively.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2023, 2022, and 2021, amounted to approximately $2,250, $1,612, and $1,457, respectively.

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

Earnings per Share

The Company computes basic earnings per share by dividing net income attributable to parent by the weighted-average number of ordinary shares outstanding during the period. Income per share assuming dilution (diluted earnings per share) would give effect to dilutive potential ordinary shares outstanding during the period. See Note 19 – Shareholders’ Equity for further detail on the calculation of earnings per share.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) have observed that segment information is critically important in understanding a public entity’s different business activities. That information enables investors to better understand an entity’s overall performance and assists in assessing potential future cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The Board is issuing the amendments in this Update to enhance the transparency and decision usefulness of income tax disclosures. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) indicated that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this Update are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

Revision of previously issued Consolidated Financial Statements

The Consolidated Statement of Operations for the years ended December 31, 2022 and 2021 has been revised to correct for an error identified during the preparation of the financial statements for the year ended December 31, 2023. The error overstates Earning per ordinary share by $0.01 during each of the prior year periods on previously issued financial statements because the company did not exclude the portion of income attributable to non-controlling interests from the calculation of earnings per ordinary share. Management has determined that this error did not result in the previously issued consolidated financial statements, including interim periods, being materially misstated..

Note 4. Long Term Investments

Saint-Gobain Joint Venture

On May 3, 2019, we consummated a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. The purchase price for our interest in Vidrio Andino was $45 million, of which $34.1 million was paid in cash and $10.9 million paid through the contribution of land on December 9, 2020. On October 28, 2020, we acquired said land from a related party and paid for it with the issuance of an aggregate of 1,557,142 ordinary shares of the Company, valued at $7.00 per share, which represented an approximate 33% premium based on the closing stock price as of October 27, 2020. Income from this investment is recorded using the equity method and is presented within the Consolidated Statement of Operations as a component of non-operating income as the Company is not subject to income tax over this investment.

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

	Twelve months ended December 31,
	2023	2022	2021
Colombia	$25,103	$16,000	$26,375
United States	795,063	688,358	456,326
Panama	1,382	2,738	4,531
Other	11,717	9,474	9,553
Total revenues	$833,265	$716,570	$496,785

The following table presents revenues from external customer by product groups.

	Years ended December 31,
	2023	2022	2021
Glass and framing components	$81,497	$71,479	$76,106
Windows and architectural systems	751,768	645,091	420,679
Total revenues	$833,265	$716,570	$496,785

During the year ended December 31, 2023, 2022, and 2021, no single customer accounted for more than 10% of our revenues.

The Company’s long-lived assets are distributed geographically as follows:

	Year ended December 31,
	2023	2022
Colombia	$369,889	$195,054
Panamá	89	37
United States	56,810	106,525
Total long-lived assets	$426,788	$301,616

Note 6. Revenue Disaggregation, Contract Assets and Contract liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Years ended December 31,
	2023	2022	2021
Fixed price contracts	$128,292	$98,299	$77,417
Product sales	704,973	618,271	419,368
Total revenues	$833,265	$716,570	$496,785

The table below presents revenues distribution by end-market.

	Years ended December 31,
	2023	2022	2021
Commercial	$497,855	$410,166	$319,432
Residential	335,410	306,404	177,353
Total Revenues	$833,265	$716,570	$496,785

Remaining Performance Obligations

As of December 31, 2023, the Company had $373.9 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude letters of intent, unexercised contract options, verbal commitments, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within two years, of which $278.6 million are expected to be recognized during the year ended December 31, 2024, and $85.5 million during the year ended December 31, 2025.

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

The table below presents the components of net contract assets (liabilities).

	December 31, 2023	December 31, 2022
Contract assets — current	$17,800	$12,610
Contract assets — non-current	8,797	8,875
Contract liabilities — current	(72,543)	(49,601)
Contract liabilities — non-current	(14)	(11)
Net contract liabilities	$(45,960)	$(28,127)

The components of contract assets are presented in the table below.

	December 31, 2023	December 31, 2022
Unbilled contract receivables, gross	$4,501	$5,738
Retainage	22,096	15,747
Total contract assets	26,597	21,485
Less: current portion	17,800	12,610
Contract assets – non-current	$8,797	$8,875

The components of contract liabilities are presented in the table below.

	December 31, 2023	December 31, 2022
Billings in excess of costs	$35,949	$14,724
Advances from customers on uncompleted contracts	36,608	34,888
Total contract liabilities	72,557	49,612
Less: current portion	72,543	49,601
Contract liabilities – non-current	$14	$11

During the year ended December 31, 2023, the Company recognized $8,120 of sales related to its billing in excess of cost liability on January 1, 2023. During the year ended December 31, 2022, the Company recognized $8,583 of sales related to its contract liabilities on January 1, 2022.

Note 7. Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,
	2023	2022
Trade accounts receivable	168,778	158,974
Less: Allowance for credit losses	(2,280)	(577)
Total	$166,498	$158,397

The changes in the allowance for doubtful accounts for the years ended December 31, 2023, and 2022 are as follows:

	Years ended December 31,
	2023	2022	2021
Balance at beginning of year	$577	$188	$644
Provision for bad debts	2,809	643	1,599
Deductions and write-offs, net of foreign currency adjustment	(1,106)	(254)	(2,055)
Balance at end of year	$2,280	$577	$188

Note 8. Inventories

Inventories are comprised of the following:

	December 31, 2023	December 31, 2022
Raw materials	$100,828	$93,360
Work in process	19,738	9,875
Finished goods	9,941	6,409
Spares and accessories	27,057	13,902
Packing material	1,715	1,563
	159,279	125,109
Less: Inventory allowance	(209)	(112)
	$159,070	$124,997

Note 9. Other Current Assets

Other assets consist of the following:

	Year ended December 31,
	2023	2022
Prepaid income taxes	39,908	12,579
Derivative financial instruments	6,453	9,340
Prepaid expenses	5,159	3,778
Advances to suppliers and loans	$4,756	$1,405
Other creditors	1,535	1,518
Employee receivables	779	343
Total	$58,590	$28,963

During the years ended December 31, 2023, 2022, and 2021, the Company recorded $2,208, $1,820, and $1,308 of prepaid expenses amortization, respectively.

Note 10. Property, Plant and Equipment

Property, plant, and equipment is comprised of the following:

	December 31, 2023	December 31, 2022
Land	40,034	28,609
Buildings	$125,505	$66,923
Machinery and equipment	267,175	185,890
Office equipment and software	11,129	7,338
Vehicles	23,647	13,064
Furniture and fixtures	3,726	2,845
Total property, plant and equipment	471,216	304,669
Accumulated depreciation	(146,625)	(101,804)
Total property, plant and equipment, net	$324,591	$202,865

Depreciation expense was $18,482, $16,475, and $17,317 for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 11. Goodwill and Intangible Assets

Goodwill

There were no movements to goodwill during the year ended December 31, 2023, 2022, and 2021.

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (“NOA’s”), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	December 31, 2023
	Gross	Acc. Amort.	Net
Notice of Acceptances (“NOA’s”), product designs and other intellectual property	12,231	(8,756)	3,475

	December 31, 2022
	Gross	Acc. Amort.	Net
Trade Names	$980	$(980)	$-
Notice of Acceptances (“NOA’s”), product designs and other intellectual property	10,053	(7,347)	2,706
Non-compete Agreement	165	(165)	-
Customer Relationships	4,140	(4,140)	-
Total	$15,338	$(12,632)	$2,706

The weighted average amortization period is 4.7 years.

During the twelve months ended December 31, 2023, 2022, and 2021, the amortization expense amounted to $1,207, $1,391, and $2,298, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2023, is as follows:

Year ending	(in thousands)
2024	1,134
2025	574
2026	475
2027	413
Thereafter	880
$3,476

Note 12. Other Long-Term Assets

Other long-term assets are comprised of the following:

	December 31,
	2023	2022
Real estate investments	$4,365	$3,432
Other long-term investments	$1,429	$1,113
	$5,794	$4,545

Note 13. Supplier Finance Program

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

As of December 31, 2023, the obligations outstanding related to the supplier finance program amount $2,722, recorded as current liabilities, in the following balance sheet lines: Trade accounts payable and accrued expenses ($2,330) & Due to related parties ($392).

The rollforward of Tecnoglass, Inc.´s outstanding obligations confirmed as valid under its supplier finance program for year ended December 31, 2023, are as follows:

Twelve months ended December 31, 2023
Confirmed obligations outstanding at the beginning of the year	$9,290
Invoices confirmed during the year	48,873
Confirmed invoices paid during the year	(55,441)
Confirmed obligations outstanding at the end of the year	$2,722

Note 14. Debt

The Company’s debt is comprised of the following:

	December 31, 2023	December 31, 2022
Revolving lines of credit	$525	$329
Finance lease	327	395
Senior secured credit facility	172,500	172,500
Less: Deferred cost of financing	(3,346)	(3,740)
Total obligations under borrowing arrangements	170,006	169,484
Less: Current portion of long-term debt and other current borrowings	7,002	504
Long-term debt	$163,004	$168,980

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

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed Line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points, and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October of 2020. The effective interest rate for this credit facility including deferred issuance costs is 7.71%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year 2021. In March 2022, we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%. Additionally, on September 30, 2022, we voluntarily prepaid $10.0 million of the term loan and $6.7 million under the revolving line of credit, which is fully unused as of December 31, 2023.

As of December 31, 2023, all assets of the company are pledged as collateral for the syndicated loan.

The table below shows maturities of debt as of December 2023. During January of 2024, the Company paid an additional $15.0 million in capital which fully satisfies the 2024 maturities and approximately $8.0 million of 2025 maturities.

2024	7,001
2025	15,098
2026	151,253
Total	$173,352

The Company’s loans have maturities ranging from a few weeks to 4 years. Our credit facilities bear interest at a weighted average rate of 6.93%, but a large portion of our debt is hedged through 2026 at a fixed rate of 1.87%.

Interest expense, excluding the amortization of deferred financing cost, for the year ended December 31, 2023, 2022, and 2021, was $7,935, $6,786 and $8,482, respectively. During the years ended December 31, 2023, 2022 and 2023, the Company did not capitalize interests.

Note 15. Income Taxes

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

The components of income tax expense are as follows:

	Twelve months ended December 31,
	2023	2022	2021
Current income tax
United States	(20,649)	$(7,012)	$(1,679)
Colombia	(48,895)	(62,230)	(22,354)
Panama	(14)	(32)	(52)
	(69,558)	(69,274)	(24,085)
Deferred income Tax
United States	333	422	(1,829)
Colombia	(8,679)	(5,906)	(2,571)
	(8,346)	(5,484)	(4,400)
Total income tax provision	(77,904)	$(74,758)	$(28,485)

Effective tax rate	29.8%	32.3%	29.4%

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2023	2022	2021
Income tax expense at statutory rates	33.0%	33.8%	29.6%
Non-deductible expenses	0.9%	0.7%	2.4%
Non-taxable income	(1.2)%	(2.2)%	(2.6)%
Effective tax rate	29.8%	32.3%	29.4%

No single individual item contributed significantly to the reconciliation of the Company’s effective tax rate to the statutory rate during the year ended December 31, 2020, 2021, and 2022.

The Company has the following deferred tax assets and liabilities:

	Year ended December 31,
	2023	2022
Deferred tax assets:
Property, plant and equipment adjustments	411	218
Tax benefit on installation of renewable energy project	131	133
Foreign currency transactions	5,400	4,982
Other	732	(1,416
Total deferred tax assets	$6,674	$3,917

Deferred tax liabilities:
Depreciation and Amortization	(6,216)	(5,138)
Other	(2,345)	200)
Foreign currency transactions	(13,737)	(3,609)
Total deferred tax liabilities	$(22,298)	$(8,547)

Net deferred tax	$(15,624)	$(4,632)

Net deferred tax is presented on the balance sheet as follows:

	Year ended December 31,
	2023	2022
Long term deferred income tax asset	$169	$558
Less: long term deferred income tax liability	$15,793	$5,190

Note 16. Hedging Activities and Fair Value Measurements

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

Due to the Libor discontinuance, on June 21, 2023, the Company amended the Interest Rate Swap contract from Libor 1 Month plus spread to SOFR 3 Months plus spread. The settlements of the instruments remain under the existing conditions; however, the fixed leg goes from 1.93% to 1.87%. Regarding the conditions of our outstanding debt, only Libor was replaced by SOFR, maintaining the other initial conditions.

As of December 31, 2023, the fair value of our interest rate swap was in a net asset position of $6.5 million. We had 13 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of December 31, 2023.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of December 31, 2023, that we expect will be reclassified to earnings within the next twelve months, is $3.5 million.

The fair value of our interest rate swap hedges is classified in the accompanying consolidated balance sheets, as of December 31, 2023, as follows:

	Derivative Assets		Derivative Liabilities
	December 31, 2023		December 31, 2023
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts and foreign currency non-delivery forwards	Other current assets	$6,453	Accrued liabilities	$	(-)
Total derivative instruments	Total derivative assets	$6,453	Total derivative liabilities	$	(-)

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $6,453 as of December 31,2023.

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

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the twelve months ended December 31, 2023, and 2022:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Twelve Months Ended			Twelve Months Ended
	December 31,	December 31,		December 31,	December 31,
	2023	2022		2023	2022

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$(2,734)	$9,187	Interest Expense and operating income	$6,380	$-

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

The following table summarizes the fair value and carrying amounts of our long-term debt:

	December 31, 2023	December 31, 2022
Fair Value	166,041	172,408
Carrying Value	163,004	168,980

Note 17. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	December 31, 2023	December 31, 2022
Due from related parties:

Alutrafic Led SAS	322	249
Studio Avanti SAS	460	113
Prisma Glass LLC	281
Due from other related parties	324	1,085
Total due from related parties	$1,387	$1,447

Due to related parties:

Vidrio Andino (St. Gobain)	3,927	4,853
Incantesimo SAS	2,500	-
Due from other related parties	1,071	470
Total due to related parties	$7,498	$5,323

	Year ended December 31,
	2023	2022	2021
Sales to related parties:
Alutrafic Led SAS	$816	$941	$1,104
Studio Avanti SAS	585	534	757
Prisma Glass LLC	761	-	-
Sales to other related parties	224	360	259
	$2,386	$1,835	$2,120

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. We sold $816, $941, and $1,104 to Alutrafic during fiscal years 2023, 2022, and 2021, respectively. We had outstanding accounts receivable from Alutrafic for $322 and $249 as of December 31, 2023, and December 31, 2022, respectively.

Barranquilla Capital de Luz SAS

In the ordinary course of business, we purchase products from Barranquilla Capital de Luz SAS (“Alubaq”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alubaq. We purchased equipment from Alubaq for $378 and $78, during the fiscal years 2023, and 2022, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the years ended December 31, 2023, 2022, and 2021, we made charitable contributions for $3,265, $1,564, and $1,350, respectively.

Il Vetro Ltd

In the ordinary course of business, we sell products to Il Vetro Ltd., a distributer and installer of architectural systems in the Bahamas that. is owned and controlled by family members of Giovanni Monti, who serves as a senior executive at our subsidiary GM&P. We sold $340 to Il Vetro Ltd during fiscal year 2023.

Incantesimo SAS

On November 10, 2023, we acquired the 30% equity interest in ESMetals previously not owned by us for an aggregate of $5,500 from Incantesimo SAS, a Colombia domiciled company of which the primary beneficiary is Carlos Peña, who holds a senior management position at the Company. The Company paid $3,000 during November and December 2023, and $2,500 remain outstanding as of December 31, 2023, to be paid 6 months after the acquisition date.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC a distributer and installer of architectural systems in Florida that. is owned and controlled by family members of Christian Daes, the Company’s COO. We sold $761 to Prisma-Glass LLC during fiscal year 2023 and had outstanding accounts receivable of $281 as of December 31, 2023.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located near our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively. During the years ended December 31, 2023, 2022, and 2021, we purchased $1,315, $935, and $291, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. We sold $585, $534, and $757, to Avanti during fiscal years 2023, 2021, and 2020, respectively, and had outstanding accounts receivable from Avanti for $460 and $113 as of December 31, 2023, and 2022, respectively.

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

In the ordinary course of business, we purchased $32,036, $20,764, and $15,308, from Vidrio Andino in 2023, 2022, and 2021, respectively. As of December 31, 2023, and 2022, we had outstanding payables to Vidrio Andino for $3,927 and $4,853, respectively. We recorded equity method income of $5,013, $6,680, and $4,177, on our Consolidated Statement of Operations during the years ended December 31, 2023, 2022, and 2021, respectively. During the year ended December 31, 2023, we received a dividend payment of $2,282 from Vidrio Andino.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $796 and $632 as of December 31, 2023, and December 31, 2022, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 18. Commitments and Contingencies

Commitments

As of December 31, 2023, the Company had outstanding obligations to purchase an aggregate of at least $62,473 of certain raw materials from a specific supplier before November 30, 2030, and an aggregate of at least $10,494 of certain raw materials from a specific supplier through 2028.

Additionally, in connection with the joint venture agreement the Company consummated with Saint-Gobain on May 3, 2019, further described in Note 4. Long Term Investments, the Company acquired a contingent obligation to purchase minimum volumes of float glass once the new plant located close to the Company’s actual manufacturing facilities commences operations.

Guarantees

As of December 31, 2023, the Company does not have guarantees on behalf of other parties.

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

Note 19. Shareholders’ Equity

Preferred Shares

Tecnoglass is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2023, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2023, a total of 46,996,708 Ordinary shares were issued and outstanding.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital. The amount recorded meets this standard.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021:

	Twelve months ended December 31,
	2023	2022	2021
Numerator for basic and diluted earnings per shares
Net Income attributable to parent	$182,882	$155,743	$68,151

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	47,508,980	47,674,773	47,674,773
Effect of dilutive securities and stock dividend	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	47,508,980	47,674,773	47,674,773
Basic earnings per ordinary share	$3.85	$3.27	$1.43
Diluted earnings per ordinary share	$3.85	$3.27	$1.43

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2023, no awards had been made under the 2013 Plan.

Dividend

In December 2023, the Company declared a regular quarterly dividend of $0.09 per share, or $0.36 per share on an annualized basis, for the fourth quarter of 2023. The quarterly dividend was paid in cash on January 31, 2023, to shareholders of record as of the close of business on December 29, 2023.

On Febreuary 29, 2024, the Board of Directors approved a 22% dividend increase to a quarterly dividend of $0.11 per share, or $0.44 per share on an annualized basis. The dividend will be paid on April 30, 2024, to shareholders of record as of the close of business on March 29, 2024.

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

Non-controlling interest

When the Company owns a majority (but less than 100%) of a subsidiary’s stock, the Company includes in its Consolidated Financial Statements the non-controlling interest in the subsidiary. The non-controlling interest in the Consolidated Statements of Operations and Other Comprehensive Income is equal to the non-controlling interests’ proportionate share of the subsidiary’s net income and, as included in Shareholders’ Equity on the Consolidated Balance Sheet, is equal to the non-controlling interests’ proportionate share of the subsidiary’s net assets. In determining the fair value, we used the income approach and the market approach which was performed by the assistance of third-party valuation specialists under management. We used to own 70% of the equity interest in ESMetals until we acquired the complete equity interest in November 10, 2023 from Incantesimo SAS in a transaction further described above in Note 17 – Related Parties.

Note 19. Operating Expenses

Selling expenses for the years ended December 31, 2023, 2022, and 2021, were comprised of the following:

	Twelve months ended December 31,
	2023	2022	2021
Shipping and handling	38,460	$39,311	$23,064
Sales commissions	11,331	13,265	10,740
Personnel	9,300	7,896	7,060
Services	2,479	3,033	2,616
Accounts receivable provision	2,809	643	1,599
Packaging	1,707	1,338	1,820
Other selling expenses	1,975	3,520	2,869
Total Selling Expense	68,061	$69,006	$49,768

General and administrative expenses for the years ended December 31, 2023, 2022, and 2021, were comprised of the following:

	Twelve months ended December 31,
	2023	2022	2021
Personnel	$15,223	$11,859	$10,814
Related parties	14,518	9,972	6,746
Services	5,032	5,568	3,915
Depreciation and amortization	3,829	3,043	3,593
Professional fees	5,022	3,138	3,029
Insurance	3,329	2,880	2,139
Taxes	1,324	1,219	1,047
Bank charges and tax on financial transactions	4,168	2,812	1,911
Rent expense	559	1,270	894
Non-recurring administrative expenses	-	3,402	-
Project specific legal expenses	5,023	4,550	-
Other expenses	5,084	4,365	1,743
Total General and administrative expenses	$63,111	$54,078	$35,831

Note 20. Non-Operating Income and Expenses

Non-operating income and expenses, net on our consolidated statement of operations amounted to an income of $5,131, $$4,218 million, and $608 million, for the years ended December 31, 2023, 2022, and 2021, respectively. These amounts are primarily comprised of interest income from short term investments and deposits, rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the company’s direct sphere of influence.

During the year ended December 31, 2021, the Company also recorded a loss in debt extinguishment of $10,699 million, mainly comprised of a one-time $8,600 million call premium paid on the $210 million senior notes redemption, along with a non-cash amortization of deferred cost of financing related to said notes.

During the year ended December 31, 2023, the Company recorded a non-operating gain of $686 million associated with foreign currency transactions losses. Comparatively, the Company recorded a net gain of $2,013 million during the year ended December 31, 2022, within the statement of operations as the Colombian peso appreciated 20.5% during the period. The company recorded net loss of $4,308 million during the year ended December 31, 2021, within the statement of operations.

