Form 10-Q
period 2024-03-31
Tecnoglass Inc.
filed 2024-05-09
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

As of May 1, 2024, there were 46,996,708 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$135,881	$129,508
Investments	2,897	2,907
Trade accounts receivable, net	170,591	166,498
Due from related parties	1,608	1,387
Inventories	144,212	159,070
Contract assets – current portion	20,982	17,800
Other current assets	73,474	58,590
Total current assets	$549,645	$535,760
Long-term assets:
Property, plant and equipment, net	$329,238	$324,591
Deferred income taxes	266	169
Contract assets – non-current	8,169	8,797
Intangible assets	3,311	3,475
Goodwill	23,561	23,561
Long-term investments	61,616	60,570
Other long-term assets	5,764	5,794
Total long-term assets	431,925	426,957
Total assets	$981,570	$962,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$3,338	$7,002
Trade accounts payable and accrued expenses	79,180	82,784
Due to related parties	8,406	7,498
Dividends payable	5,196	4,265
Contract liability – current portion	71,928	72,543
Other current liabilities	67,613	61,794
Total current liabilities	$235,661	$235,886
Long-term liabilities:
Deferred income taxes	$17,695	$15,793
Contract liability – non-current	-	14
Long-term debt	154,567	163,004
Total long-term liabilities	172,262	178,811
Total liabilities	$407,923	$414,697
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,996,708 and 46,996,708 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	192,385	192,385
Retained earnings	424,596	400,035
Accumulated other comprehensive loss	(44,797)	(45,863)
Total shareholders’ equity	573,647	548,020
Total liabilities and shareholders’ equity	$981,570	$962,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Operating revenues:
External customers	$192,089	$202,306
Related parties	538	333
Total operating revenues	192,627	202,639
Cost of sales	(117,967)	(94,884)
Gross profit	74,660	107,755
Operating expenses:
Selling expense	(17,583)	(16,320)
General and administrative expense	(16,055)	(17,755)
Total operating expenses	(33,638)	(34,075)
Operating income	41,022	73,680
Non-operating income, net	1,080	1,287
Equity method income	1,046	1,449
Foreign currency transactions (loss) gains	(153)	(1,100)
Interest expense and deferred cost of financing	(2,106)	(2,273)
Income before taxes	40,889	73,043
Income tax provision	(11,159)	(24,671)
Net income	$29,730	$48,372
Income attributable to non-controlling interest	-	(137)
Income attributable to parent	$29,730	$48,235
Basic income per share	$0.63	$1.01
Diluted income per share	$0.63	1.01
Basic weighted average common shares outstanding	46,996,708	47,674,773
Diluted weighted average common shares outstanding	46,996,708	47,674,773
Other comprehensive income:
Foreign currency translation adjustments	30	7,811
Change in fair value of derivative contracts	1,036	(1,837)
Other comprehensive income	1,066	5,974
Total comprehensive income	$30,796	$54,346
Income attributable to non-controlling interest	-	(137)
Total comprehensive income attributable to parent	$30,796	$54,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,730	$48,372
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	125	914
Depreciation and amortization	6,313	4,767
Deferred income taxes	3,518	156
Equity method income	(1,046)	(1,449)
Realized gain on derivative instruments	-	(1,951)
Deferred cost of financing	322	312
Other non-cash adjustments	3	(16)
Unrealized currency translation (gains) loss	(4,227)	410
Changes in operating assets and liabilities:
Trade accounts receivable	3,840	(8,644)
Inventories	13,737	(13,048)
Prepaid expenses	(300)	(864)
Other assets	(9,250)	(14,338)
Trade accounts payable and accrued expenses	(8,059)	(9,681)
Taxes payable	7,068	25,488
Labor liabilities	(1,076)	(447)
Other liabilities	61	(7)
Contract assets and liabilities	(8,029)	12,425
Related parties	717	664
CASH PROVIDED BY OPERATING ACTIVITIES	$33,447	$43,063

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(306)	(134)
Acquisition of property and equipment	(9,886)	(15,554)
CASH USED IN INVESTING ACTIVITIES	$(10,192)	$(15,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(4,239)	(3,579)
Proceeds from debt	2,766	292
Repayments of debt	(15,213)	-
CASH USED IN FINANCING ACTIVITIES	$(16,686)	$(3,287)

Effect of exchange rate changes on cash and cash equivalents	$(196)	$778

NET INCREASE IN CASH	6,373	24,866
CASH - Beginning of period	129,508	103,672
CASH - End of period	$135,881	$128,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,827	$2,717
Income Tax	$14,094	$26,342

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$1,305	$4,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2023	46,996,708	5	192,385	1,458	400,035	(45,863)	548,020	-	548,020

Dividend (0.11 per share)	-	-	-	-	(5,169)	-	(5,169)	-	(5,169)

Derivative financial instruments	-	-	-	-	-	1,036	1,036	-	1,036

Foreign currency translation	-	-	-	-	-	30	30	-	30

Net income	-	-	-	-	29,730	-	29,730	-	29,730

Balance at March 31, 2024	46,996,708	5	192,385	1,458	424,596	(44,797)	573,647	-	573,647

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2022	47,674,773	5	219,290	1,458	234,254	(106,187)	348,820	1,505	350,325

Dividend (0.09 per share)	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Derivative financial instruments	-	-	-	-	-	(1,837)	(1,837)	-	(1,837)

Foreign currency translation	-	-	-	-	-	7,811	7,811	-	7,811

Net income	-	-	-	-	48,235	-	48,235	137	48,372

Balance at March 31, 2023	47,674,773	5	219,290	1,458	278,198	(100,213)	398,738	1,642	400,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass,” “TGI,” “we, “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass, aluminum, and vinyl, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports more than 95% of its production to foreign countries.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The year-end condensed balance sheet data was derived from the audited financial statements in the Annual Report on Form 10-K but does not include all disclosures required by US GAAP.

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

Note 3. - Inventories, net

	March 31, 2024	December 31, 2023
Raw materials	$91,937	$100,828
Work in process	20,108	19,738
Finished goods	4,753	9,941
Spares and accessories	26,194	27,057
Packing material	1,424	1,715
Total Inventories, gross	144,416	159,279
Less: Inventory allowance	(204)	(209)
Total inventories, net	$144,212	$159,070

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended
	March 31,
	2024	2023
Fixed price contracts	$32,632	$29,093
Product sales	159,995	173,546
Total Revenues	$192,627	$202,639

The following table presents geographical information about revenues.

	Three months ended
	March 31,
	2024	2023
Colombia	$5,239	$5,740
United States	184,003	194,839
Panama	94	270
Other	3,291	1,790
Total Revenues	$192,627	$202,639

The following table presents revenues breakdown by market.

	Three months ended
	March 31,
	2024	2023
Residential	$73,154	$83,595
Commercial	119,473	119,044
Total Revenues	$192,627	$202,639

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

Trade accounts receivable consist of the following:

	March 31, 2024	December 31, 2023
Trade accounts receivable	172,993	168,778
Less: Allowance for credit losses	(2,402)	(2,280)
Total	$170,591	$166,498

The changes in the allowance for credit losses for the three months ended March 31, 2024, are:

Three months ended March 31, 2024
Balance at beginning of period	$2,280
Provisions for credit losses	125
Deductions and write-offs, net of foreign currency adjustment	(3)
Balance at end of period	$2,402

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

The table below presents the components of net contract assets (liabilities).

	March 31, 2024	December 31, 2023
Contract assets — current	$20,982	$17,800
Contract assets — non-current	8,169	8,797
Contract liabilities — current	(71,928)	(72,543)
Contract liabilities — non-current	-	(14)
Net contract liability	$(42,777)	$(45,960)

The components of contract assets are presented in the table below.

	March 31, 2024	December 31, 2023
Unbilled contract receivables, gross	$4,669	$4,501
Retainage	24,482	22,096
Total contract assets	29,151	26,597
Less: current portion	20,982	17,800
Contract Assets – non-current	$8,169	$8,797

The components of contract liabilities are presented in the table below.

	March 31, 2024	December 31, 2023
Billings in excess of costs	$36,127	35,949
Advances from customers on uncompleted contracts	35,801	36,608
Total contract liabilities	71,928	72,557
Less: current portion	71,928	72,543
Contract liabilities – non-current	$-	14

During the three months ended March 31, 2024, the Company recognized $6,732 of sales related to its contract liabilities on January 1, 2024. During the three months ended March 31, 2023, the Company recognized $2,945 of sales related to its contract liabilities on January 1, 2023.

Remaining Performance Obligations

As of March 31, 2024, the Company had $438.2 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $123.5 million are expected to be recognized during the year ending December 31, 2024, $296.1 million during the year ending December 31, 2025, and $135.0 million during the year ending December 31, 2026.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of GM&P.

	March 31, 2024
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	12,171	(8,860)	3,311

	December 31, 2023
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	12,231	(8,756)	3,475

The weighted average amortization period is 4.7 years.

During the three months ended March 31, 2024, the amortization expense amounted to $342, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three months ended March 31, 2023, the amortization expense amounted to $322.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2024, is as follows:

Year ending	(in thousands)
2024	$902
2025	632
2026	522
2027	460
2028	353
Thereafter	442
$3,311

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

As of March 31, 2024, the obligations outstanding related to the supplier finance program amounted to $1,190 recorded as current liabilities, compared to $2,722 outstanding as of December 31, 2023; with $898 classified as “Trade accounts payable and accrued expenses”, compared to $2,330, as of December 31, 2023, and $292 classified as “Due to related parties”, compared to $392 as of December 31, 2023.

Note 7. Debt

The Company’s debt is comprised of the following:

	March 31, 2024	December 31, 2023
Revolving lines of credit	$736	$525
Finance lease	284	327
Other current debt	2,386	-
Senior Secured Credit Facility	157,500	172,500
Less: Deferred cost of financing	(3,001)	(3,346)
Total obligations under borrowing arrangements	157,905	170,006
Less: Current portion of long-term debt and other current borrowings	3,338	7,002
Long-term debt	$154,567	$163,004

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October 2020. The effective interest rate for this credit facility including deferred issuance costs is 7.71%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year ended December 31, 2021. Beginning on July 1, 2023, the interest rate on this credit facility was updated to SOFR plus the same spread of 1.5%. On January 2024, we voluntarily prepaid $15 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%.

Maturities of long-term debt and other current borrowings are as follows as of March 31, 2024:

2024	$3,338
2025	10,068
2026	147,500
Total	$160,906

The Company’s loans have maturities ranging from a several weeks to 4 years. Our credit facilities bear a weighted average interest rate of 6.98% as of March 31, 2024.

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

As of March 31, 2024, the fair value of our interest rate swap was in a net asset position of $7.5 million. We had 12 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of March 31, 2024.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of March 31, 2024, that we expect will be reclassified to earnings within the next twelve months, is $3.7 million.

The fair value of our interest rate swap hedges is classified in the accompanying consolidated balance sheets, as of March 31, 2024, as follows:

	Derivative Assets		Derivative Liabilities
	March 31, 2024		March 31, 2024
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest rate swap contracts	Other current assets	$7,489	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$7,489	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $7,489 as of March 31,2024.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the quarter ended March 31, 2024:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	March 31,	March 31,		March 31,	March 31,
	2024	2023		2024	2023

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$1,036	$(1,837)	Interest expense and operating income	$1,099	$3,193

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

As of March 31, 2024, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2024	December 31, 2023
Fair Value	155,366	166,041
Carrying Value	154,567	163,004

Note 9. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as all the other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended March 31,
	2024	2023
Current income tax
United States	$(3,832)	$(3,464)
Colombia	(3,808)	(21,048)
Panama	(1)	(3)
	(7,641)	(24,515)

Deferred income Tax
United States	(1,178)	(284)
Colombia	(2,340)	128
	(3,518)	(156)
Total income provision	$(11,159)	$(24,671)

Effective tax rate	27.3%	33.8%

The effective income tax rate for 2024 and 2023, was 27.3%, and 33.8%, respectively. The effective income tax rate of 27.3% during the three months ended March 31, 2024, is below the statutory rate as the Colombian subsidiaries which bear a higher corporate income tax rate recorded a proportionally lower share of the consolidated income.

Note 10. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	March 31, 2024	December 31, 2023
Due from related parties:
Studio Avanti SAS	548	460
Alutrafic Led SAS	276	322
Prisma Glass LLC	142	281
Due from other related parties	642	324
Total due from related parties	$1,608	$1,387

Due to related parties:
Vidrio Andino	4,746	3,927
Incantesimo SAS	2,500	2,500
Due to other related parties	1,160	1,071
Total due to related parties	$8,406	$7,498

	Three months ended March 31,
	2024	2023
Sales to related parties:
Studio Avanti SAS	196	156
Prisma-Glass SAS	193	-
Alutrafic Led SAS	139	173
Sales to other related parties	10	4
	$538	$333

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three months ended March 31, 2024, we sold $139, compared to $173 during the three months ended March 31, 2023. Additionally, we had outstanding accounts receivable from Alutrafic of $276 and $322 as of March 31, 2024, and December 31, 2023, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three months ended March 31, 2024 of $749, compared to $664 during the three months ended March 31, 2023.

Incantesimo SAS

On November 10, 2023, we acquired the 30% equity interest in ESMetals previously not owned by us for an aggregate of $5,500 from Incantesimo SAS, a Colombia domiciled company of which the primary beneficiary is Carlos Peña, who holds a senior management position at the Company. The Company paid $3,000 during November and December 2023, and $2,500 remain outstanding as of March 31, 2024, [(which amount was paid on April 10, 2024)].

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC a distributer and installer of architectural systems in Florida that. is owned and controlled by family members of Christian Daes. We sold $193 to Prisma-Glass LLC during the three months ended March 31, 2024, and had outstanding accounts receivable of $142 as of March 31, 2024.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three months ended March 31, 2024, we purchased $151, compared to $236 purchased during the three months ended March 31, 2023.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of March 31, 2024, and December 31, 2023, the Company had outstanding accounts receivable from Avanti of $548 and $460, respectively. During the three months ended March 31, 2024, we sold $196 of products to Avanti, compared to $156 during the three months ended March 31, 2023.

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

In the ordinary course of business, we purchased $6,881 of materials from Vidrio Andino during the three months ended March 31, 2024, compared to $6,345, during the three months ended March 31, 2023. We also had outstanding payables to Vidrio Andino of $4,746 and $3,927 as of March 31, 2024, and December 31, 2023, respectively. We recorded equity method income of $1,046 on our Consolidated Statement of Operations during the three months ended March 31, 2024, compared to $1,449 recorded during the three months ended March 31, 2023.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $792 and $796 as of March 31, 2024, and December 31, 2023, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 11. Shareholders’ Equity

Dividends

On February 29, 2024, the Company declared a regular quarterly dividend of $0.11 per share, or $0.44 per share on an annualized basis. The dividend was paid on April 30, 2024, to shareholders of record as of the close of business on March 29, 2024.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2024, and 2023:

	Three months ended March 31,
	2024	2023
Numerator for basic and diluted earnings per share
Net income attributable to parent	$29,730	$48,235

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,996,708	47,674,773
Effect of dilutive securities and stock dividend	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,996,708	47,674,773
Basic earnings per ordinary share	$0.63	$1.01
Diluted earnings per ordinary share	$0.63	$1.01

Note 12. Commitments and Contingencies

Commitments

As of March 31, 2024, the Company had outstanding obligations to purchase an aggregate of at least $59,314 of certain raw materials from a specific supplier before November 30, 2030, and an aggregate of at least $10,035 of certain raw materials from a specific supplier through 2028.

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

RESULTS OF OPERATIONS

	Three months ended March 31,
	2024	2023
Operating Revenues	$192,627	$202,639
Cost of sales	(117,967)	(94,884)
Gross profit	74,660	107,755
Operating expenses	(33,638)	(34,075)
Operating income	41,022	73,680
Non-operating income and expenses, net	1,080	1,287
Equity method income	1,046	1,449
Foreign currency transactions losses	(153)	(1,100)
Interest Expense and deferred cost of financing	(2,106)	(2,273)
Income tax provision	(11,159)	(24,671)
Net income	29,730	48,372
Income attributable to non-controlling interest	-	(137)
Income attributable to parent	$29,730	$48,235

Comparison of quarterly periods ended March 31, 2024, and 2023

Revenues

Operating revenues during the quarter ended March 31, 2024, was $192.6 million, compared to $202.6 million during the quarter ended March 31, 2023, a decrease of $10.0 million or 4.9%, year over year. The decrease was driven by seasonally slow single family residential revenues, down $10.4 million, or 12.5% year over year, impacted by high interest and mortgage rates. Despite the aforementioned higher rates, the commercial market actually grew slightly year over year as the Company continues to execute on its growing backlog.

Gross profit

Gross profit during the three months ended March 31, 2024, was $74.7 million, a decrease of $33.1 million, or 30.7%, from $107.8 million during the three months ended March 31, 2023. The gross profit margin during the three months ended March 31, 2024, of 38.8% was down from 53.2% during the first quarter of 2023, primarily related to a 17.8% appreciation of the Colombian Peso impacting our costs denominated in Colombian Pesos against our predominantly US Dollar revenue stream, accounting for an estimated 308-basis points year over year decrease on margin. Additionally, this unfavorable FX dynamic impacted inventories that were recorded into the balance sheet at a weaker Peso and then accounted for under raw material costs at a much stronger Peso, translating into more US Dollars at the time the revenues are recognized. This effect contributed to a 197-basis point decrease year-over-year when assessing the same effect during the comparable period. Finally, margins were impacted by our revenue mix which included more installation and stand-alone product sales during the current period. Installation revenues increased to 16.9% of total revenue, compared with 14.4% during the prior year quarter, and stand-alone architectural glass and frames sales increased to 10.9% of total sales, in comparison with 8.3%, as a result of recent manufacturing capacity expansion unlocking the opportunity to sell stand-alone product.

Expenses

Operating expenses decreased $0.4 million, or 1.3%, from $34.1 million to $33.6 million for the quarters ended March 31, 2023, and 2024, respectively. The decrease resulted primarily from $0.8 million decrease in Accounts receivable provision partially offset by mostly flat operating expenses, despite the unfavorable pressure on Colombian Peso denominated cost, as the peso strengthened 17.8% year over year.

Non-operating income and expenses, net

During the three months ended March 31, 2024, and 2023, the Company recorded non-operating income of $1.1 million and $1.3 million, respectively. Non-operating income is comprised of interest income from short term investments, as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the three months ended March 31, 2024, the Company recorded a non-operating loss of $0.2 million associated with foreign currency transactions compared to a net non-operating loss of $1.1 million during the three months ended March 31, 2023.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing decreased $0.2 million, or 7.3%, to $2.1 million during the quarter ended March 31, 2024, as the Company voluntarily prepaid $15 million to reduce its debt balance and benefited from having a favorable interest rate hedge in place for approximately 75% of its outstanding debt.

Income Taxes

The effective income tax rate for 2024 and 2023, was 27.3% and 33.8%, respectively. The effective income tax rate of 27.3% during the three months ended March 31, 2024, is below the statutory rate as the Colombian subsidiaries which bear a higher corporate income tax rate recorded a proportionally lower share of the consolidated income.

As a result of the foregoing, the Company recorded net income for the three months ended March 31, 2024, of $29.7 million compared to net income of $48.4 million for the three months ended March 31, 2023.

Liquidity

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $135.9 million and $129.5 million, respectively. Additionally, we currently have approximately $170.0 million available under different lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities through, at least twelve months from the date of this report, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the Three months ended March 31, 2024 and 2023, we made investments primarily in building and construction and machinery and equipment in the amounts of $11.2 million and $20.3 million, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines, expanding our aluminum facilities, putting new vinyl windows lines to penetrate this new product segment and purchasing land to grow beyond current installed capacity. The Company estimates that current manufacturing operating capacity has reached approximately $1.2 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March 31,
	2024	2023
Cash Flow provided by Operating Activities	$33,447	$43,063
Cash Flow used in Investing Activities	(10,192)	(15,688)
Cash Flow used in Financing Activities	(16,686)	(3,287)
Effect of exchange rates on cash and cash equivalents	(196)	778
Cash Balance - Beginning of Period	129,508	103,672
Cash Balance - End of Period	$135,881	$128,538

During the three months ended March 31, 2024, and 2023, operating activities generated approximately $33.4 million and $43.1 million, respectively. The main sources of operating cash during the three months ended March 31, 2024, were driven by an improvement in working capital associated with inventories and trade accounts receivable. Inventories generated $13.7 million, mostly due to a faster raw material and Finished goods turnover during the three months ended March 31, 2024, as main projects are being executed; compared to a net use of $13.0 million during the three months ended March 31, 2023, as we procured materials to meet our growing operations. In addition, Trade Accounts receivable generated $3.8 million, compared with a use of $8.6 million during the three months ended March 31, 2023. The largest use of cash in operating activities were other assets, comprised primarily of prepaid taxes, which used $9.2 million during the three months ended March 31, 2024, resulting from a higher taxable income year over year for fiscal year that will be paid in 2024; and trade accounts payable which used an additional $8.0 million. Comparatively, other assets used $14.3 million during the three months ended March 31, 2023, and Trade accounts receivable used $9.7 million.

We used $10.2 million and $15.7 million in investing activities during the three months ended March 31, 2024, and 2023, respectively. The main use of cash in investing activities during the three months ended March 31, 2024, related to the automation of our architectural system assembly processes further described above in the “Capital Resources” section. During the three months ended March 31, 2024, we paid $9.9 million to acquire property plant and equipment, which in combination with $1.3 million acquired under credit or debt, amount to total capital expenditures of $11.2 million. During the three months ended March 31, 2023, we used $15.5 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $20.3 million.

Financing activities used $16.7 million and $3.3 million during the three months ended March 31, 2024 and 2023, respectively. We paid $4.2 million and $3.6 million of dividends to holders of our ordinary shares during the Three months ended March 2024 and 2023, respectively. Additionally, during the three months ended March 31, 2024, we used $15.2 million to repay debt from our Senior Secured Line of Credit.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in interest rates, foreign currency exchange rates and commodity market prices.

A rise in interest rates could negatively affect the cost of financing for a significant portion of our debt with variable interest rates. If interest rates were to increase over the next 12 months by 100 basis points, net earnings would decrease by approximately $0.3 million based the current composition of our indebtedness. This market risk exposure is net of the effect from interest rate hedging derivative financial instruments further described in the footnotes to the financial statements.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 24% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our quarter revenues increasing by $0.3 million and our costs and expenses increasing by approximately $2.2 million, resulting in a $1.9 million decrease to net earnings based on results for the three months ended March 31, 2024.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $29.4 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.3 million recorded in the Company’s Consolidated Statement of Operations as of March 31, 2024.

Additionally, the results of the foreign subsidiaries must be translated into US Dollars, our reporting currency, in the Company’s consolidated financial statements. The currency translation of the financial statements using different exchange rates, as appropriate, for different parts of the financial statements generates a translation adjustment, which is recorded within other comprehensive income on the Company’s Consolidated Statement of Comprehensive Income and Consolidated Balance Sheet.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass, Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2024, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2024

