Form 10-Q
period 2024-06-30
Tecnoglass Inc.
filed 2024-08-08
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of July 31, 2024, there were 46,996,608 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$126,805	$129,508
Investments	2,699	2,907
Trade accounts receivable, net	178,790	166,498
Due from related parties	1,686	1,387
Inventories	132,497	159,070
Contract assets – current portion	22,961	17,800
Other current assets	51,223	58,590
Total current assets	$516,661	$535,760
Long-term assets:
Property, plant and equipment, net	$323,981	$324,591
Deferred income taxes	235	169
Contract assets – non-current	8,541	8,797
Intangible assets	3,592	3,475
Goodwill	23,561	23,561
Long-term investments	60,150	60,570
Other long-term assets	5,768	5,794
Total long-term assets	425,828	426,957
Total assets	$942,489	$962,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,197	$7,002
Trade accounts payable and accrued expenses	99,572	82,784
Due to related parties	6,377	7,498
Dividends payable	5,197	4,265
Contract liability – current portion	77,406	72,543
Other current liabilities	22,196	61,794
Total current liabilities	$212,945	$235,886
Long-term liabilities:
Deferred income taxes	$14,647	$15,793
Contract liability – non-current	-	14
Long-term debt	140,058	163,004
Total long-term liabilities	154,705	178,811
Total liabilities	$367,650	$414,697
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,996,608 and 46,996,708 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	192,380	192,385
Retained earnings	454,456	400,035
Accumulated other comprehensive loss	(73,460)	(45,863)
Total shareholders’ equity	574,839	548,020
Total liabilities and shareholders’ equity	$942,489	$962,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating revenues:
External customers	$218,928	$224,788	$411,017	$427,094
Related parties	726	492	1,264	825
Total operating revenues	219,654	225,280	412,281	427,919
Cost of sales	(130,077)	(115,610)	(248,044)	(210,494)
Gross profit	89,577	109,670	164,237	217,425
Operating expenses:
Selling expense	(20,000)	(20,487)	(37,583)	(36,807)
General and administrative expense	(18,443)	(14,682)	(34,498)	(32,437)
Total operating expenses	(38,443)	(35,169)	(72,081)	(69,244)
Operating income	51,134	74,501	92,156	148,181
Non-operating income, net	2,731	1,625	3,811	2,912
Equity method income	1,237	1,119	2,283	2,568
Foreign currency transactions (loss) gains	(5,575)	889	(5,728)	(211)
Interest expense and deferred cost of financing	(2,006)	(2,321)	(4,112)	(4,594)
Income before taxes	47,521	75,813	88,410	148,856
Income tax provision	(12,493)	(23,248)	(23,652)	(47,919)
Net income	$35,028	$52,565	$64,758	$100,937
Income attributable to non-controlling interest	-	(120)	-	(257)
Income attributable to parent	$35,028	$52,445	$64,758	$100,680
Basic income per share	$0.75	$1.10	$1.38	$2.11
Diluted income per share	$0.75	1.10	$1.38	$2.11
Basic weighted average common shares outstanding	46,996,705	47,647,041	46,996,706	47,674,403
Diluted weighted average common shares outstanding	46,996,705	47,647,041	46,996,706	47,674,403
Other comprehensive income:
Foreign currency translation adjustments	(28,321)	27,238	(28,291)	35,049
Change in fair value of derivative contracts	(342)	1,823	694	(14)
Other comprehensive income	(28,663)	29,061	(27,597)	35,035
Comprehensive income	$6,365	$81,626	$37,161	$135,972
Comprehensive income attributable to non-controlling interest	-	(120)	-	(257)
Comprehensive income attributable to parent	$6,365	$81,506	$37,161	$135,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,758	$100,937
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	275	1,899
Depreciation and amortization	12,788	9,914
Deferred income taxes	1,456	4,130
Equity method income	(2,283)	(2,568)
Deferred cost of financing	640	610
Other non-cash adjustments	32	118
Unrealized currency translation (gains) loss	741	(14,609)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,913)	(24,778)
Inventories	14,395	(15,584)
Prepaid expenses	(1,743)	(1,660)
Other assets	8,827	(22,550)
Trade accounts payable and accrued expenses	12,695	16,167
Taxes payable	(36,961)	(20,153)
Labor liabilities	(121)	345
Other liabilities	42	(57)
Contract assets and liabilities	(3,192)	10,843
Related parties	1,509	210
CASH PROVIDED BY OPERATING ACTIVITIES	$67,945	$43,214

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	2,703
Purchase of investments	(317)	(193)
Acquisition of property and equipment	(30,188)	(37,886)
CASH USED IN INVESTING ACTIVITIES	$(27,802)	$(38,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(9,407)	(7,868)
Non-controlling interest purchase	(2,500)
Stock buyback	(5)	(56)
Proceeds from debt	2,571	98
Repayments of debt	(30,986)	(6)
CASH USED IN FINANCING ACTIVITIES	$(40,327)	$(7,832)

Effect of exchange rate changes on cash and cash equivalents	$(2,519)	$3,711

NET (DCREASE) INCREASE IN CASH	(2,703)	1,014
CASH - Beginning of period	129,508	103,672
CASH - End of period	$126,805	$104,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,559	$5,556
Income Tax	$59,607	$82,807

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$4,572	$7,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non- Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2023	46,996,708	5	192,385	1,458	400,035	(45,863)	548,020	-	548,020

Dividend ($0.11 per share)	-	-	-	-	(5,169)	-	(5,169)	-	(5,169)

Derivative financial instruments	-	-	-	-	-	1,036	1,036	-	1,036

Foreign currency translation	-	-	-	-	-	30	30	-	30

Net income	-	-	-	-	29,730	-	29,730	-	29,730

Balance at March 31, 2024	46,996,708	5	192,385	1,458	424,596	(44,797)	573,647	-	573,647

Dividend ($0.11 per share)	-	-	-	-	(5,168)	-	(5,168)	-	(5,168)

Share Repurchase	(100)		(5)				(5)		(5)

Derivative financial instruments	-	-	-	-	-	(342)	(342)	-	(342)

Foreign currency translation	-	-	-	-	-	(28,321)	(28,321)	-	(28,321)

Net income	-	-	-	-	35,028	-	35,028	-	35,028

Balance at June 30, 2024	46,996,608	5	192,380	1,458	454,456	(73,460)	574,839	-	574,839

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2022	47,674,773	5	219,290	1,458	234,254	(106,187)	348,820	1,505	350,325

Dividend ($0.09 per share)	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Derivative financial instruments	-	-	-	-	-	(1,837)	(1,837)	-	(1,837)

Foreign currency translation	-	-	-	-	-	7,811	7,811	-	7,811

Net income	-	-	-	-	48,235	-	48,235	137	48,372

Balance at March 31, 2023	47,674,773	5	219,290	1,458	278,198	(100,213)	398,738	1,642	400,380

Dividend ($0.09 per share)	-	-	-	-	(4,290)	-	(4,290)	-	(4,290)

Share repurchase	(1,340)	-	(56)	-	-	-	(56)	-	(56)

Derivative financial instruments	-	-	-	-	-	1,823	1,823	-	1,823

Foreign currency translation	-	-	-	-	-	27,238	27,238	-	27,238

Net income	-	-	-	-	52,445	-	52,445	120	52,565

Balance at June 30, 2023	47,673,433	5	219,234	1,458	326,353	(71,152)	475,898	1,762	477,660

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

Note 3. - Inventories, net

	June 30, 2024	December 31, 2023
Raw materials	$84,825	$100,828
Work in process	18,657	19,738
Finished goods	4,469	9,941
Spares and accessories	23,746	27,057
Packing material	1,011	1,715
Total Inventories, gross	132,708	159,279
Less: Inventory allowance	(211)	(209)
Total inventories, net	$132,497	$159,070

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Fixed price contracts	$31,422	$32,330	$64,054	$61,423
Product sales	188,232	192,950	348,227	366,496
Total Revenues	$219,654	$225,280	$412,281	$427,919

The following table presents revenues broken down by geographical location:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Colombia	$5,830	$5,962	$11,069	$11,702
United States	209,698	214,725	393,701	409,565
Panama	434	314	528	584
Other	3,692	4,279	6,983	6,068
Total Revenues	$219,654	$225,280	$412,281	$427,919

The following table presents revenues broken down by market:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Residential	$95,749	$86,939	$168,903	$170,534
Commercial	123,905	138,341	243,378	257,385
Total Revenues	$219,654	$225,280	$412,281	$427,919

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

Trade accounts receivable consist of the following:

	June 30, 2024	December 31, 2023
Trade accounts receivable	181,313	168,778
Less: Allowance for credit losses	(2,523)	(2,280)
Total	$178,790	$166,498

The changes in the allowance for credit losses for the six months ended June 30, 2024 are:

Six months ended June 30, 2024
Balance at beginning of period	$2,280
Provisions for credit losses	275
Deductions and write-offs, net of foreign currency adjustment	(32)
Balance at end of period	$2,523

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

The table below presents the components of net contract assets (liabilities):

	June 30, 2024	December 31, 2023
Contract assets — current	$22,961	$17,800
Contract assets — non-current	8,541	8,797
Contract liabilities — current	(77,406)	(72,543)
Contract liabilities — non-current	-	(14)
Net contract liability	$(45,904)	$(45,960)

The components of contract assets are presented in the table below:

	June 30, 2024	December 31, 2023
Unbilled contract receivables, gross	$6,698	$4,501
Retainage	24,804	22,096
Total contract assets	31,502	26,597
Less: current portion	22,961	17,800
Contract Assets – non-current	$8,541	$8,797

The components of contract liabilities are presented in the table below:

	June 30, 2024	December 31, 2023
Billings in excess of costs	$34,616	35,949
Advances from customers on uncompleted contracts	42,790	36,608
Total contract liabilities	77,406	72,557
Less: current portion	77,406	72,543
Contract liabilities – non-current	$-	14

During the three and six months ended June 30, 2024, the Company recognized $3,613 and $10,344 of sales related to its contract liabilities on January 1, 2024, respectively. During the three and six months ended June 30, 2023, the Company recognized $2,699 and $5,503 of sales related to its contract liabilities on January 1, 2023, respectively.

Remaining Performance Obligations

As of June 30, 2024, the Company had $703.4 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $308.2 million are expected to be recognized during the year ending December 31, 2024, $247.0 million during the year ending December 31, 2025, and $148.1 million during the year ending December 31, 2026.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of GM&P.

	June 30, 2024
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	12,749	(9,157)	3,592

	December 31, 2023
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	12,231	(8,756)	3,475

The weighted average amortization period is 4.8 years.

During the three and six months ended June 30, 2024, the amortization expense amounted to $342 and $684, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and six months ended June 30, 2023, the amortization expense amounted to $293 and $615, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2024, is as follows:

Year ending	(in thousands)
2024	$668
2025	735
2026	599
2027	535
2028	432
Thereafter	623
$3,592

Note 6. Supplier Finance Program

Tecnoglass has established payment terms to suppliers for the purchase of goods and services, which normally range between 30 and 60 days. In the normal course of business, suppliers may require liquidity and manage, through third parties, the advanced payment of invoices. The Company allows its suppliers the option to payments in advance of an invoice due date, through a third-party finance provider or intermediary, with the purpose of allowing suppliers to obtain the required liquidity. For these purposes, suppliers present to Tecnoglass the third-party finance provider or intermediary with whom they will carry out the finance program and establish an agreement, through which the invoices will be paid by the third-party finance provider or intermediary once Tecnoglass has confirmed the invoices as valid. Once the Company confirms the invoices are valid, the third-party finance provider or intermediary proceeds with the payment to the supplier. Subsequently, Tecnoglass pays the invoices for goods or services to the third-party finance provider or intermediary selected by the supplier. Payment times do not vary from those initially agreed with the supplier, as stated in the invoices factored by the supplier (i.e. between 30 and 60 days). Pursuant to the supplier finance programs, the Company has not been required to pledge any assets as security nor to provide any guarantee to thirdparty finance provider or intermediary.

As of June 30, 2024, the obligations outstanding related to the supplier finance program amounted to $16,279, recorded as current liabilities, with $15,985 classified as Trade accounts payable and accrued expenses and $294 classified as Due to related parties.

Note 7. Debt

The Company’s debt is comprised of the following:

	June 30, 2024	December 31, 2023
Revolving lines of credit	$409	$525
Finance lease	219	327
Other current debt	1,608	-
Senior Secured Credit Facility	142,500	172,500
Less: Deferred cost of financing	(2,481)	(3,346)
Total obligations under borrowing arrangements	142,255	170,006
Less: Current portion of long-term debt and other current borrowings	2,197	7,002
Long-term debt	$140,058	$163,004

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October 2020. The effective interest rate for this credit facility including deferred issuance costs is 7.8%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year ended December 31, 2021. Beginning on July 1, 2023, the interest rate on this credit facility was updated to SOFR plus the same spread of 1.5%. On January 19, 2024 and on May 17, 2024, we voluntarily prepaid $15 million of capital on each date to this credit facility.

Maturities of long-term debt and other current borrowings as of June 30, 2024 are as follows:

2024	$2,197
2025	13,789
2026	128,750
Total	$144,736

The Company’s loans have maturities ranging from several weeks to 4 years. Our credit facilities bore a weighted average interest rate of 7.0% as of June 30, 2024.

Note 8. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022, and, thus, we started having payment dates each quarter, commencing March 31, 2023. During the quarter ended December 31, 2022, we entered into several foreign currency non-delivery forward contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

As of June 30, 2024, the fair value of our interest rate swap was in a net asset position of $7.1 million. We had 11 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 30, 2024.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of June 30, 2024, that we expect will be reclassified to earnings within the next twelve months, is $3.8 million.

The fair value of our interest rate swap hedges is classified in the accompanying consolidated balance sheets, as of June 30, 2024, as follows:

	Derivative Assets		Derivative Liabilities
	June 30, 2024		June 30, 2024
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$7,147	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$7,147	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $7,147 as of June 30,2024.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the quarter ended June 30, 2024:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2024	2023		2024	2023

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$(342)	$1,823	Interest Expense and Operating Revenues	$1,084	$918

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the six months ended June 30, 2024:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Six Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2024	2023		2024	2023

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$694	$(14)	Interest Expense and Operating Revenues	$2,183	$4,054

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

As of June 30, 2024, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2024	December 31, 2023
Fair Value	138,674	166,041
Carrying Value	140,058	163,004

Note 9. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as the Company’s other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Current income tax
United States	$(4,775)	$(2,996)	$(8,607)	$(6,460)
Colombia	(9,774)	(16,275)	(13,582)	(37,323)
Panama	(5)	(3)	(6)	(6)
	(14,554)	(19,274)	(22,195)	(43,789)

Deferred income Tax
United States	929	157	(249)	(127)
Colombia	1,132	(4,131)	(1,208)	(4,003)
	2,061	(3,974)	(1,457)	(4,130)
Total income provision	$(12,493)	$(23,248)	$(23,652)	$(47,919)

Effective tax rate	26.3%	30.7%	26.8%	32.2%

The effective income tax rate for the three and six months ended June 30, 2024, of 26.3% and 26.8%, respectively, are below the statutory rate of 30.5%, as the proportion of our taxable income shifts jurisdictions resulting from new developments of our product designs, trademarks and other intellectual property rights. The effective tax rate for the three and six months ended June 30, 2023, of 30.7% and 32.2%, respectively, approximate the statutory rate.

Note 10. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	June 30, 2024	December 31, 2023
Due from related parties:
Studio Avanti SAS	396	460
Alutrafic Led SAS	363	322
Prisma Glass LLC	343	281
Due from other related parties	584	324
Total due from related parties	$1,686	$1,387

Due to related parties:
Vidrio Andino	5,027	3,927
Incantesimo SAS	-	2,500
Due to other related parties	1,350	1,071
Total due to related parties	$6,377	$7,498

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales to related parties:
Prisma Glass LLC	315	-	508	-
Alutrafic Led SAS	239	192	378	365
Studio Avanti SAS	149	129	345	285
Sales to other related parties	23	171	33	175
	$726	$492	$1,264	$825

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three and six months ended June 30, 2024, we sold $239 and $378, to Alutrafic, respectively, compared to $192 and $365 during the three and six months ended June 30, 2023, respectively. Additionally, we had outstanding accounts receivable from Alutrafic of $363 and $322 as of June 30, 2024 and December 31, 2023, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and six months ended June 30, 2024 of $821 and $1,570, respectively, compared to $869 and $1,533 during the three and six months ended June 30, 2023, respectively.

Incantesimo SAS

On November 10, 2023, we acquired the 30% equity interest in ESMetals previously not owned by us for an aggregate of $5,500 from Incantesimo SAS, a Colombia domiciled company of which the primary beneficiary is Carlos Peña, who holds a senior management position at the Company. The Company paid $3,000 during November and December 2023, and the remaining $2,500 was paid on April 10, 2024.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $315 and $508 to Prisma-Glass LLC during the three and six months ended June 30, 2024, respectively, and had outstanding accounts receivable of $343, and $281, as of June 30, 2024, and December 30, 2023, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and six months ended June 30, 2024, we purchased $110 and $261, respectively, compared to $469 and $705 purchased during the three and six months ended June 30, 2023, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of June 30, 2024, and December 31, 2023, the Company had outstanding accounts receivable from Avanti of $396 and $460, respectively. During the three and six months ended June 30, 2024, we sold $149 and $345 of products to Avanti, respectively, compared to $129 and $285 during the three and six months ended June 30, 2023, respectively.

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

In the ordinary course of business, we purchased $7,214 and $14,095 of materials from Vidrio Andino during the three and six months ended June 30, 2024, respectively, compared to $7,612 and $13,957, during the three and six months ended June 30, 2023. We also had outstanding payables to Vidrio Andino of $5,027 and $3,927 as of June 30, 2024, and December 31, 2023, respectively. We recorded equity method income of $1,237 and $2,283 on our Consolidated Statement of Operations during the three and six months ended June 30, 2024, respectively, compared to $1,120 and $2,568 recorded during the three and six months ended June 30, 2023, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $733 and $796 as of June 30, 2024 and December 31, 2023, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 11. Shareholders’ Equity

Dividends

On June 11, 2024, the Company declared a regular quarterly dividend of $0.11 per share, or $0.44 per share on an annualized basis. The dividend was paid on July 31, 2024, to shareholders of record as of the close of business on June 28, 2024.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share
Net Income attributable to parent	$35,028	$52,445	$64,758	$100,680

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,996,705	47,647,041	46,996,706	47,674,403
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,996,705	47,647,041	46,996,706	47,674,403
Basic earnings per ordinary share	$0.75	$1.10	$1.38	$2.11
Diluted earnings per ordinary share	$0.75	$1.10	$1.38	$2.11

Note 12. Commitments and Contingencies

Commitments

As of June 30, 2024, the Company had outstanding obligations to purchase an aggregate of at least $54,989 of certain raw materials from a specific supplier before November 30, 2030, and an aggregate of at least $9,854 of certain raw materials from a specific supplier through 2028.

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

We have focused on working with The Power of Quality, always making sure that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables, that help us make decisions and create value for our stakeholders. We carry out a series of initiatives based on our global sustainability strategy, which is supported on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation, and empowering our environment. As part of this strategy, we have voluntarily adhered to UN Global Compact Principles since 2017 and in pursuit of our cooperation with the attainment of the SDGs joined in 2021 a program to dynamize, strengthen and make visible the management of greenhouse gas emissions as a carbon neutral strategy set out by the Colombian government for 2050.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating Revenues	$219,654	$225,280	$412,281	$427,919
Cost of sales	(130,077)	(115,610)	(248,044)	(210,494)
Gross profit	89,577	109,670	164,237	217,425
Operating expenses	(38,443)	(35,169)	(72,081)	(69,244)
Operating income	51,134	74,501	92,156	148,181
Non-operating income and expenses, net	2,731	1,625	3,811	2,912
Equity method income	1,237	1,119	2,283	2,568
Foreign currency transactions (losses) gains	(5,575)	889	(5,728)	(211)
Interest Expense and deferred cost of financing	(2,006)	(2,321)	(4,112)	(4,594)
Income tax provision	(12,493)	(23,248)	(23,652)	(47,919)
Net income	35,028	52,565	64,758	100,937
Income attributable to non-controlling interest	-	(120)	-	(257)
Income attributable to parent	$35,028	$52,445	$64,758	$100,680

Comparison of quarterly periods ended June 30, 2024, and 2023

Revenues

Operating revenues during the quarter ended June 30, 2024 was $219.7 million, compared to $225.3 million during the quarter ended June 30, 2023, a decrease of $5.6 million or 2.5%, year over year. The decrease was driven by lower commercial revenues, down $14.4 million, or 10.4% year over year, impacted by high interest and mortgage rates. Despite the aforementioned higher rates, the single-family residential market grew $8.8 million, or 10.1% year over year, as the Company continues to expand its footprint on the US residential market.

Gross profit

Gross profit during the three months ended June 30, 2024 was $89.6 million, a decrease of $20.1 million, or 18.3%, from $109.7 million during the three months ended June 30, 2023. The gross profit margin during the three months ended June 30, 2024 was 40.8%, down from 48.7% during the second quarter of 2023, primarily related to a 11.4% appreciation of the Colombian Peso impacting our costs denominated in Colombian Pesos against our predominantly US Dollar revenue stream. In addition, our operational leverage was negatively affected by wage increase, over lower total sales, this effect accounted for 240-basis points deterioration of our gross margin.

Expenses

Operating expenses increased $3.2 million, or 9.3%, from $35.2 million to $38.4 million for the quarters ended June 30, 2023 and 2024, respectively. The increase resulted primarily from higher administrative expenses to support a larger operation and ongoing geographical expansion over the US market, as well as administrative salary adjustments.

Non-operating income and expenses, net

During the three months ended June 30, 2024 and 2023, the Company recorded net non-operating income of $2.7 million and $1.6 million, respectively. Non-operating income is comprised of interest income from short term investments, as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the three months ended June 30, 2024, the Company recorded a non-operating loss of $5.6 million associated with foreign currency transactions compared to a net non-operating gain of $0.9 million during the three months ended June 30, 2023.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing decreased $0.3 million, or 13.6%, to $2.0 million during the quarter ended June 30, 2024, as the Company voluntarily prepaid $30 million during the year to reduce its debt balance and benefited from having a favorable interest rate hedge in place for approximately 90% of its outstanding debt after giving effect to the voluntary prepayments.

Income Taxes

The effective income tax rate for the three months ended June 30, 2024, of 26.3% is below the statutory rate, as the proportion of our taxable income shifts jurisdictions resulting from new developments of our product designs, trademarks and other intellectual property rights. The effective tax rate for the three months ended June 30, 2023, of 30.7%, approximate the statutory rate.

As a result of the foregoing, the Company recorded net income for the three months ended June 30, 2024 of $35.0 million compared to net income of $52.6 million for the three months ended June 30, 2023.

Comparison of six-month periods ended June 30, 2024 and 2023

Revenues

Operating revenues during the six months ended June 30, 2024 was $412.3 million, compared to $427.9 million during the quarter ended June 30, 2023, a decrease of $15.6 million or 3.7%, year over year. The decrease was mainly related to lower commercial sales due to higher interest and mortgage rates, while single family residential in the US remained stable.

Gross profit

Gross profit during the six months ended June 30, 2024 was $164.2 million, a decrease of 53.2 million, or 24.5%, from $217.4 million during the six months ended June 30, 2023. The gross profit margin during the six months ended June 30, 2024 decreased to 39.8% from 50.8% during the first half of 2023, primarily related to a 14.7% appreciation of the Colombian Peso impacting our costs denominated in Colombian Pesos against our predominantly US Dollar revenue stream. Additionally, the year over year comparison was also impacted by the mix of revenues, and by higher salaries which were adjusted at the beginning of the year.

Expenses

Operating expenses increased $2.8 million, or 4.1%, from $69.2 million to $72.1 million for the six months ended June 30, 2023 and 2024, respectively. The increase was mainly driven by administrative salary adjustments and a negative effect in COP denominated amounts related to a 14.7% appreciation of the Colombian Peso against US Dollar over the period.

Non-operating income and expenses, net

During the six months ended June 30, 2024 and 2023, the Company recorded non-operating income of $3.8 and $2.9 million, respectively. Non-operating income for the period is comprised primarily of interest income from short-term investments, income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the six months ended June 30, 2024, the Company recorded a non-operating net loss of $5.7 million associated with foreign currency transactions, compared to a net loss of $0.2 million during the six months ended June 30, 2023.

Interest Expense

Interest expense and deferred cost of financing decreased $0.5 million, or 10.5%, to $4.1 million during the six months ended June 30, 2024, from $4.6 million during the six months ended June 30, 2023, as the Company voluntarily prepaid $30 million to reduce its debt balance and benefited from having a favorable interest rate hedge in place for approximately 90% of its outstanding debt.

Income Taxes

The effective income tax rate for the six months ended June 30, 2024, of 26.8%, is below the statutory rate, as the proportion of our taxable income shifts jurisdictions resulting from new developments of our product designs, trademarks and other intellectual property rights. The effective tax rate for the six months ended June 30, 2023, of 32.2%, approximate the statutory rate.

As a result of the foregoing, the Company recorded a net income for the six months ended June 30, 2024 of $64.8 million and $100.9 million for the six months ended June 30, 2023.

Liquidity

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $126.8 million and $129.5 million, respectively. Additionally, we currently have approximately $170.0 million available under different lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities through the remainder of the year, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the six months ended June 30, 2024 and 2023, we made investments primarily in building and construction and machinery and equipment in the amounts of $34.8 million and $45.1 million, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines, expanding our aluminum facilities, putting new vinyl windows lines to penetrate this new product segment and purchasing land to grow beyond current installed capacity. The Company estimates that current manufacturing operating capacity has reached approximately $1.2 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2024	2023
Cash Flow provided by Operating Activities	$67,945	$43,214
Cash Flow used in Investing Activities	(27,802)	(38,079)
Cash Flow used in Financing Activities	(40,327)	(7,832)
Effect of exchange rates on cash and cash equivalents	(2,519)	3,711
Cash Balance - Beginning of Period	129,508	103,672
Cash Balance - End of Period	$126,805	$104,686

During the six months ended June 30, 2024 and 2023, operating activities generated approximately $67.9 million and $43.2 million, respectively. The main sources of operating cash during the six months ended June 30, 2024 were driven by an improvement in working capital associated with inventories and trade accounts payable. Inventories generated $14.4 million, mostly due to a faster raw material and finished goods turnover during the six months ended June 30, 2024, as main projects are being executed; compared to a net use of $15.6 million during the six months ended June 30, 2024, as we procured materials to meet our growing operations. In addition, trade accounts payable generated $12.7 million, compared with $16.2 million generated during the six months ended June 30, 2023. The largest use of cash in operating activities were taxes payable, which used $37.0 million during the six months ended June 30, 2024, resulting from taxes paid during the period, as the Colombian subsidiaries fully paid their 2023 income tax during the second quarter of 2024.

We used $27.8 million and $38.1 million in investing activities during the six months ended June 30, 2024, and 2023, respectively. The main use of cash in investing activities during the six months ended June 30, 2024, was related to our recent initiatives to increase capacity and efficiency. During the six months ended June 30, 2024, we paid $30.2 million to acquire property plant and equipment, which in combination with $4.6 million acquired under credit or debt, amount to total capital expenditures of $34.8 million. During the six months ended June 30, 2023, we used $37.9 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $45.1 million.

Financing activities used $40.3 million and $7.8 million during the six months ended June 30, 2024 and 2023, respectively. On April 10, 2024, we paid $2,500 to Incantesimo SAS, related to the acquisition of the remaining 30% equity interest of ES Metals. We paid $9.4 million and $7.9 million of dividends to holders of our ordinary shares during the six months ended June 30, 2024 and 2023, respectively. Additionally, during the six months ended June 30, 2024, we used $31.0 million to repay debt from our Senior Secured Line of Credit and other smaller facilities.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in interest rates, foreign currency exchange rates and commodity market prices.

A rise in interest rates could negatively affect the cost of financing for a significant portion of our debt with variable interest rates. If interest rates were to increase over the next 12 months by 100 basis points, net earnings would decrease by approximately $0.2 million based the current composition of our indebtedness. This market risk exposure is net of the effect from interest rate hedging derivative financial instruments further described in the footnotes to the financial statements.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 2.7% of our consolidated revenues and 25% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. However, as our costs and expenses in Colombian Pesos increase, a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our quarter revenues increasing by $0.6 million and our costs and expenses increasing by approximately $4.6 million, resulting in a $4.0 million decrease to net earnings based on results for the six months ended June 30, 2024.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $51.2 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.5 million recorded in the Company’s Consolidated Statement of Operations as of June 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2024 in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for each of the three months in the period ended June 30, 2024, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2024	-	$-	-	$-
May 1-31, 2024	-	$-	-	$-
June 1-30, 2024	100	$52.9	-	$26,527,637
	100	$52.9	-

(1)	On June 27, 2024, the Company repurchased 100 ordinary shares in a transaction not completed under the Company’s stock buyback program.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2024

