Form 10-Q
period 2024-09-30
Tecnoglass Inc.
filed 2024-11-07
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 4, 2024, there were 46,995,298 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$122,090	$129,508
Investments	2,688	2,907
Trade accounts receivable, net	208,980	166,498
Due from related parties	1,769	1,387
Inventories	142,942	159,070
Contract assets – current portion	19,330	17,800
Other current assets	49,036	58,590
Total current assets	$546,835	$535,760
Long-term assets:
Property, plant and equipment, net	$341,469	$324,591
Deferred income taxes	283	169
Contract assets – non-current	12,968	8,797
Intangible assets	3,882	3,475
Goodwill	23,561	23,561
Long-term investments	61,544	60,570
Other long-term assets	5,731	5,794
Total long-term assets	449,438	426,957
Total assets	$996,273	$962,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,819	$7,002
Trade accounts payable and accrued expenses	99,569	82,784
Due to related parties	7,354	7,498
Dividends payable	5,198	4,265
Contract liability – current portion	94,848	72,543
Other current liabilities	38,533	61,794
Total current liabilities	$247,321	$235,886
Long-term liabilities:
Deferred income taxes	$12,808	$15,793
Contract liability – non-current	-	14
Long-term debt	122,837	163,004
Total long-term liabilities	135,645	178,811
Total liabilities	$382,966	$414,697
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,996,408 and 46,996,708 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	192,369	192,385
Retained earnings	498,821	400,035
Accumulated other comprehensive loss	(79,346)	(45,863)
Total shareholders’ equity	613,307	548,020
Total liabilities and shareholders’ equity	$996,273	$962,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating revenues:
External customers	$237,439	$210,268	$648,456	$637,362
Related parties	888	475	2,152	1,300
Total operating revenues	238,327	210,743	650,608	638,662
Cost of sales	(129,094)	(120,216)	(377,138)	(330,710)
Gross profit	109,233	90,527	273,470	307,952
Operating expenses:
Selling expense	(23,190)	(15,724)	(60,773)	(52,531)
General and administrative expense	(18,348)	(13,791)	(52,846)	(46,228)
Total operating expenses	(41,538)	(29,515)	(113,619)	(98,759)
Operating income	67,695	61,012	159,851	209,193
Non-operating income, net	1,365	605	5,176	3,517
Equity method income	1,394	1,108	3,677	3,676
Foreign currency transactions gains (loss)	870	1,142	(4,858)	931
Interest expense and deferred cost of financing	(1,811)	(2,325)	(5,923)	(6,919)
Income before taxes	69,513	61,542	157,923	210,398
Income tax provision	(19,978)	(15,447)	(43,630)	(63,366)
Net income	$49,535	$46,095	$114,293	$147,032
Income attributable to non-controlling interest	-	(232)	-	(489)
Income attributable to parent	$49,535	$45,863	$114,293	$146,543
Basic income per share	$1.05	$0.96	$2.43	$3.08
Diluted income per share	$1.05	0.96	$2.43	$3.08
Basic weighted average common shares outstanding	46,996,554	47,599,339	46,996,655	47,649,037
Diluted weighted average common shares outstanding	46,996,554	47,599,339	46,996,655	47,649,037
Other comprehensive income:
Foreign currency translation adjustments	(2,657)	8,227	(30,948)	43,276
Change in fair value of derivative contracts	(3,229)	601	(2,535)	587
Other comprehensive income	(5,886)	8,828	(33,483)	43,863
Comprehensive income	$43,649	$54,923	$80,810	$190,895
Comprehensive income attributable to non-controlling interest	-	(232)	-	(489)
Comprehensive income attributable to parent	$43,649	$54,691	$80,810	$190,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,293	$147,032
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	714	2,537
Depreciation and amortization	19,730	15,841
Deferred income taxes	(992)	7,565
Equity method income	(3,677)	(3,676)
Deferred cost of financing	938	929
Other non-cash adjustments	113	157
Unrealized currency translation loss (gains)	3,045	(23,280)
Changes in operating assets and liabilities:
Trade accounts receivable	(38,789)	(10,351)
Inventories	2,680	(15,271)
Prepaid expenses	(2,930)	(2,028)
Other assets	5,050	(25,535)
Trade accounts payable and accrued expenses	10,063	8,371
Taxes payable	(22,179)	(21,670)
Labor liabilities	2,949	2,425
Other liabilities	11	245
Contract assets and liabilities	15,921	13,066
Related parties	2,466	(1,871)
CASH PROVIDED BY OPERATING ACTIVITIES	$109,406	$94,486

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	2,703	-
Purchase of investments	(316)	(303)
Acquisition of property and equipment	(53,873)	(62,194)
CASH USED IN INVESTING ACTIVITIES	$(51,486)	$(62,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(14,575)	(12,158)
Non-controlling interest purchase	(2,500)	-
Stock buyback	(16)	(8,882)
Proceeds from debt	2,657	109
Repayments of debt	(48,966)	-
CASH USED IN FINANCING ACTIVITIES	$(63,400)	$(20,931)

Effect of exchange rate changes on cash and cash equivalents	$(1,938)	$4,243

NET (DECREASE) INCREASE IN CASH	(7,418)	15,301
CASH - Beginning of period	129,508	103,672
CASH - End of period	$122,090	$118,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,049	$8,543
Income Tax	$77,953	$94,914

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$5,571	$11,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non- Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2023	46,996,708	5	192,385	1,458	400,035	(45,863)	548,020	-	548,020

Dividend ($0.11 per share)	-	-	-	-	(5,169)	-	(5,169)	-	(5,169)

Derivative financial instruments	-	-	-	-	-	1,036	1,036	-	1,036

Foreign currency translation	-	-	-	-	-	30	30	-	30

Net income	-	-	-	-	29,730	-	29,730	-	29,730

Balance at March 31, 2024	46,996,708	5	192,385	1,458	424,596	(44,797)	573,647	-	573,647

Dividend ($0.11 per share)	-	-	-	-	(5,168)	-	(5,168)	-	(5,168)

Share Repurchase	(100)	-	(5)	-	-	-	(5)	-	(5)

Derivative financial instruments	-	-	-	-	-	(342)	(342)	-	(342)

Foreign currency translation	-	-	-	-	-	(28,321)	(28,321)	-	(28,321)

Net income	-	-	-	-	35,028	-	35,028	-	35,028

Balance at June 30, 2024	46,996,608	5	192,380	1,458	454,456	(73,460)	574,839	-	574,839

Dividend ($0.11 per share)	-	-	-	-	(5,170)	-	(5,170)	-	(5,170)

Share Repurchase	(200)	-	(11)	-	-	-	(11)	-	(11)

Derivative financial instruments	-	-	-	-	-	(3,229)	(3,229)	-	(3,229)

Foreign currency translation	-	-	-	-	-	(2,657)	(2,657)	-	(2,657)

Net income	-	-	-	-	49,535	-	49,535	-	49,535

Balance at Sep 30, 2024	46,996,408	5	192,369	1,458	498,821	(79,346)	613,307	-	613,307

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non- Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2022	47,674,773	5	219,290	1,458	234,254	(106,187)	348,820	1,505.00	350,325

Dividend ($0.09 per share)	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Derivative financial instruments	-	-	-	-	-	(1,837)	(1,837)	-	(1,837)

Foreign currency translation	-	-	-	-	-	7,811	7,811	-	7,811

Net income	-	-	-	-	48,235	-	48,235	137	48,372

Balance at March 31, 2023	47,674,773	5	219,290	1,458	278,198	(100,213)	398,738	1,642	400,380

Dividend ($0.09 per share)	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Share Repurchase	(1,340)	-	(56)	-	-	-	(56)	-	(56)

Derivative financial instruments	-	-	-	-	-	1,823	1,823	-	1,823

Foreign currency translation	-	-	-	-	-	27,238	27,238	-	27,238

Net income	-	-	-	-	52,445	-	52,445	120	52,565

Balance at June 30, 2023	47,673,433	5	219,234	1,458	326,353	(71,152)	475,898	1,762	477,660

Dividend ($0.09 per share)	-	-	-	-	(4,291)	-	(4,291)	-	(4,291)

Share Repurchase	(227,442)	-	(8,826)	-	-	-	(8,826)	-	(8,826)

Derivative financial instruments	-	-	-	-	-	601	601	-	601

Foreign currency translation	-	-	-	-	-	8,227	8,227	-	8,227

Net income	-	-	-	-	45,863	-	45,863	232	46,095

Balance at Sep 30, 2023	47,445,991	5	210,408	1,458	367,925	(62,323)	517,473	1,993	519,466

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

Note 3. - Inventories, net

	September 30, 2024	December 31, 2023
Raw materials	$91,423	$100,828
Work in process	20,538	19,738
Finished goods	6,539	9,941
Spares and accessories	23,444	27,057
Packing material	1,282	1,715
Total Inventories, gross	143,226	159,279
Less: Inventory allowance	(284)	(209)
Total inventories, net	$142,942	$159,070

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Fixed price contracts	$43,653	$35,735	$107,706	$97,158
Product sales	194,674	175,008	542,902	541,504
Total Revenues	$238,327	$210,743	$650,608	$638,662

The following table presents revenues broken down by geographical location:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Colombia	$5,473	$7,218	$16,542	$18,920
United States	228,196	200,347	621,897	609,911
Panama	283	433	811	1,017
Other	4,375	2,745	11,358	8,814
Total Revenues	$238,327	$210,743	$650,608	$638,662

The following table presents revenues broken down by market:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Residential	$109,729	$87,811	$278,632	$258,345
Commercial	128,598	122,932	371,976	380,317
Total Revenues	$238,327	$210,743	$650,608	$638,662

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

Trade accounts receivable consist of the following:

	September 30, 2024	December 31, 2023
Trade accounts receivable	211,785	168,778
Less: Allowance for credit losses	(2,805)	(2,280)
Total	$208,980	$166,498

The changes in the allowance for credit losses for the nine months ended September 30, 2024 are:

Nine months ended September 30, 2024
Balance at beginning of period	$2,280
Provisions for credit losses	714
Deductions and write-offs, net of foreign currency adjustment	(189)
Balance at end of period	$2,805

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

The table below presents the components of net contract assets (liabilities):

	September 30, 2024	December 31, 2023
Contract assets — current	$19,330	$17,800
Contract assets — non-current	12,968	8,797
Contract liabilities — current	(94,848)	(72,543)
Contract liabilities — non-current	-	(14)
Net contract liability	$(62,550)	$(45,960)

The components of contract assets are presented in the table below:

	September 30, 2024	December 31, 2023
Unbilled contract receivables, gross	$3,426	$4,501
Retainage	28,872	22,096
Total contract assets	32,298	26,597
Less: current portion	19,330	17,800
Contract Assets – non-current	$12,968	$8,797

The components of contract liabilities are presented in the table below:

	September 30, 2024	December 31, 2023
Billings in excess of costs	$52,714	35,949
Advances from customers on uncompleted contracts	42,134	36,608
Total contract liabilities	94,848	72,557
Less: current portion	94,848	72,543
Contract liabilities – non-current	$-	14

During the three and nine months ended September 30, 2024, the Company recognized $2,508 and $12,851 of sales related to its contract liabilities on January 1, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recognized $472 and $6,375 of sales related to its contract liabilities on January 1, 2023, respectively.

Remaining Performance Obligations

As of September 30, 2024, the Company had $709.2 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $167.6 million are expected to be recognized during the year ending December 31, 2024, $340.6 million during the year ending December 31, 2025, and $202.1 million during the year ending December 31, 2026.

Note 5. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of GM&P.

	September 30, 2024
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	13,431	(9,549)	3,882

	December 31, 2023
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	12,231	(8,756)	3,475

The weighted average amortization period is 4.7 years.

During the three and nine months ended September 30, 2024, the amortization expense amounted to $391 and $1,075, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and nine months ended September 30, 2023, the amortization expense amounted to $293 and $908, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2024, is as follows:

Year ending	(in thousands)
2024	$356
2025	866
2026	698
2027	630
2028	516
Thereafter	816
$3,882

Note 6. Supplier Finance Program

Tecnoglass has established payment terms to suppliers for the purchase of goods and services, which normally range between 30 and 60 days. In the normal course of business, suppliers may require liquidity and manage, through third parties, the advanced payment of invoices. The Company allows its suppliers the option to payments in advance of an invoice due date, through a third-party finance provider or intermediary, with the purpose of allowing suppliers to obtain the required liquidity. For these purposes, suppliers present to Tecnoglass the third-party finance provider or intermediary with whom they will carry out the finance program and establish an agreement, through which the invoices will be paid by the third-party finance provider or intermediary once Tecnoglass has confirmed the invoices as valid. Once the Company confirms the invoices are valid, the third-party finance provider or intermediary proceeds with the payment to the supplier. Subsequently, Tecnoglass pays the invoices for goods or services to the third-party finance provider or intermediary selected by the supplier. Payment times do not vary from those initially agreed with the supplier, as stated in the invoices factored by the supplier (i.e. between 30 and 60 days). Pursuant to the supplier finance programs, the Company has not been required to pledge any assets as security nor to provide any guarantee to any third-party finance provider or intermediary.

As of September 30, 2024, the obligations outstanding related to the supplier finance program amounted to $1,414, recorded as current liabilities, with $919 classified as trade accounts payable and accrued expenses and $495 classified as due to related parties. As of December 31, 2023, the obligations outstanding related to the supplier finance program amount $2,722, recorded as current liabilities, with $2,330 classified as trade accounts payable and accrued expenses and $392 classified as due to related parties.

Note 7. Debt

The Company’s debt is comprised of the following:

	September 30, 2024	December 31, 2023
Revolving lines of credit	$668	$525
Finance lease	165	327
Other current debt	1,000	-
Senior Secured Credit Facility	125,000	172,500
Less: Deferred cost of financing	(2,177)	(3,346)
Total obligations under borrowing arrangements	124,656	170,006
Less: Current portion of long-term debt and other current borrowings	1,819	7,002
Long-term debt	$122,837	$163,004

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October 2020. The effective interest rate for this credit facility including deferred issuance costs is 7.03%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year ended December 31, 2021. Beginning on July 1, 2023, the interest rate on this credit facility was updated to SOFR plus the same spread of 1.5%. As of September 2024, we voluntarily prepaid $47.5 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%.

Maturities of long-term debt and other current borrowings as of September 30, 2024, are as follows:

2025	$1,819
2026	14
2027	125,000
Total	$126,833

The Company’s loans have maturities ranging from several weeks to 4 years. Our credit facilities bore a weighted average interest rate of 6.23% as of September 30, 2024.

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

As of September 30, 2024, the fair value of our interest rate swap was in a net asset position of $3.9 million. We had 9 outstanding interest rate swap contracts to hedge $125 million related to our outstanding debt through November 2026. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 30, 2024.

We assess the effectiveness of our interest rate swap contracts by comparing the change in the fair value of the interest rate swap contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of September 30, 2024, that we expect will be reclassified to earnings within the next twelve months, is $2.4 million.

The fair value of our interest rate swap hedges is classified in the accompanying consolidated balance sheets, as of September 30, 2024, are as follows:

	Derivative Assets		Derivative Liabilities
	September 30, 2024		September 30, 2024
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$3,918	Accrued liabilities	$-
Total derivative instruments	Total derivative assets	$3,918	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $3,918 as of September 30, 2024.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements for the quarter ended September 30, 2024:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	September 30,	September 30,		September 30,	September 30,
	2024	2023		2024	2023

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$(3,229)	$601	Interest Expense and Operating Revenues	$1,131	$1,065

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements for the nine months ended September 30, 2024:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Nine Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2024	2023		2024	2023

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$(2,535)	$587	Interest Expense and Operating Revenues	$3,314	$5,219

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

As of September 30, 2024, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates (which are level 2 inputs).

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2024	December 31, 2023
Fair Value	119,062	166,041
Carrying Value	122,837	163,004

Note 9. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as the Company’s other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Current income tax
United States	$(5,781)	$(8,840)	$(14,388)	$(15,300)
Colombia	(16,643)	(3,167)	(30,225)	(40,490)
Panama	(3)	(5)	(9)	(11)
	(22,427)	(12,012)	(44,622)	(55,801)

Deferred income Tax
United States	381	(433)	132	(560)
Colombia	2,068	(3,002)	860	(7,005)
	2,449	(3,435)	992	(7,565)
Total income provision	$(19,978)	$(15,447)	$(43,630)	$(63,366)

Effective tax rate	28.7%	25.1%	27.6%	30.1%

The effective income tax rate for the three and nine months ended September 30, 2024, of 28.7% and 27.6%, respectively, as well as the effective income tax rate of 25.1% during the three months ended September 30, 2023 are below the weighted average statutory rate of 31.1% as of September 30, 2024 and 33.1% as of September 30, 2023 as the Colombian subsidiaries which bear a higher corporate income tax rate recorded a proportionally lower share of the consolidated income.

Note 10. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	September 30, 2024	December 31, 2023
Due from related parties:
Alutrafic Led SAS	460	322
Prisma Glass LLC	400	281
Studio Avanti SAS	387	460
Due from other related parties	522	324
Total due from related parties	$1,769	$1,387

Due to related parties:
Vidrio Andino	5,792	3,927
Incantesimo SAS	-	2,500
Due to other related parties	1,562	1,071
Total due to related parties	$7,354	$7,498

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales to related parties:
Prisma Glass LLC	301	-	809	-
Alutrafic Led SAS	298	275	676	640
Studio Avanti SAS	272	64	617	349
Sales to other related parties	17	136	50	311
	$888	$475	$2,152	$1,300

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three and nine months ended September 30, 2024, we sold $298 and $676 to Alutrafic, respectively, compared to $275 and $640 during the three and nine months ended September 30, 2023, respectively. Additionally, we had outstanding accounts receivable from Alutrafic of $460 and $322 as of September 30, 2024 and December 31, 2023, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and nine months ended September 30, 2024 of $830 and $2,401, respectively, compared to $1,023 and $2,556 during the three and nine months ended September 30, 2023, respectively.

Incantesimo SAS

On November 10, 2023, we acquired the 30% equity interest in ESMetals previously not owned by us for an aggregate of $5,500 from Incantesimo SAS, a Colombia domiciled company of which the primary beneficiary is Carlos Peña, who holds a senior management position at the Company. The Company paid $3,000 during November and December 2023, and the remaining $2,500 was paid in April, 2024.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $301 and $809 to Prisma-Glass LLC during the three and nine months ended September 30, 2024, respectively, and had outstanding accounts receivable of $400, and $281, as of September 30, 2024, and December 31, 2023, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and nine months ended September 30, 2024, we purchased $474 and $736, respectively, compared to $268 and $973 purchased during the three and nine months ended September 30, 2023, respectively. Additionally, during the three months ended September 30, 2024, we purchased a lot of land adjacent to our manufacturing facilities from Santa Maria del Mar SAS for $339.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of September 30, 2024, and December 31, 2023, the Company had outstanding accounts receivable from Avanti of $387 and $460, respectively. During the three and nine months ended September 30, 2024, we sold $272 and $617 of products to Avanti, respectively, compared to $64 and $349 during the three and nine months ended September 30, 2023, respectively.

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

In the ordinary course of business, we purchased $8,925 and $23,019 of materials from Vidrio Andino during the three and nine months ended September 30, 2024, respectively, compared to $6,912 and $20,869, during the three and nine months ended September 30, 2023. We also had outstanding payables to Vidrio Andino of $5,792 and $3,927 as of September 30, 2024, and December 31, 2023, respectively. We recorded equity method income of $1,394 and $3,677 on our Consolidated Statement of Operations during the three and nine months ended September 30, 2024, respectively, compared to $1,108 and $3,676 recorded during the three and nine months ended September 30, 2023, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $731 and $796 as of September 30, 2024 and December 31, 2023, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 11. Shareholders’ Equity

Dividends

On September 5, 2024, the Company declared a regular quarterly dividend of $0.11 per share, or $0.44 per share on an annualized basis. The dividend was paid on October 31, 2024, to shareholders of record as of the close of business on September 30, 2024. On November 6, 2024, the Board of Directors approved an increase on the quarterly dividend to $0.15 per share, or $0.60 per share on an annualized basis.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share
Net Income attributable to parent	$49,535	$45,863	$114,293	$146,543

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,996,554	47,599,339	46,996,655	47,649,037
Effect of dilutive securities and stock dividend				-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,996,554	47,599,339	46,996,655	47,649,037
Basic earnings per ordinary share	$1.05	$0.96	$2.43	$3.08
Diluted earnings per ordinary share	$1.05	$0.96	$2.43	$3.08

Note 12. Commitments and Contingencies

Commitments

As of September 30, 2024, the Company had outstanding obligations to purchase an aggregate of at least $49,351of certain raw materials from a specific supplier before November 30, 2030, and an aggregate of at least $9,605 of certain raw materials from a specific supplier through 2028.

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

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating Revenues	$238,327	$210,743	$650,608	$638,662
Cost of sales	(129,094)	(120,216)	(377,138)	(330,710)
Gross profit	109,233	90,527	273,470	307,952
Operating expenses	(41,538)	(29,515)	(113,619)	(98,759)
Operating income	67,695	61,012	159,851	209,193
Non-operating income and expenses, net	1,365	605	5,176	3,517
Equity method income	1,394	1,108	3,677	3,676
Foreign currency transactions gains (losses)	870	1,142	(4,858)	931
Interest Expense and deferred cost of financing	(1,811)	(2,325)	(5,923)	(6,919)
Income tax provision	(19,978)	(15,447)	(43,630)	(63,366)
Net income	49,535	46,095	114,293	147,032
Income attributable to non-controlling interest	-	(232)	-	(489
Income attributable to parent	$49,535	$45,863	$114,293	$146,543

Comparison of quarterly periods ended September 30, 2024, and 2023

Revenues

Operating revenues increased $27.6 million, or 13.1%, from $210.7 during the quarter ended September 30, 2023, to $238.3 million, during the quarter ended September 30, 2024. Strong revenues during the third quarter of 2024 were driven by strong activity in the U.S market, where revenues increased $27.8 million, or 13.9% year over year, from $200.3 million during the quarter ended September 30, 2023, to $228.2 million during the quarter ended September 30, 2024. The increase was driven by higher residential revenues, up $21.9 million, or 25.0% year over year, resulting from strong demand since the beginning of 2024. Commercial market revenues increased $5.7 million, or 4.6% year over year, as we continue to execute on our growing backlog. Revenues from Latin-America remained stable at approximately $10.1 million year over year.

Gross profit

Gross profit increased $18.7 million, or 20.7%, from $90.5 million during the three months ended September 30, 2023, to $109.2 million, during the three months ended September 30, 2024. The gross profit margin during the three months ended September 30, 2024, was 45.8%, up from 43.0% during the third quarter of 2023, primarily related to favorable pricing dynamic, a more profitable revenue mix, as residential sales (with no installation) represent 46.0% of our total revenues in 2024, compared to 41.7% in 2023.

Expenses

Operating expenses increased $12.0 million, or 40.7%, from $29.5 million to $41.5 million for the quarters ended September 30, 2023 and 2024, respectively. The increase resulted primarily from higher administrative and selling expenses to support a larger operation and ongoing geographical expansion over the US market, as well as inflation adjusted increases on administrative expenses such as salaries and others.

Non-operating income and expenses, net

During the three months ended September 30, 2024 and 2023, the Company recorded net non-operating income of $1.4 million and $0.6 million, respectively. Non-operating income is comprised of interest income from short term investments, as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the three months ended September 30, 2024, the Company recorded a non-operating gain of $0.9 million associated with foreign currency transactions compared to a net non-operating gain of $1.1 million during the three months ended September 30, 2023.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing decreased $0.5 million, or 22.1%, to $1.8 million during the quarter ended September 30, 2024, as the Company voluntarily prepaid $47.0 million during the year to reduce its debt balance and benefited from having a favorable interest rate hedge in place for 100% of its outstanding syndicated debt after giving effect to the voluntary prepayments.

Income Taxes

The effective income tax rate of 28.7% and 25.1% for the three months ended September 30, 2024, and 2023, respectively, are below the average statutory rates of 31.1% and 33.1% during each of those periods, respectively, as the proportion of our taxable income shift jurisdictions resulting from new developments of our product designs, trademarks and other intellectual property rights.

As a result of the foregoing, the Company recorded net income for the three months ended September 30, 2024, of $49.5 million compared to net income of $46.1 million for the three months ended September 30, 2023.

Comparison of nine-month periods ended September 30, 2024 and 2023

Revenues

Operating revenues during the nine months ended September 30, 2024 was $650.6 million, compared to $638.7 million during the nine months ended September 30, 2023, an increase of $11.9 million or 1.9%, year over year. Revenues from the U.S residential market increased $20.3 million, or 7.9%, from $258.3 million in 2023, to $278.6 million in 2024, resulting from strong demand since the beginning of 2024. Revenues from the commercial market decreased $8.3 million, or 2.2% year over year, impacted by high interest and mortgage rates.

Gross profit

Gross profit during the nine months ended September 30, 2024, was $273.5 million, a decrease of $34.5 million, or 11.2%, from $308.0 million during the nine months ended September 30, 2023. The gross profit margin during the nine months ended September 30, 2024, decreased to 42.0% from 48.2% during the nine months ended September 30, 2023, primarily related to a 9.8% appreciation of the Colombian Peso impacting our costs denominated in Colombian Pesos against our predominantly US Dollar revenue stream. Additionally, the year over year comparison was also impacted by higher salaries which were adjusted at the beginning of the year and higher headcount to adjust for ongoing growth.

Expenses

Operating expenses increased $14.9 million, or 15.0%, from $98.8 million to $113.6 million for the nine months ended September 30, 2023 and 2024, respectively. The increase was mainly driven by administrative salary adjustments, operating headcount increase, and a negative effect in COP denominated amounts related to a 9.8% appreciation of the Colombian Peso against US Dollar over the period.

Non-operating income and expenses, net

During the nine months ended September 30, 2024 and 2023, the Company recorded non-operating income of $5.2 and $3.5 million, respectively. Non-operating income for the period is comprised primarily of interest income from short-term investments, income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the nine months ended September 30, 2024, the Company recorded a non-operating net loss of $4.9 million associated with foreign currency transactions, compared to a net gain of $0.9 million during the nine months ended September 30, 2023.

Interest Expense

Interest expense and deferred cost of financing decreased $1.0 million, or 14.4%, to $5.9 million during the nine months ended September 30, 2024, from $6.9 million during the nine months ended September 30, 2023, as the Company voluntarily prepaid $47.0 million to reduce its debt balance and benefited from having a favorable interest rate hedge in place for 100% of its outstanding debt.

Income Taxes

The effective income tax rate of 27.6% and 30.1% for the nine months ended September 30, 2024, and 2023, respectively, are below the average statutory rates of 31.1% and 33.1% during each of those periods, respectively, as the proportion of our taxable income shift jurisdictions resulting from new developments of our product designs, trademarks and other intellectual property rights.

As a result of the foregoing, the Company recorded a net income for the nine months ended September 30, 2024 of $114.3 million compared to $147.0 million for the nine months ended September 30, 2023.

Liquidity

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $122.1 million and $129.5 million, respectively. Additionally, we currently have approximately $175.0 million available under different lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities through the remainder of the year, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the nine months ended September 30, 2024 and 2023, we made investments primarily in building and construction and machinery and equipment in the amounts of $59.4 million and $73.8 million, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines, expanding our aluminum facilities, putting new vinyl windows lines to penetrate this new product segment and purchasing land to grow beyond current installed capacity. The Company estimates that current manufacturing operating capacity has reached approximately $1.2 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2024	2023
Cash Flow provided by Operating Activities	$109,406	$94,486
Cash Flow used in Investing Activities	(51,486)	(62,497)
Cash Flow used in Financing Activities	(63,400)	(20,931)
Effect of exchange rates on cash and cash equivalents	(1,938)	4,243
Cash Balance - Beginning of Period	129,508	103,672
Cash Balance - End of Period	$122,090	$118,973

During the nine months ended September 30, 2024, and 2023, operating activities generated approximately $109.4 million and $94.5 million, respectively. The main sources of operating cash during the nine months ended September 30, 2024, were driven by contract assets and liabilities, and trade accounts payable. Contract assets and liabilities generated $15.9 million during the nine months ended September 30, 2024, mostly due to an increase in billings in excess of costs, as main projects are being executed, and large projects from our backlog are starting operations; compared to $13.1 million generated during the nine months ended September 30, 2023, as we executed on our growing backlog. In addition, trade accounts payable generated $10.1 million during the nine months ended September 30, 2024 mainly as a result of our growing operation, while our days payable outstanding remain moderately stable and decreasing year over year, compared with $8.4 million generated during the nine months ended September 30, 2023. The largest use of cash in operating activities was trade accounts payable, which used $38.8 million in the nine months ended September 30, 2024, compared with a use of $10.4 million during the prior year period, driven by a pick up in pace of large commercial installation jobs during the third quarter of 2024, which entail longer cash cycles. Additionally, taxes payable used $22.2 million during the nine months ended September 30, 2024, resulted from taxes being paid during the period, as the Colombian subsidiaries fully paid their 2023 income tax during the second quarter of 2024.

We used $51.5 million and $62.5 million in investing activities during the nine months ended September 30, 2024, and 2023, respectively. The main use of cash in investing activities during the nine months ended September 30, 2024 was related to scheduled payments on previous investments to increase capacity and efficiency as well as new investments in land and equipment. During the nine months ended September 30, 2024, we paid $53.9 million to acquire property plant and equipment, which in combination with $5.5 million acquired under credit or debt, amount to total capital expenditures of $59.4 million. During the nine months ended September 30, 2023, we used $62.2 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $73.8 million.

Financing activities used $63.4 million and $20.9 million during the nine months ended September 30, 2024 and 2023, respectively. On April 10, 2024, we paid $2,500 to Incantesimo SAS, related to the acquisition of the remaining 30% equity interest of ES Metals. We paid $14.6 million and $12.2 million of dividends to holders of our ordinary shares during the nine months ended September 30, 2024 and 2023, respectively. Additionally, during the nine months ended September 30, 2024, we used $49.0 million to repay debt from our Senior Secured Line of Credit and other smaller facilities.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in foreign currency exchange rates and commodity market prices.

Previously, a rise in interest rates could negatively affect the cost of financing for a significant portion of our debt with variable interest rates. However, following recent repayments in 2024 only an immaterial portion of our debt is exposed to market risk, net of the effect from interest rate hedging derivative financial instruments further described in the footnotes to the financial statements, and fluctuations in interest rates would not have a significant impact on our cost of financing.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 2.5% of our consolidated revenues and 25.7% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. Thus5% appreciation of the Colombian Peso relative to the US Dollar would result in our quarter revenues increasing by $0.9 million and our costs and expenses increasing by approximately $7.3 million, resulting in a $6.4 million decrease to net earnings based on results for the nine months ended September 30, 2024.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $20.5 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.2 million recorded in the Company’s Consolidated Statement of Operations as of September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2024 in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for each of the three months in the period ended September 30, 2024, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2024	-	$-	-	$-
August 1-31, 2024	-	$-	-	$-
September 1-30, 2024	200	$51.7	-	$26,527,637
	200	$51.7	-

(1)	On June 27, 2024, the Company repurchased 100 ordinary shares in a transaction not completed under the Company’s stock buyback program.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2024

