Form 10-K
period 2024-12-31
Tecnoglass Inc.
filed 2025-02-28
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1,064,449,021 based on its last reported sales price of $50.18 on the NYSE.

As of February 25, 2025, there were 46,991,558 ordinary shares, $0.0001 par value per share, outstanding.

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

As more fully set forth below under the section titled “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

Risks Related to Our Business Operations

●	We operate in competitive markets, and our business could suffer if we are unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.
●	Failure to maintain the performance, reliability and quality standards required by our customers could have a materially negative impact on our financial condition and results of operation.
●	The volatility of the cost of raw materials used to produce our products could materially adversely affect our results of operations in the future.
●	We rely on third-party suppliers for raw materials and third-party transportation, each of which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our operations.
●	We may not realize the anticipated benefit through our joint venture with Saint-Gobain and the planned construction of a new plant as part of the joint venture may not be completed as planned.
●	Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance existing products and services through product development initiatives and technological advances; any failure to make such improvements could harm our future business and prospects.
●	The home building industry and the home repair and remodeling sector are regulated and any increased regulatory restrictions or changes in building codes could negatively affect our sales and results of operations.
●	Changes in building codes could lower the demand for our impact-resistant windows and doors.
●	Equipment failures, delays in deliveries and catastrophic loss at our manufacturing facility could lead to production curtailments or shutdowns that prevent us from producing our products.
●	Our reliance on a single facility subjects us to concentrated risks.
●	Customer concentration and related credit, commercial and legal risk may adversely impact our future earnings and cash flows.
●	If new construction levels and repair and remodeling markets decline, such market pressures could negatively affect our results of operations.
●	Our business involves complex manufacturing processes that may cause personal injury or property damage, subjecting us to liabilities, possible losses, and other disruptions of our operations in the future, which may not be covered by insurance.
●	The nature of our business exposes each of our subsidiaries to product liability and warranty claims that, if adversely determined, could negatively affect our financial condition and results of operations and the confidence of customers in our products.
●	We are subject to potential exposure to environmental liabilities and are subject to environmental regulation and any such liabilities or regulation may negatively affect our costs and results of operations in the future.
●	Weather can materially affect our business and we are subject to seasonality.
●	Our results of operations could be significantly affected by foreign currency fluctuations and currency regulations.
●	We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects in the future.
●	Certain of our officers and directors have been involved in litigation, investigations or other proceedings and may be so again in the future, the defense or prosecution of such matters could be time-consuming and could divert our management’s attention and may have an adverse effect on us.

●	We have entered into significant transactions with affiliates or other related parties, which may result in conflicts of interest.
●	The interests of our controlling shareholders could differ from the interests of our other shareholders.
●	We conduct all of our operations through our subsidiaries and will rely on payments from our subsidiaries to meet all of our obligations and may fail to meet our obligations if our subsidiaries are unable to make payments to us.
●	Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

Risks Related to Colombia and Other Countries Where We Operate

●	Our operations are located in Colombia, which may make it more difficult for U.S. investors to understand and predict how changing market and economic conditions will affect our financial results. It also may be difficult or impossible to enforce judgments of courts of the United States and other jurisdictions against our Colombian subsidiaries or any of their directors, officers and controlling persons.
●	Economic and political conditions in Colombia may have an adverse effect on our financial condition and results of operations.
●	The Colombian Government and the Central Bank exercise significant influence on the Colombian economy.
●	Factors such as Colombia’s growing public debt and fluctuating exchange rates could adversely affect the Colombian economy.
●	Economic instability in Colombia could negatively affect our ability to sell our products.
●	Government policies and actions and judicial decisions in Colombia could significantly affect our results of operations and financial condition in the future.
●	Our business could be negatively impacted by potential tariffs imposed by the U.S. government and trade tensions between the U.S. and Colombia.
●	We are dependent on sales to customers outside Colombia and any failure to make these sales may adversely affect our operating results in the future.
●	We are subject to trade investigations conducted by U.S. authorities over Colombian products that may result in additional duties for our products.

Risks Related to Us and Our Securities

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business.
●	Anti-takeover provisions in our organizational documents and Cayman Islands law may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could depress the price of our ordinary shares and prevent attempts by our shareholders to replace or remove our current management.
●	We are a “controlled company,” controlled by Energy Holding Corp., whose interest in our business may be different from ours or yours.
●	We cannot assure you that we will continue to pay dividends on our ordinary shares, and our indebtedness, future investments or cashflow generation could limit our ability to continue to pay dividends on our ordinary shares.
●	If a United States person is treated as owning at least 10% of the value or voting power of our shares, such holder may be subject to adverse U.S. federal income tax consequences.

Risks Related to the COVID-19 Global Pandemic

●	We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Certain Frequently Used Terms

Unless the context otherwise requires:

●	references to the “Company”, “Tecnoglass”, the “group” and to “we”, “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;
●	references to “TG” are to Tecnoglass S.A.S;
●	references to “ES” are to C.I. Energía Solar S.A.S E.S. Windows;
●	references to “ESW” are to ES Windows LLC, our indirect wholly-owned subsidiary, based in Florida;
●	References to “VS” are to Ventanas Solar S.A.;
●	references to “ES Metals” are to ES Metals S.A.S.; and
●	references to “GM&P” are to GM&P Consulting and Glazing Contractors Inc.

TRADEMARKS

We have proprietary rights to certain trademarks, service marks, and trade names used in this Form 10-K. Our registered trademarks include The Power of Quality, Energia Solar, ES, ES Imagine Extraordinary, Tecnoglass, Alutions, Eswindows, Tecnobend, Tecnoair, Tecnosmart, ECOMAX by ESWINDOWS, ESWINDOWS Interiors, ESW Windows and Walls, Solartec by Tecnoglass, Prestige by ESWINDOWS, Eli by ESWINDOWS, Alessia by ESWINDOWS, Elite Line by ESWindows, ULTRAVIEW by Tecnoglass, and MULTIMAX by ESWIDOWS, E-skin. Solely for convenience, our trademarks, service marks, and trade names referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.

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

Overview

Tecnoglass is a leading vertically integrated manufacturer, supplier and installer of architectural glass, windows, and associated aluminum and vinyl products for the global commercial and residential construction markets. Tecnoglass earned the #1 spot on Forbe’s list of America’s 100 most successful small-cap companies for 2024, and was ranked among the four largest glass fabricators in 2024 by Glass Magazine. Headquartered in Barranquilla, Colombia, the Company operates out of a 5.8 million square foot vertically-integrated, state-of-the-art manufacturing complex that provides easy access to the Americas, the Caribbean, and the Pacific. Tecnoglass supplies over 1,000 customers in North, Central and South America, with the United States accounting for 96% of revenues. Tecnoglass’s tailored, high-end products are found on some of the world’s most distinctive properties, including the Aston Martin Residences (Miami), Miami World Tower (Miami), 3ELEVEN (New York), Raffles Hotel (Boston), Norwegian Cruise Line Terminal B (Miami), One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Salesforce Tower (San Francisco) and AE’O Tower (Honolulu).

Our Business

General

We are experienced and highly skilled in the vertical integration of architectural glass manufacturing, distribution, and professional fitting. Our expertise extends to the production of top-quality windows, as well as the supply of aluminum, vinyl, and other components. Our dedicated and knowledgeable team serves a diverse range of commercial and residential construction projects worldwide, guaranteeing outstanding products and seamless installation services. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked among the four largest glass fabricators serving the United States in 2024 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service. We were ranked by Fortune Magazine as the 27th fastest-growing company in the United States for 2024, based on Tecnoglass’ strong revenue growth, earnings per share growth, and three-year annualized return to shareholders for the period ended June 30, 2024.

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

Our products are manufactured in a 5.8 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including the Aston Martin Residences (Miami), Miami World Tower (Miami), 3ELEVEN (New York), Raffles Hotel (Boston), Norwegian Cruise Line Terminal B (Miami), One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Salesforce Tower (San Francisco) and AE’O Tower (Honolulu). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

The continued diversification of the group’s presence and product portfolio is a core component of our strategy. In particular, we are actively seeking to expand our presence in United States outside of Florida. Since 2017, we have been expanding our presence in U.S. residential markets which went from less than 5% of our sales to nearly 41.9% of our sales for the full year 2024. We believe that the quality of our products, coupled with our ability to price competitively given our structural advantages on cost, and our efficient lead times given our vertically integrated model, will allow us to generate further growth in the future.

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

In 2019 we entered into a joint venture agreement with Compagnie de Saint-Gobain S.A. (“Saint-Gobain”), a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S (“Vidirio Andino”), a Colombia-based subsidiary of Saint-Gobain. The joint venture agreement includes plans to build a new plant that will be located approximately 20 miles from our primary manufacturing facility in Barranquilla Colombia, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by us, operating cash flows from the Bogota plant, debt incurred at the joint venture level that will not be consolidated into our company.

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

Cost of Production Advantages

We enjoy significant cost advantages because of our location in Colombia that we would not be able to realize if our production facility was located in the United States. We believe we are able to offer competitive prices, in part, as a result of our low labor and energy costs relative to those in the United States while maintaining efficient transportation costs into the markets we serve. Employees at our manufacturing facilities in Colombia earn above the local minimum wage, yet these wages are typically much less than the cost of a comparable employee located within the United States. In 2018, we completed a solar panel project with the capacity to generate approximately five megawatts of eco-friendly energy on-site at our manufacturing facilities. This investment has allowed us to reduce energy costs, while also having a positive tax effect due to our ability to deduct the investment from our taxable income in compliance with applicable Colombian tax regulations. To date, more than 15,000 solar panels have been installed on the roofs of Colombian manufacturing plants to generate reliable and clean energy. While enhancing production cost efficiencies, along with ESG initiatives, we entered into a long-term power purchase agreement to cogenerate 9MW through two gas engines with a heat recovery system.

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

As a result of the significant trade imbalance between Colombia and the United States for goods transported in container ships, we are able to transport our products to the United States in containers that would otherwise return empty to the United States. We are therefore able to distribute our products to the eastern, southern and western regions of the United States at very attractive rates, which are often lower than a comparable domestic land shipment within the United States. Demand for high-specification architectural glass is typically highest in large coastal cities, which we are able to ship directly, while most of our competitors must utilize relatively expensive land transportation services to deliver finished goods to these sites.

Commitment to Quality and Innovation

Our commitment to quality is evidenced by our significant investments in land, warehousing space, machinery and equipment. Since 2022, we have invested nearly $260 million in the latest technologies to enhance the efficiency and accuracy of our production lines, and ultimately to improve the quality of the products that we deliver to our customers. We believe these significant investments position us to meet our growth objectives over the next several years. We operate state-of-the-art glass making equipment, glass laminating lines, aluminum presses, vinyl assembling lines, and high-volume insulating equipment which facilitate more precise manufacturing, enabling us to offer a broader selection of and higher quality products and remain agile in responding to customer demands, while generating less raw material waste.

We believe our investments in technology have positioned us well for continued growth in the years ahead given the flexibility afforded by our current installed capacity, improved profitability, and enhanced cash generation. Recent examples of our high return investments within the last three years include:

●	Further automation of window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;

●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Upgrading vacuum magnetron sputter coating machinery which will allow us to coat glass before tempering;

●	Automation of two centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;

●	Acquiring 1.5 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees;

●	Establishing new vinyl window assembly lines with annualized capacity of approximately $300 million; and

●	Entering the second phase of expanding our architectural metal facade plant, which specializes in engineering, designing, and manufacturing tailor-made facades.

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

Loyal and Highly Motivated Employees

Capitalizing on our various competitive advantages also requires a skilled and dedicated workforce. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held every week. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also contributed to workplace safety, with our Lost Time Injury Frequency Rate (LTIFR), which measures the number of lost-time injuries per million hours worked during the financial year, of 2.3% which is substantially lower than the average for manufacturing companies in Colombia which stood at approximately 9.1% for 2024.

We value our employees and invest in them and our local communities. For several decades, our Tecnoglass ES Windows Foundation has committed resources to create projects to assist and contribute to the region’s development. For many years, we have allocated resources from the foundation to initiate and support various regional development projects. In 2024, our scholarship program allowed over 530 students to pursue higher education at Colombian universities. We support local educational entities and organizations pursuing societal change and community enhancement. Our multiple programs also include collaboration with partners to promote sports and encourage healthy lifestyles among the youth. Our goal at the Tecnoglass ES Windows Foundation is to create positive and lasting impacts on our employees and the communities we serve. Through our home improvement program, we acknowledge the commitment and dedication of the Tecnoglass group employees by supporting them to enhance their homes or purchase their own, ensuring the well-being of their families. During 2024, we delivered more than 107 housing improvements.

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

Given advantageous secular and demographic trends, sales in Florida comprised 89% of United States revenue in the year ended December 31, 2024. In recent years, we have successfully grown our geographic presence in the United States outside of Florida, particularly into markets along the east coast, and as a result, nearly 16% of our U.S. backlog is for projects outside of Florida. Coastal markets are particularly attractive to us, as they can be directly accessed by ship, resulting in transportation costs from our manufacturing facilities that are similar to our transportation costs to Florida. These regions are also affected by hurricanes, significant temperature fluctuations and other extreme forms of weather that foster demand for our products. We are actively expanding our sales presence in these costal markets and have already successfully completed several projects in large U.S. markets such as New York, Boston, Washington D.C. and Baltimore as well as cities along the U.S. Gulf Coast, such as Houston.

We intend to continue growing the business organically outside of Florida. As we explore growth opportunities in new U.S. markets, we intend to leverage the strong reputation we have developed with national commercial construction contractors, architects, and designers for providing high quality products at the most competitive prices.

In late 2023, we entered into the vinyl window market, expanding our product portfolio to more than double our addressable market, and offering customers a wider selection of solutions to meet their project needs. We intend to capitalize on our existing distribution base for our aluminum products to obtain significant synergies given the significant number of dealers and distributors that already sell both aluminum and vinyl windows. Additionally, we expect to benefit from a wider product offering in markets where vinyl frames and windows are more prevalent than aluminum ones. We started deliveries of vinyl products in 2024 and gradually continued to grow our order flow through year end, a trend that we expect to continue as we move forward with the onboarding of new clients in different geographies.

Penetrate the U.S. Residential Market

In addition to increasing our penetration in the U.S., we continue to seek to further expand our offerings in the U.S. To this end, in April 2017, we launched “ES Windows: Elite Collection” and “ES Windows: Prestige Collection” to target the U.S. residential new and replacement sectors. We have received significant interest for the new products within these categories to date and positive reactions from our customers. Currently, residential sales represent a considerable portion of our total sales, and we believe we will continue growing into this end market in the U.S through share gains, new products and a commitment to execution. We had a significant demand in the U.S. residential market, representing 41.9% of our total sales for the year ended December 31, 2024, compared to less than 5% for the year ended December 31, 2017, and 40.3% for the year ended December 31, 2023. The U.S. private residential construction market exceeded $950 billion in spending during the twelve months ended December 31, 2024, according to the United States Census Bureau. Single Family Residential housing starts in the U.S. increased by 6.5% during December 2024 compared to December 2023, according to the U.S. Census Bureau. We believe that our core strengths that have facilitated our success to date, namely the quality of our products and the structural cost advantages that allows us to price our products competitively, will similarly contribute to our ongoing success and continued penetration into the U.S. residential end market in order to target several other geographies. In line with the geographic penetration strategy, we have started expanding our presence to other markets by opening product showrooms in other states. As of the date of this Annual Report, showrooms in New York City, Charleston, SC, Houston, TX, and Bonita Springs, FL, have been opened to service its respective regions. Additionally, showrooms in Phoenix, AZ and Los Angeles, CA are in the lease negotiating stages and we expect such showrooms to open in 2025.

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

We have carried out enhancements at our glass and aluminum facilities to increase production capacity and automate operations. We anticipate that these high return investments will continue generating efficiencies in the production processes. We improved efficiency in our glass production during 2023 and 2024 by further automating certain key manufacturing processes to increase capacity, while reducing material waste and overall lead times. In 2022, we invested in additional automation of our internal production processes that reduce lead times for the assembly of architectural systems and capacity expansion which was fully operational by the second half of 2023. In addition, during 2023, we made investments in our newly installed vinyl assembling lines to manufacture and distribute cutting-edge vinyl windows for new and existing customers starting in November 2023. During 2024 we completed the second phase of expanding our architectural metal facade plant, which specializes in engineering, designing, and manufacturing tailor-made façade. We expect to continue funding these capital investments mainly with cash on hand.

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

Brands and Trademarks

Our main brands are Tecnoglass, ESWindows and Alutions. Our registered trademarks include The Power of Quality, Energia Solar, ES, ES Imagine Extraordinary, Tecnoglass, Alutions, Eswindows, Tecnobend, Tecnoair, Tecnosmart, ECOMAX by ESWINDOWS, ESWINDOWS Interiors, ESW Windows and Walls, Solartec by Tecnoglass, Prestige by ESWINDOWS, Eli by ESWINDOWS, Alessia by ESWINDOWS, Elite Line by ESWindows, ULTRAVIEW by Tecnoglass, and MULTIMAX by ESWIDOWS. We rely on a combination of patent, trademark, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

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

Customer Service

We believe that our ability to provide customers with outstanding service is a strong competitive differentiator. Our customer relationships are established and maintained through the coordinated efforts of our sales and production teams. We employ a highly responsive and efficient team of professionals devoted to addressing customer support with the goal of resolving any issue in a timely manner. In order to promote customer loyalty and employee development, we developed an employee training program with the primary objectives of educating our staff to be aware of client and supplier needs and familiarizing them with our strategic goals in order to improve the competitiveness, productivity and quality of all products offered.

Working Capital Requirements and Debt Facilities

During the year ended December 31, 2024, we generated $170.5 million of cash from operating activities. We anticipate that working capital will continue to be a net benefit to cash flow in the near future, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Our debt is comprised primarily of a Senior Secured Credit Facility which consists of a term loan and a Committed line of Credit. The term loan had a balance of $110 million as of December 31, 2024, matures in late 2026 and bears interest at SOFR plus a spread of 1.5%. The committed line of credit of $150 million was mostly unused as of December 31, 2024.

Customers

Our customers include architects, building owners, general contractors and glazing contractors in the commercial construction market. We currently have approximately 1000 customers. Of our 100 largest customers, which represent over 72% of our sales during the twelve months ended December 31, 2024, approximately 98% are located in North America and 2% in Latin America. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2024, and 2023.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2024, two suppliers accounted for more than 10% of total raw material purchases, and in aggregate both account for 25.1% of total raw material purchases. During the year ended December 31, 2023, two suppliers accounted for more than 10% of total raw material purchases, and in aggregate both account for 22.1% of total raw material purchases.

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

The cost associated with product warranties was $2.6 million and $1.9 million during the years ended December 31, 2024 and 2023, respectively.

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

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

TG certifications include:

●	ISO 9001:2015 Certificate of Quality Assurance
●	ISO 14001:2015 Certificate of Environmental Management
●	ISO 45001:2018. Occupational Health and Safety management System
●	Exporter Authorized Economic Operator (AEO).
●	NTC 1578:2011: Product seal for safety glass used in construction, approved by ICONTEC.
●	NTC 2409:1994: Product seal for extruded aluminum alloy profiles, approved by ICONTEC.
●	ANSI Z97.1-2015, CPSC 16 CFR 1201, CAN/CGSB 12.1-2017: Laminated and tempered safety glass, approved by Safety Glazing Certification Council “SGCC”.
●	ASTM E2190: Insulating glass meeting all guidelines and requirements for IGCC® / IGMA® certification approved by the Insulating Glass Certification Council and the Insulating Glass Manufactures Alliance “IGCC”.
●	Vitro Certified International Manufacturer Trademark license granted by Vitro for pre-selected projects and to produce certain MSVD coated products at the Solartec plant.
●	Good handling of SentryGlas, Butacite and Trosifol products awarded by Kuraray for compliance with all requirements.
●	Member of ACOLVISE (Colombia Association of Safety Glass Transformers)

ES certifications include:

●	ISO 9001:2015 Certificate of Quality Assurance
●	ISO 14001:2015 Certificate of Environmental Management
●	ISO 45001:2018. Occupational Health and Safety management System
●	Exporter and Importer Authorized Economic Operator (AEO)
●	CAP (Certified applicator program) PPG Industries certifies the highest level of coating application.
●	Complies with NFRC (National Fenestration Rating Council) Energy Efficient Products
●	Complies with NOA (Notice of Acceptance) Fenestration products for all areas of Florida, including hurricane zones.
●	Complies with FBC (Florida Building Code) Hurricane protection products
●	CAP (Certified applicator program) PPG Industries certifies the highest level of coating application
●	Member of the American Architectural Manufacturers Association (AAMA)

ESW certifications include:

Complies with minimum security criteria for U.S. Importer of Customs Trade Partnership Against Terrorism (CTPAT) Tier 3 Category.

ES Metals certification:

ISO 9001:2015 Certificate of Quality Assurance

Tecnoglass Inc:

Verification of the Greenhouse Gas Inventory in Compliance with the GHG Protocol and the ISO 14064-3 Standard, certified by ICONTEC.

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

Research and Development

During the years ended December 31, 2024, 2023 and 2022, we spent approximately $2.1 million, $0.9 million, and $0.6 million, respectively, in research and development. The Company incurs costs related to the development of new products and pays for external tests that need to be performed on our products in order to comply with strict building codes.

Human Capital

As of December 31, 2024, we had a total of 9,837 employees, none of whom is represented by a union. As of December 31, 2023, we had a total of 8,531 employees. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held on a weekly basis. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with a Lost Time Injury Frequency Rate of 2.3%, which is considerably lower than the average rate of approximately 9.1% for glass and metal manufacturing companies in Colombia for 2024. We have remained union-free since ES’s incorporation in 1983. The Company considers itself an equal opportunity employer and has constantly sought to seek the best talent irrespective of gender or ethnicity. While the jobs associated to the core manufacturing operations are predominantly filled by males, our sales and administrative staff is comprised of approximately 32% females and 68% males. From an ethnicity perspective, our labor force is diverse but predominantly Latino based on our geographic location.

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

Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. It is possible in the future that our competitors or other suppliers may create products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. We have a fixed set of maximum price rates, and from those prices we negotiate with the supplier of the material depending on the project. We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2024, two suppliers accounted for more than 10% of total raw material purchases, and in aggregate both account for 25.1% of total raw material purchases. Failures of third-party suppliers to provide raw materials to us in the future could have an adverse impact on our operating results or our ability to manufacture our products.

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

Acquisitions may require integration of acquired companies’ sales and marketing, distribution, purchasing, finance and administrative organizations, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to successfully integrate any business we may acquire or have acquired into our existing business, and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

●	We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, asbestos liabilities, environmental liabilities, pension liabilities and liabilities for employment practices and they could be significant.

●	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

●	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

●	We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We may not be able to realize the expected return on our growth and efficiency capital expenditure plan.

In recent years, we have made significant capital expenditures which include:

●	Automation of window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;

●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Upgrading vacuum magnetron sputter coating machinery which will allow us to coat glass before tempering;

●	Automation of two centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;

●	Acquiring 1.5 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees;

●	Establishing new vinyl window assembly lines with annualized capacity of approximately $300 million; and

●	Entering the second phase of [expanding] our architectural metal facade plant, which specializes in engineering, designing, and manufacturing tailor-made facades.

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

Our ten largest third-party customers worldwide collectively accounted for 27.8% of our total sales revenue for the year ended December 31, 2024, though no single customer accounted for more than 10% of annual revenues. We also do not have any long-term requirements contracts pursuant to which we would be required to fulfill customer orders on an as-needed basis.

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

Our business involves complex manufacturing processes. Some of these processes involve high pressures, temperatures, hot metal and other hazards that present certain safety risks to workers employed at our manufacturing facilities. The potential exists for accidents involving death or serious injury. Although our management is highly committed to health and safety, since January 2014, two fatalities have occurred at our operations. The potential liability resulting from any such accident to the extent not covered by insurance could result in unexpected cash expenditures, thereby reducing the cash available to operate our business. Such an accident could disrupt operations at any of our facilities, which could adversely affect our ability to deliver products to our customers on a timely basis and to retain our current business.

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

We are subject to risks relating to fluctuations in currency exchange rates that may affect our sales, cost of sales, operating margins and cash flows. During the year ended December 31, 2024, approximately 2.8% of our revenues and 25% of our expenses were in Colombian pesos. The remainder of our expenses and revenues were denominated, priced and realized in U.S. Dollars. In the future, and especially as we further expand our sales in other markets, our customers may increasingly make payments in non-U.S. currencies. In addition, currency devaluation can result in a loss to us if we hold monetary assets in that currency. Hedging foreign currencies can be difficult and costly, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

Energy Holding Corporation exercises significant influence over us as a result of its majority shareholder position and voting rights. As of the date of this Form 10-K, Energy Holding Corporation beneficially owned approximately 48.9% of our outstanding ordinary shares. Energy Holding Corporation, in turn, is controlled by members of the Daes family, who together own 100% of the shares of Energy Holding Corporation. See “Principal Securityholders”. Accordingly, our controlling shareholders would have considerable influence regarding the outcome of any transaction that requires shareholder approval. In addition, if we are unable to obtain requisite approvals from Energy Holding Corporation, we may be prevented from executing critical elements of our business strategy.

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

As of December 31, 2024, we and our subsidiaries on a consolidated basis had $111.1 million principal amount of debt outstanding. Our indebtedness could have negative consequences to our financial health. For example, it could:

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

During 2024, Moody’s, S&P and Fitch, three of the main rating agencies worldwide, ratings for Colombia maintained at “Baa2”, “BB+”, and “BB+” respectively, where Moody’s and Fitch had a Stable outlook and S&P reported a negative outlook. The ratings reflect their expectation of fiscal deficit to remain under levels established by the Autonomous Fiscal Rule Committee, and moderate economic growth. Colombia’s real GDP increased 1.7% in 2024. A high Monetary Interest Rate of 13% form Banco de la Republica at December 2023 reduced the annual inflation rate from 9.28% as of December 2023 to 5.20% as of December 2024. In addition, minimum wage for 2024 was agreed to increase by 9.5%.

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

Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. During 2022, Colombia’s fiscal deficit represented 5.5% of its GDP. As of December 31, 2023, the fiscal deficit closed at 4.3% of GDP, due to higher tax collection, COP revaluation against USD, and lower costs of debt resulting from inflation indexed bonds, during the year. The fiscal deficit is expected to increase to 5.6% of Colombia’s GDP as of December 31, 2024, related to increased government spending to fund new social and environmental reforms, and lower expected tax collections during the year. This fiscal deficit increase might result on a lower credit rating, and higher interest rates for new issued Colombian sovereign debt.

In recent years, the Colombian currency had shown some short-term volatility vis-à-vis the U.S. Dollar. The Colombian Peso depreciated 15.4% in 2024, after a 20.5% appreciation during 2023, as a result of political instability since 2022 presidential elections. Any international conflicts or related events have the potential to create an exchange mismatch, given the vulnerability and dependence of the Colombian economy on external financing and its vulnerability to any disruption in its external capital flows and its trade balance.

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

The 2020 global economic crisis, resulting from the outbreak of the COVID-19 pandemic which negatively affected many economic sectors and countries around the world, had negative effects on the Colombian economy. Although the Covid-19 effects have been contained as of December 2024, new variants may emerge and have a negative effect on the Colombian economy in the future.

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

In the year ended December 31, 2024, 97% of our sales were to customers outside Colombia, including to the United States and Panama, and we expect sales into the United States and other foreign markets to continue to represent a significant portion of our net sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. An increase in tariffs on products shipped to countries like the United States, or changes in the relative values of currencies occur from time to time and could affect our operating results. This risk and the other risks inherent in foreign sales and operations could adversely affect our operating results in the future.

Our business could be negatively impacted by potential tariffs imposed by the U.S government and trade tensions between the U.S. and Colombia.

In January 2025, the U.S. government abruptly announced a 25% punitive tariff on Colombian imports after Colombian President Gustavo Petro refused to accept two U.S. military planes carrying deported Colombian citizens. Although the tariff was revoked before taking effect (after Colombia agreed to certain terms and assumed repatriation costs using its own aircraft. This incident underscores the unpredictability of U.S. foreign relations with Colombia and other countries. The U.S. has since imposed similar tariffs on Canada, Mexico, and China, further demonstrating the risk of sudden trade restrictions.

Given that our manufacturing facility is based in Colombia and 96% of our sales for the fiscal year ended December 31, 2024 ocurred in the United States, any new tariffs or trade barriers could materially impact our costs, disrupt our supply chain, and reduce our price competitiveness. Additionally, future diplomatic disputes or broader protectionist policies may lead to further trade restrictions, negatively affecting our financial performance.

We are subject to trade investigations conducted by U.S. authorities over Colombian products that may result in additional duties for our products.

In 2024 a coalition of U.S. producers of aluminum extrusions filed a petition with U.S. trade authorities requesting the imposition of anti-dumping duties against imports of aluminum extrusions from Colombia. As we are the main extruder of aluminum in Colombia, we volunteered as a mandatory respondent in the investigation and provided certain requested information. As a result of this investigation, imports of some of our goods which are considered subject merchandise were subject to anti-dumping duties, until the International Trade Commission concluded in October 21, 2024 that American Aluminum producers were not being harmed and revoked said anti-dumping duty.

If such an anti-dumping measure were to be imposed, it might adversely impact our results of operations

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

The Russian invasion of Ukraine starting in February 2022 escalated global tensions between the United States and NATO countries against Russia. Colombia has also condemned Russia’s invasion of Ukraine. Multiple economic sanctions against Russia were imposed by many countries worldwide which has impacted the global economy as many commercial, industrial and financial businesses closed operations in Russia. Trade restrictions imposed on Russia have led to increasing prices of oil, fluctuation in commodities markets and destabilizing many foreign currencies exchange rates.

In addition, military tensions between the United States alongside certain allies, and Yemen’s Houthi group, has negatively impacted global commercial trade, as many ships are not being able to navigate through the Suez Canal.

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

Colombia has experienced and continues to experience internal security issues, primarily due to the activities of guerrilla groups, such as dissidents from the former Revolutionary Armed Forces of Colombia (Fuerzas Armadas Revolucionarias de Colombia, or “FARC”) and the National Liberation Army (Ejercito de Liberación Nacional, or “ELN,”) paramilitary groups and drug cartels. In remote regions of the country with minimal governmental presence, these groups have exerted influence over the local population and funded their activities by protecting, and rendering services to, drug traffickers. Even though the Colombian government’s policies have reduced guerilla presence and criminal activity, particularly in the form of terrorist attacks, homicides, kidnappings and extortion, such activity persists in Colombia, and possible escalation of such activity and the effects associated with them have had and may have in the future a negative effect on the Colombian economy and on us, including on our customers, employees, results of operations and financial condition. The Colombian government commenced peace talks with the FARC in August 2012, and peace negotiations with the ELN began in November 2016. The Colombian government and the FARC signed a peace deal on September 26, 2016, which was amended after voters rejected it in the referendum held on October 2, 2016. The agreement was signed on November 24, 2016, and was ratified by the Colombian Congress on November 30, 2016, and is being implemented. Pursuant to the peace agreements negotiated between the FARC and the Colombian government in 2016, the FARC occupies five seats in the Colombian Senate and five seats in the Colombian House of Representatives. The agreement clarifies protection to private property, is expected to increase the government’s presence in rural areas and bans former rebels from running for office in certain newly created congressional districts in post-conflict zones. As a result, during the transition process, Colombia may experience an increase in internal security issues, drug-related crime and guerilla and paramilitary activities, which may have a negative impact on the Colombian economy. Our business or financial condition could be adversely affected by rapidly changing economic or social conditions, including the Colombian government’s response to implementation of the agreement with FARC and ongoing peace negotiations, if any, which may result in legislation that increases the tax burden of Colombian companies.

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

Diplomatic relations with Venezuela and neighboring countries have from time to time been tense and have been affected by events surrounding the Colombian armed forces, particularly on Colombia’s borders with Venezuela. On July 28, 2024 political tensions rose as Nicolas Maduro was reelected president of Venezuela for the 2025-2031 period, although many countries, recognized Edmundo Gonzales as Venezuelan head of state., the Colombian government haven’t officially pronounced on this matter as of the date of this report. Moreover, in November 2012, the International Court of Justice placed a sizeable area of the Caribbean Sea within Nicaragua’s exclusive economic zone. As of the date of this Annual Report, Colombia continues to deem this area as part of its own exclusive economic zone. Any future deterioration in relations with Venezuela and Nicaragua may result in the closing of borders, risk of financial condition.

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

Beyond taxation, regulatory changes to labor laws in Colombia may also impact our cost structure. A new labor reform, passed on October 17, 2024, introduced changes to night and weekend pay, including an earlier start for nightly surcharges and increased extra pay for these shifts. Additionally, the ongoing phased reduction of the workweek, which is set to reach 42 hours by 2026, may further impact labor costs. These changes could increase our operational expenses and affect profitability and workforce management.

As regulatory environments evolve, new or heightened financial and operational obligations could materially and adversely affect our business.

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

Our operations are exposed to natural disasters in Colombia, such as earthquakes, volcanic eruptions, tornadoes, tropical storms and hurricanes. High temperatures and decrease in rainfall in Colombia, attributable in part to the El Niño weather pattern, have resulted in severe droughts, affecting especially prices in Colombia, as hydropower accounts for approximately 70% of total country’s energy. El Niño is a recurring weather phenomenon, and it may contribute to higher temperatures, droughts, wildfires, or other natural disasters on an equal or greater scale in the future. In the event of a natural disaster, our disaster recovery plans may prove to be ineffective, which could have a material adverse effect on its ability to conduct our businesses. In addition, if a significant number of our employees and senior managers were unavailable because of a natural disaster, our ability to conduct our businesses could be compromised. Natural disasters or similar events could also result in substantial volatility in our results of operations for any fiscal quarter or year.

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

We employ procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. Our information security framework is based on the NIST Cybersecurity Framework, which along with continuous vigilance through ongoing vulnerability analyses, internal/external testing, alerts and reviews of cybersecurity events, our comprehensive strategic risk assessment is achieved with collaboration of multidisciplinary teams, and our vendor management that includes a robust contracting process and engages third parties for cybersecurity support, ensure a resilient operation.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We currently engage an external assessor and may in the future determine to engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our processes.

The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our management team on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. One of the Audit Committee members has a Bachelor’s degree in Computer Science, is Certified in AI from MIT, and serves as the cybersecurity expert on the board of another company, bringing relevant expertise in cybersecurity and technology risk management.

Our cybersecurity team is deeply integrated into our risk management process, led by the Director of Information and Technology and our Cybersecurity Coordinator. Since 2022, the Director has overseen the company’s cybersecurity strategy, engaging with leading vendors, participating in industry events such as CPX, and leading the 2024 security policy redesign with an external advisor. The Cybersecurity Coordinator, a certified expert in ISO27001 and ISO27032, specializes in ethical hacking, SOC management, network security, and standards compliance, ensuring a well-documented and secure cybersecurity architecture. Together, they periodically review and update our incident response plan, and collaborate with subject matter specialists to ensure a comprehensive approach to identifying and managing material cybersecurity threats. An established Information security committee contributes to a vigilant cybersecurity stance.

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

We own and operate a total of 5.8 million square feet of manufacturing facilities. Our main 5.5 million square foot manufacturing complex, located in Barranquilla, Colombia, houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has nine lamination machines with independent assembly rooms, eleven specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as a coater to produce low emissivity glass with high thermal insulation specifications using soft coat technology. The Alutions plant has an effective installed capacity of 4,100 tons per month and can create a variety of shapes and forms for windows, doors, and related products. We also own eight natural gas power generation plants, six with an aggregate capacity of 10 megawatts, and two with 4.5 megawatts capacity each, which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators. We also own and operate a 123,399 square foot manufacturing and warehousing facility in a 215,908 square foot lot in Miami-Dade County, Florida, United States. The facility houses manufacturing and assembly equipment, warehouse space, and administrative and sales offices.

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

Holders

As of December 31, 2024, there were 222 holders of record of our ordinary shares. We believe our ordinary shares are held by more than 3,000 beneficial owners.

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

None.

Information about our equity compensation plans

Information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock performance graph

The following graph compares the cumulative total shareholder return for Tecnoglass, Inc. Ordinary Shares on a $100 investment for the last five fiscal years with the cumulative total return on a $100 investment in the SPDR S&P Homebuilders ETF Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index, the Standard & Poor’s Small Cap 600 Growth Index, which is an index of companies with similar market capitalization and the NYSE Composite Index, a broad market index. The graph assumes an investment at the close of trading on December 31, 2024, and assumes the shareholder opted for share dividends during all periods.

Repurchases

Share repurchase activity during the months of the fourth quarter of the fiscal year ended December 31, 2024 was as follows:

Periods	Total Number of Shares Purchased	Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 7, 2024
Open market and privately negotiated purchases	500	$56.96	$28,480	-
October 30, 2024
Open market and privately negotiated purchases	610	$56.96	$34,746	-
December 11, 2024
Open market and privately negotiated purchases	3,740	$56.96	$213,030	-

Total	4,850		$276,256	$76,527,637

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares, which authorization was subsequently increased to up to $100 million in November 2024. The program does not obligate the Company to acquire a minimum number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 6.	[RESERVED].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are experienced and highly skilled in the vertical integration of architectural glass manufacturing, distribution, and professional fitting. Our expertise extends to the production of top-quality windows, as well as the supply of aluminum, vinyl, and other components. Our dedicated and knowledgeable team serves a diverse range of commercial and residential construction projects worldwide, guaranteeing outstanding products and seamless installation services. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have earned #1 spot in the Forbe’s list of America’s 100 most successful small-cap companies for 2024, and developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked among the four largest glass fabricators serving the United States in 2023 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

Our products are manufactured in a 5.8 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including the Aston Martin Residences (Miami), Miami World Tower (Miami), 3ELEVEN (New York), Raffles Hotel (Boston), Norwegian Cruise Line Terminal B (Miami), One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Salesforce Tower (San Francisco) and AE’O Tower (Honolulu).. Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

In 2019 we consummated the joint venture agreement with Saint-Gobain, acquiring a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain, solidifying our vertical integration strategy by acquiring an interest in the first stage of our production chain, while securing ample glass supply for our expected production needs. Additionally, in April 2019, we acquired a 70% equity interest in ESMetals, which has been consolidated in our financial statements since. In November 2023, we acquired the remaining 30% equity interest in ESMetals. ESMetals is a Colombian entity that serves as a metalwork contractor to supply us with steel accessories used in the assembly of certain architectural systems as part of our vertical integration strategy.

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

How We Generate Revenue

We are a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Barranquilla, Colombia, we operate out of a 5.8 million square foot vertically integrated, state-of-the-art manufacturing complex that provides easy access to North, Central and South America, the Caribbean, and the Pacific.

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

We sell to over 1,000 customers using several sales teams based out of Colombia and the United States to specifically target regional markets in South, Central and North America. The United States accounted for 96%, and 95% of our combined revenues in 2024 and 2023, respectively, while Colombia accounted for approximately 2.8% and 3.0%, and other Latin-American destinations accounted for approximately 1.7% during both years.

We sell our products through our main offices/sales teams based out of Florida and different regions in the US, which is our largest sales group and has strong relationships with glazing contractors, general contractors, real estate developers and specialty window dealers in the region. In late 2022, we launched two showrooms, one in New York City and one in Charleston, SC, to serve primarily single-family residential markets in their regions. New showrooms have been completed in Houston, TX, and Bonita Springs, FL. Additionally, showrooms in Phoenix, AZ and Los Angeles, CA are in the lease negotiating stages and are expected to open in 2025. We also have sales forces located in Colombia and Panama with long-standing business relationships in the region to serve Latin American markets. We have two types of sales operations: contract sales, which are the high-dollar, customer tailored projects, and standard form sales, which reflect lower-value orders that are of short duration.

We expect to benefit from growth in our largest markets in the United States by gaining market share, broadening our geographic footprint. Favorable demographics in states such as South Carolina, Florida, Texas, and North Carolina, where we have a strong presence, contribute to continued growth. According to the U.S Census Bureau, average residential construction spending increased 6.2% in 2024, from $875 billion in 2023, to $930 billion in 2024. Addittionally, single family housing stars increased 6.5% in 2024. According to the FMI’s 2025 north American engineering and contruction overview, single family residential construction in the U.S is expected to increase at a compound aunual growth rate of 6% until 2028, highly driven by interest rates buydowns. Remodeling and reparing activity, Is also expected to trend up over the next years as new home prices remain at all-time high levels. On the other hand, the latest Nonresidential Construction Index (NRCI) score of 56.9, 20% above the previous quarter, reflects improving economic conditions and expanding industry opportunities from the commercial construction market for 2025. These stable to positive macro trends in our core markets and geographies combined with a lean cost structure, leave us well positioned to maintain industry leading margins and further diversify our presence into the U.S.

Liquidity

As of December 31, 2024, and December 31, 2023, we had cash and cash equivalents of approximately $134.9 million and $129.5 million, respectively. During the year ended December 31, 2024, the main source of cash was operating activities, which generated $170.5 million.

As of December 31, 2024, our liquidity position was comprised of $175.0 million available under committed lines of credit, in addition to a cash balance of $134.9 million. We anticipate that working capital will continue to be a net benefit to cash flow in the near future, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the years ended December 31, 2024, and 2023, we made investments primarily in building and construction, and machinery and equipment in the amounts of $88.9 million, and $87.3 million, respectively. We believe our investments in technology within recent years have positioned us well for continued growth given the flexibility afforded by our current installed capacity, improved profitability and enhanced cash generation in the years ahead. Recent examples of our high return investments within the last three years include:

●	Further automation of window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;

●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Upgrading vacuum magnetron sputter coating machinery which will allow us to coat glass before tempering;

●	Automation of two centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials;

●	Acquiring 1.5 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees;

●	Establishing new vinyl window assembly lines with annualized capacity of approximately $300 million; and

●	Entering the second phase of [expanding] our architectural metal facade plant, which specializes in engineering, designing, and manufacturing tailor-made facades.

In 2019 we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. Income from this investment is recorded using the equity method and is presented within the Consolidated Statement of Operations as a component of non-operating income as the Company is not subject to income tax over this investment. The joint venture agreement includes plans to build a new plant that will be located approximately 20 miles from our primary manufacturing facility in Barranquilla Colombia, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by us, operating cash flows from the Bogota plant, debt incurred at the joint venture level that will not be consolidated into our company.

Results of Operations (Amounts in thousands)

	Twelve months ended December 31,
	2024	2023	2022
Operating revenues	$890,181	$833,265	$716,570
Cost of sales	510,209	442,331	367,071
Gross profit	379,972	390,934	349,499
Operating expenses	(152,971)	(131,172)	(123,084)
Operating income	227,001	259,762	226,415
Non-operating income and expenses, net	5,858	5,131	4,218
Foreign currency transactions (loss)/gains	(5,665)	686	2,013
Interest expense and deferred cost of financing	(7,433)	(9,178)	(8,156)
Income tax provision	(63,849)	(77,904)	(74,758)
Equity method income	5,397	5,013	6,680
Net income	161,309	183,510	156,412
Income attributable to non-controlling interest	-	(628)	(669)
Income attributable to parent	$161,309	$182,882	$155,743

Comparison of years ended December 31, 2024 and December 31, 2023

Our operating revenue increased $56.9 million, or 6.8%, from $833.3 million in the year ended December 31, 2023, to $890.2 million in the year ended December 31, 2024. Strong sales during 2024 were driven by U.S. commercial and single-family residential market activity. U.S. sales increased $54.8 million, or 6.9%, from $795.1 million in 2023 to $849.9 million in 2024. U.S. Commercial market sales increased $18.1 million, or 3.9%, from $459.7 million in 2023 to $477.8 million in 2024 as we continue to execute on our growing backlog. U.S. single family residential market sales increased $36.7 million, or 10.9%, from $335.4 million in 2023 to $372.1 million in 2024 and accounted for 41.8% of total sales in the year ended December 31, 2024. Sales to Latin-American markets increased $2.1 million, or 5.4%, from $38.2 million in 2023 to $40.3 million in 2024.

Gross profit during the year ended December 31, 2024, was $380.0 million, a decrease of $10.9 million, or 2.8%, from $390.9 million during the year ended December 31, 2023. The gross profit margin during the year ended December 31, 2024, decreased to 42.7% from 46.9% during the year ended December 31, 2023, primarily related to a 5.9% appreciation of the Colombian Peso impacting our costs denominated in Colombian Pesos against our predominantly US Dollar revenue stream. Additionally, the year over year comparison was also impacted by our mix of revenue, with sales from installation projects, wich bears lower margins, now accounting for 18.2% of our total revenues for the year ended December 31, 2024, compared to 15.4% for the year ended December 31, 2023, as well as higher salaries which were adjusted by the government at the beginning of the year and higher headcount to adjust for ongoing growth, which accounted for 210 basis points of our gross margin deterioration. Despite the year over year reduction of gross profit margin, gross margin sequentially increased during the year ended December 31, 2024.

Operating expenses increased $21.8 million, or 16.6%, from $131.2 million to $153.0 million for the year ended December 31, 2023 and 2024, respectively. The increase was mainly driven by personnel expense, up $9.4 million from $35.7 million during the year ended December 31, 2023, to $45.1 million during the year ended December 31, 2024, due to administrative salary adjustments, and operating headcount increase to support our growing operation, resulting in 74 basis points deterioration of our operating margin; and by a negative effect in COP denominated amounts related to a 5.9% appreciation of the Colombian Peso against US Dollar over the period.

During the year ended December 31, 2024 and 2023, the Company recorded non-operating income of $5.9 and $5.1 million, respectively. Non-operating income for the period is comprised primarily of interest income from short-term investments, income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Interest expense and deferred cost of financing decreased $1.7 million, or 19.0%, to $7.4 million during the year ended December 31, 2024, from $9.2 million during the year ended December 31, 2023, as the Company voluntarily prepaid $62.0 million to reduce its debt balance and benefited from having a favorable interest rate hedge in place for 100% of its outstanding debt.

During the year ended December 31, 2024, the Company recorded a non-operating net loss of $5.7 million associated with foreign currency transactions, compared to a net gain of $0.7 million during the year ended December 31, 2023.

The effective income tax rate of 28.4% and 29.8% for the years ended December 31, 2024 and 2023, respectively, are below the average statutory rates of 31.3% and 30.4% during each of those periods, respectively, as the proportion of our taxable income shifted jurisdictions resulting from new developments of our product designs, trademarks and other intellectual property rights as well as from growing profit in US subsidiaries.

As a result of the foregoing, the Company recorded a net income for the year ended December 31, 2024 of $161.3 million compared to $183.5 million for the year ended December 31, 2023.

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

During the years ended December 31, 2023, and 2022, the Company recorded a net non-operating income of $5.1 million and $4.2 million, respectively. Non-operating income is comprised primarily of interest income from short term investments and deposits, rental properties and gains on sale of scrap materials and charges to customers on credit card payments, as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

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

Cash Flow from Operations, Investing and Financing Activities

During the years ended December 31, 2024 and 2023, operating activities generated approximately $170.5 million and $138.8 million, respectively. The strong cashflow from operations during the year ended December 31, 2024, was mainly associatedwith our industry leading profitability, and enhanced working capital efforts.

The main sources of operating cash during the year ended December 31, 2024, were driven by trade accounts payable, and contract assets and liabilities. Trade accounts payable generated $14.7 million during the year ended December 31, 2024, mainly as a result of our growing operation, while our days payable outstanding increased only slightly, compared with $17.4 million used during the year ended December 31, 2023. In addition, contract assets and liabilities generated $14.3 million during the year ended December 31, 2024, mostly due to an increase in billings in excess of costs, as main projects are being executed, and large projects from our backlog are starting operations; compared to $13.9 million generated during the year ended December 31, 2023, as we executed on our growing backlog. The largest use of cash in operating activities was trade accounts receivable, which used $44.4 million in the year ended December 31, 2024, compared with a use of $0.8 million during the prior year period, driven by an increase in pace of large commercial installation jobs during the third and fourth quarter of 2024, which entail longer cash cycles. Additionally, taxes payable used $3.5 million during the year ended December 31, 2024, resulted from taxes being paid during the period, as the Colombian subsidiaries fully paid their 2023 income tax during the second quarter of 2024.

We used $77.3 million and $76.0 million in investing activities during the years ended December 31, 2024, and 2023, respectively. The main use of cash in investing activities during the year ended December 31, 2024 was related to scheduled payments on previous investments to increase capacity and efficiency as well as new investments in land and equipment. During the year ended December 31, 2024, we paid $79.6 million to acquire property plant and equipment, which in combination with $6.4 million acquired under credit or debt, amount to total capital expenditures of $86.0 million. During the year ended December 31, 2023, we used $78.0 million for the acquisition of property and equipment. Including assets acquired with debt or supplier credit, total capital expenditures during the period were $87.3 million.

Financing activities used $84.5 million and $42.8 million during the year ended December 31, 2024, and 2023, respectively. On April 10, 2024, we paid $2,500 to Incantesimo SAS, related to the acquisition of the remaining 31% equity interest of ES Metals. We paid $19.7 million and $16.4 million of dividends to holders of our ordinary shares during the years ended December 31, 2024 and 2023, respectively. Additionally, during the year ended December 31, 2024, we used $64.5 million to repay debt from our Senior Secured Line of Credit and other smaller facilities.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2024 or 2023.

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

Previously, a rise in interest rates could negatively affect the cost of financing for a significant portion of our debt with variable interest rates. However, following recent repayments we made oin our debt in 2024, only an immaterial portion of our debt is exposed to market risk, net of the effect from interest rate hedging derivative financial instruments further described in the footnotes to the financial statements, and fluctuations in interest rates would not have a significant impact on our cost of financing.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. Some of our subsidiaries’ operations are based in Colombia, and primarily transact business in local currency. Approximately 2.8% of our consolidated revenues and 25% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the U.S. Dollar would result in our annual revenues increasing by $1.3 million and our costs and expenses increasing by approximately $9.6 million, resulting in a $8.3 million decrease to net earnings based on results for the twelve months ended December 31, 2024.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in U.S. Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in U.S. Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. U.S. Dollar denominated monetary liabilities exceed their monetary assets by $11.6 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.1 million recorded in the Company’s Consolidated Statement of Operations as of December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2024, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2024, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

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

During the quarter ended December 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	65	Chief Executive Officer and Director
Christian T. Daes	61	Chief Operating Officer and Director
Santiago Giraldo	49	Chief Financial Officer
Luis Fernando Castro Vergara	58	Director
Anne Louise Carricarte	58	Director
Julio A. Torres	58	Director
Carlos Alfredo Cure Cure	80	Director

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

Santiago Giraldo served as our Deputy Chief Financial officer from February 2016 until August 2017 and has served as our Chief Financial Officer since such time. He joined Tecnoglass with significant financial experience, in capital markets, bank debt, derivatives, treasury, M&A and equity related transactions while working at JPMorgan Chase in the United States and Citibank in Colombia. Previously, Mr. Giraldo served as CFO and Head of Strategy for Ocensa, a subsidiary within the Ecopetrol Group (NYSE: EC). Mr. Giraldo received a Business Administration Degree (cum laude) from Washburn University and holds an MBA with an emphasis in International Business and Finance from California State University at Pomona, as well as several other studies and courses from Southern Methodist University, University of Chicago and Harvard Business School.

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

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2024, 2023 and 2022, of each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Other	Total (1)
Jose M. Daes (2)	2024	$3,292,800	$1,152,480	$-	$4,445,280
Chief Executive Officer	2023	$2,940,000	$1,029,000	$-	$3,969,000
	2022	$2,100,000	$735,000	$-	$2,835,000
Christian T. Daes (3)	2024	$3,292,800	$1,152,480	$-	$4,445,280
Chief Operating Officer	2023	$2,940,000	$1,029,000	$-	$3,969,000
	2022	$2,100,000	$735,000	$-	$2,835,000
Santiago Giraldo	2024	$665,280	$232,848	$-	$898,128
Chief Financial Officer	2023	$594,000	$207,900	$-	$801,900
	2022	$440,000	$154,000	$-	$594,000
Carlos Amin	2024	$225,000	$-	$1,426,545	$1,651,545
Vicepresident of Sales	2023	$225,000	$-	$1,416,989	$1,641,989
	2022	$200,000	$-	$955,307	$1,155,307
Samir Amin	2024	$225,000	$-	$1,426,545	$1,651,545
Vicepresident of Operations and Logistics	2023	$225,000	$-	$1,416,989	$1,641,989
	2022	$200,000	$-	$955,307	$1,155,307

(1)	During the period covered by the table, we did not issue any stock awards, option awards, non-equity incentive plan compensation, or other compensation, nor did any of the named executive officers experience any change in pension value and nonqualified deferred compensation earnings.

(2)	Mr. Daes also serves as chief executive officer of ES.

(3)	Mr. Daes also serves as chief executive officer of TG.

Compensation Arrangements with Named Executive Officers

On December 9, 2024, our compensation committee recommended, and on February 24, 2025, our Board approved, the following compensation arrangements for 2025 for each of Messrs. Daes, Daes, and Giraldo: (i) with respect to each of Messrs. Daes and Daes, a base salary of $3,822,080 plus a bonus of up to $1,248,832; and (ii) with respect to Mr. Giraldo, a base salary of $731,808 and a performance bonus of up to $292,723 per year. Each of the bonuses will be based on our 2025 financial performance and achievement of certain to-be-agreed upon targets throughout the year.

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

Pay Versus Performance

			Average Summary	Average	Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Compensation Table Total for Non-PEO NEOs ($) (2)	Compensation Actually Paid to Non-PEO NEOs ($)(2)*	On Total Shareholder Return ($)	Peer Group Total Shareholder Return	Net Income ($)	Operating Income
2024	4,445,280	4,445,280	2,671,704	2,671,704	311,85	121,82	161,309,000	227,001,000
2023	3,969,000	3,969,000	2,385,450	2,385,450	712.03	68.51	183,000,000	259,804,000
2022	2,835,000	2,835,000	1,714,500	1,714,500	475.00	104.65	156,412,000	226,415,000

(1) For each of the years presented in the table, our principal executive officer (PEO) is our Chief Executive Officer, Jose M. Daes.

(2) For each of the years presented in the table, our non-principal executive officers (non-PEOs) are Christian T. Daes and Santiago Giraldo.

Pay Ratio Disclosures

The following pay ratio information is provided in accordance with the requirements of Item 402(u) of Regulation S-K of the Exchange Act.

For fiscal 2024, the Company’s last completed fiscal year:

●	the median of the annual total compensation of all employees of the Company (other than the Chief Executive Officer) was $5,242; and
●	the annual total compensation of the Company’s Chief Executive Officer, Jose M. Daes, was $4,445,280.

Based on this information, the ratio for 2024 of the annual total compensation of the Chief Executive Officer to the median of the annual total compensation of all employees is 848 to 1.

The following steps were taken to determine the annual total compensation of the median employee and the Chief Executive Officer:

●	As of December 31, 2024, the employee population consisted of approximately 9,837 individuals, including full time, part time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with calendar year end and allowed identification of employees in a reasonably efficient manner.
●	For purposes of identifying the median employee from our employee population base, wages from our internal payroll records for the twelve-month period ended December 31, 2024, were used. These wages were consistent with amounts reported to taxation authorities for fiscal 2023. Consistent with the calculation of the Chief Executive Officer’s annual compensation, other elements of employee compensation were considered and added, if applicable when calculating the annual total compensation for all employees.
●	In addition, the compensation of approximately 2,622 full time employees who were hired during 2024 and employed on December 31, 2024, was annualized. We had no part time employees.
●	The median employee was identified using this compensation measure and methodology, which was consistently applied to all employees. The amounts reported in the 2024 Summary Compensation Table for named executive officers was used for the total annual compensation of the Chief Executive Officer. The salary amount reported in this table was annualized to reflect a full year’s compensation for the purpose of calculating the pay ratio disclosure.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Pension Benefits

As of December 31, 2024, we had not granted any pension benefits to any of our executive officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

As of December 31, 2024, we did not have any nonqualified defined contribution or other nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change-in-Control

As of December 31, 2024, none of our executive officers are entitled to payments or the provision of other benefits such as perquisites and health care benefits in connection with a termination or change-in-control.

Director Compensation

Each of our non-employee directors receives cash compensation of $84,585 each year. Additionally, our chairman of the Audit Committee and each other member of our Audit Committee receives additional cash compensation of $44,800 and $14,177, respectively, for serving on our Audit Committee. Our Chairman of the Compensation Committee and our Chairman of the Nominating & Governance Committee receive a compensation of $ 28,402. Employee directors do not receive cash compensation for their service as directors.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2024.

Name	Fees earned or paid in cash	Stock Awards	Total
Carlos Cure	$143,562	-	$143,562
Luis Fernando Castro Vergara	$127,164	-	$127,164
Julio A. Torres	$112,939	-	$112,939
A. Lorne Weil(2)	$112,939	-	$112,939
Anne Louise Carricarte	$127,164	-	$127,164

(1)	To date, we have not compensated our directors with stock awards, option awards, non-equity incentive plan compensation, pension value, nonqualified deferred compensation earnings or other compensation.
(2)	Mr. Weil resigned as a director effective December 30, 2024.

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

The table and accompanying footnotes set forth certain information based on public filings or information known to Tecnoglass as of December 31, 2024, with respect to the ownership of our ordinary shares by:

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

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	-	(2)	-
Chief Executive Officer and Director
Christian T. Daes	-	(2)	-
Chief Operating Officer and Director
Carlos Cure Cure	-		-
Director
Luis F. Castro Vergara	-		-
Director
Julio A. Torres	-		-
Director
Anne Louise Carricarte	-		-
Director
Santiago Giraldo	563		*
Chief Financial Officer
All directors and executive officers as a group (7 persons)	563		*
Five Percent Holders:
Energy Holding Corporation	22,960,183	(3)	48.9%

FMR LLC	5,046,634	(4)	10.7%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Joaquin Fernandez and Alberto Velilla Becerra are the directors of Energy Holding Corporation and may be deemed to share voting and dispositive power over such shares.

(4)	Represents shares held by FMR LLC, certain of its subsidiaries and affiliates including FIAM LLC, Fidelity Institutional Asset Management Trust Company, Fidelity Management & Research Company LLC, Fidelity Management Trust Company and Strategic Advisers LLC. Abigail P. Johnson is a director, the chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The business address of FMR is 245 Summer Street, Boston, MA 02210. Information derived from a Schedule 13G/A filed on December 6, 2024.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	1,593,917	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,593,917

(1) On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan. Under this plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2024, no awards had been made under the 2013 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. We sold $1.1 million to Alutrafic during the fiscal year ended December 31, 2024. We had outstanding accounts receivable from Alutrafic for $0.6 million as of December 31, 2024.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the years ended December 31, 2024, 2023, and 2022, we made charitable contributions for $3.4 million, $3.3 million, and $1.6 million respectively.

Incantesimo SAS

On November 10, 2023, we acquired the 30% equity interest in ESMetals previously not owned by us for an aggregate of $5.5 million from Incantesimo SAS, a Colombia domiciled company of which the primary beneficiary is Carlos Peña, who holds a senior management position at the Company. The Company paid $3.0 million during November and December 2023, and the remaining $2.5 million was paid in April 2024.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC a distributor and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes, the Company’s COO. We sold $1.2 million to Prisma-Glass LLC during the fiscal year ended December 31, 2024 and had outstanding accounts receivable of $0.4 million as of December 31, 2024.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located near our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively. During the year ended December 31, 2024, we purchased $1,199.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. We sold $0.8 million, $0.6 million, and $0.5 million, to Avanti during fiscal years 2024, 2023, and 2022, respectively, and had outstanding accounts receivable from Avanti for $0.3 million and $0.5 million as of December 31, 2024, and 2023, respectively.

Vidrio Andino Joint Venture

In 2019 we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. Income from this investment is recorded using the equity method and is presented within the Consolidated Statement of Operations as a component of non-operating income as the Company is not subject to income tax over this investment.

The joint venture agreement includes plans to build a new plant that will be located approximately 20 miles from our primary manufacturing facility in Barranquilla Colombia, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by us, operating cash flows from the Bogota plant, debt incurred at the joint venture level that will not be consolidated into our company.

In the ordinary course of business, we purchased $31.3 million from Vidrio Andino in 2024. As of December 31, 2024, we had outstanding payables to Vidrio Andino for $5.7 million. We recorded equity method income of $5.4 million on our Consolidated Statement of Operations during the year ended December 31, 2024. We received a dividend payment of $2.7 million from Vidrio Andino during the year ended December 31, 2024.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $0.7 million as of December 31, 2024. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

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

Item 14.	Principal Accountant Fees and Services.

The following fees were paid to PwC for services rendered in years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$910,942	$854,512
Audit-Related Fees(2)	47,500	-
All Other Fees(3)	1,245	2,000
Total Fees	$959,687	$857,412

(1)	Audit fees consist of fees paid for professional services by PwC for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2024, and 2023, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by PwC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”.

(3)	Other fees represent fees billed for professional services rendered by PwC in connection with subscription to information services and training. The Company was not billed for any fees billed in either of the last two fiscal years for professional services rendered by PwC for tax compliance, tax advice, and tax planning. Such “Tax Fees” would have been reported in the table above if any.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K

Exhibit No.	Description	Included	Form	Filing Date

3.1	Third Amended and Restated Memorandum and Articles of Association.	By Reference	Schedule 14A	December 4, 2013
4.1	Specimen Ordinary Share Certificate.	By Reference	S-1/A	January 23, 2012
4.2	Specimen Warrant Certificate.	By Reference	S-1/A	December 28, 2011
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	March 22, 2012
4.4	Description of the Company’s Securities	By Reference	10-K	March 8, 2021
10.1	Amended and Restated Registration Rights Agreement among the Company, the Initial Shareholders and Energy Holding Corporation.	By Reference	8-K	December 27, 2013
10.2	2013 Long-Term Incentive Equity Plan	By Reference	Schedule 14A	December 4, 2013
10.3	Form of Indemnification Agreement	By Reference	8-K	March 5, 2014
10.4	Settlement Agreement, dated June 30, 2018, between the Company and Giovanni Monti	By Reference	Form 10-K	March 8, 2019
10.5	Investment Agreement dated January 11, 2019, by and among Tecnoglass Inc., Holding Concorde S.A.S., Saint-Gobain Colombia S.A.S., Saint-Gobain Cristaleria S.L., and Pilkington International Holdings B.V.	By Reference	8-K	January 11, 2019
19	Insider Trading Policy	By Reference	Form 10-K	February 29, 2024
21	List of subsidiaries.	Herewith
23.1	Consent of PwC Contadores y Auditores S. A. S.	Herewith
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
97	Clawback Policy	By Reference	Form 10-K	February 29, 2024
101.INS	Inline XBRL Instance Document	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2025.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer	February 28, 2025
Jose M. Daes	(Principal Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	February 28, 2025
Christian T. Daes

/s/ Santiago Giraldo	Chief Financial Officer	February 28, 2025
Santiago Giraldo	(Principal Financial and Accounting Officer)

/s/ Carlos A. Cure	Director	February 28, 2025
Samuel R. Azout

/s/ Luis Fernando Castro	Director	February 28, 2025
Luis Fernando Castro

/s/ Anne Louise Carricarte	Director	February 28, 2025
Anne Louise Carricarte

/s/ Julio A. Torres	Director	February 28, 2025
Julio A. Torres

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tecnoglass Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tecnoglass Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimated Costs to Complete Fixed Price Contracts

As described in Notes 2 and 5 to the consolidated financial statements, $162.0 million of the Company’s total revenues for the year ended December 31, 2024 was generated from fixed price contracts. For the Company’s fixed price contracts, revenues are recognized using the cost-to-cost method, measured mainly by the percentage of costs incurred to date to total estimated costs for each contract. As disclosed by management, the Company generally uses the cost-to-cost method to measure progress for its contracts, which occurs as the Company incurs costs on the contracts. Under the cost-to-cost method, sales are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods. Due to the nature of the work required to be performed, management’s estimation of costs at completion is complex and requires significant judgment based on reasonable estimations. Management has disclosed that, while there are various factors that can affect the accuracy of cost estimates related to the revision of the proper allocation of indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time.

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

Barranquilla, Colombia

February 28, 2025

We have served as the Company’s auditor since 2014.

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$134,882	$129,508
Investments	2,645	2,907
Trade accounts receivable, net	202,915	166,498
Due from related parties	2,674	1,387
Inventories	139,642	159,070
Contract assets – current portion	22,920	17,800
Other current assets	54,332	58,590
Total current assets	$560,010	$535,760
Long-term assets:
Property, plant and equipment, net	$344,433	$324,591
Deferred income taxes	285	169
Contract assets – non-current	15,208	8,797
Intangible assets	4,389	3,475
Goodwill	23,561	23,561
Equity method investment	63,264	60,570
Other long-term assets	5,498	5,794
Total long-term assets	456,638	426,957
Total assets	$1,016,648	$962,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,087	$7,002
Trade accounts payable and accrued expenses	98,843	82,784
Due to related parties	9,864	7,498
Dividends payable	7,074	4,265
Contract liability – current portion	97,979	72,543
Other current liabilities	50,979	61,794
Total current liabilities	$265,826	$235,886
Long-term liabilities:
Deferred income taxes	$11,419	$15,793
Contract liability – non-current	-	14
Long-term debt	108,220	163,004
Total long-term liabilities	119,639	178,811
Total liabilities	$385,465	$414,697
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and December 31, 2023 respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,991,558 and 46,996,708 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	192,094	192,385
Retained earnings	538,787	400,035
Accumulated other comprehensive (loss)	(101,161)	(45,863)
Shareholders’ equity attributable to controlling interest	631,183	548,020
Total liabilities and shareholders’ equity	$1,016,648	$962,717

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Operating revenues:
External customers	$887,067	$830,879	$714,735
Related parties	3,114	2,386	1,835
Total operating revenues	890,181	833,265	716,570
Cost of sales	510,209	442,331	367,071
Gross profit	379,972	390,934	349,499
Operating expenses:
Selling expense	(81,298)	(68,061)	(69,006)
General and administrative expense	(71,673)	(63,111)	(54,078)
Total operating expenses	(152,971)	(131,172)	(123,084)
Operating income	227,001	259,762	226,415
Non-operating income, net	5,858	5,131	4,218
Foreign currency transactions (loss)/gains	(5,665)	686	2,013
Interest expense and deferred cost of financing	(7,433)	(9,178)	(8,156)
Equity method income	5,397	5,013	6,680
Income before taxes	225,158	261,414	231,170
Income tax provision	(63,849)	(77,904)	(74,758)
Net income	$161,309	$183,510	$156,412
Income attributable to non-controlling interest	-	(628)	(669)
Income attributable to parent	$161,309	$182,882	$155,743
Basic income per share	$3.43	$3.85	$3.27
Diluted income per share	$3.43	$3.85	$3.27
Basic weighted average common shares outstanding	46,996,168	47,508,980	47,674,773
Diluted weighted average common shares outstanding	46,996,168	47,508,980	47,674,773
Other comprehensive income:
Foreign currency translation adjustments	(53,167)	63,058	(46,623)
Change in fair value derivative contracts	(2,131)	(2,734)	9,187
Other Comprehensive Income	(55,298)	60,324	(37,436)
Total Comprehensive income	$106,011	$243,834	$118,976
Income attributable to non-controlling interest	-	(628)	(669)
Total comprehensive income attributable to parent	$106,011	$243,206	$118,307

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non-Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2021	47,674,773	5	219,290	2,273	91,045	(68,751)	243,862	836	244,698

Dividend (0.28 per share)	-	-	-	-	(13,349)	-	(13,349)	-	(13,349)

Legal reserve	-	-	-	(815)	815	-	-	-	-

Derivative financial instruments	-	-	-	-	-	9,187	9,187	-	9,187

Foreign currency translation	-	-	-	-	-	(46,623)	(46,623)	-	(46,623)

Net income	-	-	-	-	155,743	-	155,743	669	156,412

Balance at December 31, 2022	47,674,773	5	219,290	1,458	234,254	(106,187)	348,820	1,505	350,325

Dividend (0.36 per share)	-	-	-	-	(17,101)	-	(17,101)	-	(17,101)

Share Repurchase	(678,065)	-	(23,537)	-	-	-	(23,537)		(23,537)

Non-controlling interest Purchase	-	-	(3,368)	-	-	-	(3,368)	(2,133)	(5,501)

Derivative financial instruments	-	-	-	-	-	(2,734)	(2,734)	-	(2,734)

Foreign currency translation	-	-	-	-	-	63,058	63,058	-	63,058

Net income	-	-	-	-	182,882	-	182,882	628	183,510

Balance at December 31, 2023	46,996,708	5	192,385	1,458	400,035	(45,863)	548,020	-	548,020

Dividend (0.44 per share)	-	-	-	-	(22,557)	-	(22,557)	-	(22,557)

Share Repurchase	(5,150)	-	(291)	-	-	-	(291)		(291)

Derivative financial instruments	-	-	-	-	-	(2,131)	(2,131)	-	(2,131)

Foreign currency translation	-	-	-	-	-	(53,167)	(53,167)	-	(53,167)

Net income	-	-	-	-	161,309	-	161,309	-	161,309

Balance at December 31, 2024	46,991,558	5	192,094	1,458	538,787	(101,161)	631,183	-	631,183

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$161,309	$183,510	$156,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	857	2,809	643
Provision for obsolete inventory	98	67	19
Depreciation and amortization	26,470	21,878	19,686
Deferred income taxes	(1,870)	8,345	5,484
Equity method income	(5,397)	(5,013)	(6,680)
Deferred cost of financing	1,214	1,243	1,370
Other non-cash adjustments	34	120	(36)
Unrealized currency translation losses	11,984	(25,854)	15,385
Changes in operating assets and liabilities:
Trade accounts receivable	(44,388)	(780)	(54,179)
Inventories	(2,880)	(522)	(63,937)
Prepaid expenses	(4,017)	(2,849)	(2,405)
Other assets	(2,996)	(27,547)	(483
Other liabilities	94	(62)	(1,862)
Trade accounts payable and accrued expenses	14,660	(17,428)	7,220
Accrued interest expense	1	(1)	(1)
Taxes payable	(4,344)	(12,851)	45,250)
Labor liabilities	1,090	1,109	927
Contract assets and liabilities	14,322	13,871	16,174
Related parties	4,291	(1,218)	2,933
CASH PROVIDED BY OPERATING ACTIVITIES	$170,532	$138,827	$141,920
CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	2,703	2,282	-
Purchase of investments	(429)	(339)	(1,257)
Acquisition of property and equipment	(79,563)	(77,960)	(71,327)
CASH USED IN INVESTING ACTIVITIES	$(77,289)	$(76,017)	$(72,584)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(19,743)	(16,427)	(12,869)
Stock buyback	(291)	(23,537)	-
Non controlling interest purchase	(2,500)	(3,000)	-
Proceeds from debt	2,532	196	49
Repayments of debt	(64,547)	-	(31,981)
CASH USED IN FINANCING ACTIVITIES	$(84,549)	$(42,768)	$(44,801)
Effect of exchange rate changes on cash and cash equivalents	$(3,320)	$5,795	$(5,875)
NET INCREASE IN CASH	5,374	25,837	18,660
CASH – Beginning of period	129,508	103,671	85,011
CASH – End of period	$134,882	$129,508	$103,671
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,977	$11,624	$6,421
Income Tax	$86,602	$107,150	$27,191
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$6,410	$9,311	$11,800
Unpaid portion of non-controlling interest purchase	$-	$2,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass”, “we”, “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glas, aluminum, and vinyl, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports more than 97% of its production to foreign countries.

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

Principles of Consolidation

These audited consolidated financial statements consolidate Tecnoglass, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC, Tecno RE LLC, GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), and Ventanas Solar S.A (“VS”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2024, and 2023, cash and cash equivalents were primarily comprised of deposits held in operating accounts in the United States, and to a lesser amount, Colombia, and Panama. As of December 31, 2024, and 2023 the Company had no restricted cash.

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

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts and sales returns. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of expected credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for credit losses is necessary based on an analysis of current credit losses and other factors that may indicate that the collectability of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and a review of the local economic environment and its potential impact on the collectability of accounts receivable. Account balances are deemed to be uncollectible and are charged off within 90 days of having recorded an allowance and all means of collection have been exhausted and the potential for recovery is considered remote.

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

Goodwill

We review goodwill for impairment each year on December 31st or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable. Under ASC 350-20-35-4 through 35-8A, the goodwill impairment test requires a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The Company has only one reporting unit and as such the impairment analysis was done by comparing the Company’s market capitalization with its book value of equity. As of December 31, 2024, the Company’s market capitalization substantially exceeded its book value of equity and as such no impairment of goodwill was indicated. See Note 11- Goodwill and Intangible Assets for additional information.

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

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. While there are various factors that can affect the accuracy of cost estimates related to the revision of the proper allocation of indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The Company recognizes a liability for non-recurring obligations as situations considering that projects actual costs are usually adjusted to estimated costs. The Company did not recognize sales for performance obligations satisfied in prior periods during year ended December 31, 2024.

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

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products. The cost associated with product warranties was $2,597, $1,860, and $2,425, during the years ended December 31, 2024, 2023, and 2022, respectively.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2024, 2023, and 2022, amounted to approximately $2,502, $2,250, and $1,612, respectively.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The Board is issuing this Update to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

Accounting Standards Adopted in 2024

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) have observed that segment information is critically important in understanding a public entity’s different business activities. That information enables investors to better understand an entity’s overall performance and assists in assessing potential future cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2024 using a retrospective method. For further information, refer to Note 5- Segment and Geographic Information.

Note 3. Long Term Investments

Saint-Gobain Joint Venture

In 2019 we entered into a joint venture agreement with Compagnie de Saint-Gobain S.A. (“Saint-Gobain”), a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. Income from this investment is recorded using the equity method and is presented within the Consolidated Statement of Operations as a component of non-operating income as the Company is not subject to income tax over this investment.

The joint venture agreement includes plans to build a new plant that will be located approximately 20 miles from our primary manufacturing facility in Barranquilla Colombia, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by us, operating cash flows from the Bogota plant, debt incurred at the joint venture level that will not be consolidated into our company.

Note 4. Segment and Geographic Information

The Company has one operating segment, Architectural Glass and Windows, which is also its reporting segment. The segment comprises the design, manufacturing, distribution, marketing and installation of high-specification architectural glass and window products sold to residential and commercial markets. The following table presents geographical information about external customers. Geographical information is based on the location where the customer is located.

	Twelve months ended December 31,
	2024	2023	2022
Colombia	$25,025	$25,103	$16,000
United States	849,904	795,063	688,358
Panama	1,158	1,382	2,738
Other	14,094	11,717	9,474
Total revenues	$890,181	$833,265	$716,570

The following table presents revenues from external customer by product groups.

	Years ended December 31,
	2024	2023	2022
Glass and framing components	$80,179	$81,497	$71,479
Windows and architectural systems	810,002	751,768	645,091
Total revenues	$890,181	$833,265	$716,570

During the year ended December 31, 2024, 2023, and 2022, no single customer accounted for more than 10% of our revenues.

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on gross profit and net income that also is reported on the income statement as consolidated net income, cash flows from operations which are reported on the consolidated statement of cash flows, along with certain non-G.A.A.P metrics. These metrics are used to monitor budgeted versus actual results, and competitive analysis by benchmarking to the Company’s competitors. Significant segment expenses include cost of sales, selling expense, and general and administrative expenses. Other segment items included in consolidated net income are interest expense, other expense, net and the provision for income taxes, which are reflected in the consolidated statements of comprehensive income. The Company’s CODM are the CEO and COO together as a group.

The Company performs intra-entity sales and transfers within its single segment comprised of several vertically integrated processes including its main manufacturing operations in Colombia and distribution and installation in the United States. The Company considers its operations to be a single reporting segment because it only produces architectural glass and window systems to serve similar markets in a vertically integrated platform.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The Company’s long-lived assets are distributed geographically as follows:

	Year ended December 31,
	2024	2023
Colombia	$384,090	$369,889
Panamá	20	89
United States	72,243	56,810
Total long-lived assets	$456,353	$426,788

Note 5. Revenue Disaggregation, Contract Assets and Contract liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Years ended December 31,
	2024	2023	2022
Fixed price contracts	$161,959	$128,292	$98,299
Product sales	728,222	704,973	618,271
Total revenues	$890,181	$833,265	$716,570

The table below presents revenues distribution by end-market.

	Years ended December 31,
	2024	2023	2022
Commercial	$518,067	$497,855	$410,166
Residential	372,114	335,410	306,404
Total Revenues	$890,181	$833,265	$716,570

Remaining Performance Obligations

As of December 31, 2024, the Company had $655.7 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude letters of intent, unexercised contract options, verbal commitments, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within two years, of which $369.1 million are expected to be recognized during the year ended December 31, 2025, and $161.7 million during the year ended December 31, 2026.

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

The table below presents the components of net contract assets (liabilities).

	December 31, 2024	December 31, 2023
Contract assets — current	$22,920	$17,800
Contract assets — non-current	15,208	8,797
Contract liabilities — current	(97,979)	(72,543)
Contract liabilities — non-current	-	(14)
Net contract liabilities	$(59,851)	$(45,960)

The components of contract assets are presented in the table below.

	December 31, 2024	December 31, 2023
Unbilled contract receivables, gross	$6,584	$4,501
Retainage	31,544	22,096
Total contract assets	38,128	26,597
Less: current portion	22,920	17,800
Contract assets – non-current	$15,208	$8,797

The components of contract liabilities are presented in the table below.

	December 31, 2024	December 31, 2023
Billings in excess of costs	$58,708	$35,949
Advances from customers on uncompleted contracts	39,271	36,608
Total contract liabilities	97,979	72,557
Less: current portion	97,979	72,543
Contract liabilities – non-current	$-	$14

During the year ended December 31, 2024, the Company recognized $15.6 million of sales related to its billing in excess of cost liability on January 1, 2024. During the year ended December 31, 2023, the Company recognized $8,120 of sales related to its contract liabilities on January 1, 2023.

Note 6. Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,
	2024	2023
Trade accounts receivable	205,730	168,778
Less: Allowance for credit losses	(2,815)	(2,280)
Total	$202,915	$166,498

The changes in the allowance for credit losses for the years ended December 31, 2024, 2023, and 2022, are as follows:

	Years ended December 31,
	2024	2023	2022
Balance at beginning of year	$2,280	$577	$188
Provision for bad debts	857	2,809	643
Deductions and write-offs, net of foreign currency adjustment	(322)	(1,106)	(254)
Balance at end of year	$2,815	$2,280	$577

Note 7. Inventories

Inventories are comprised of the following:

	December 31, 2024	December 31, 2023
Raw materials	$98,336	$100,828
Work in process	16,891	19,738
Finished goods	1,248	9,941
Spares and accessories	22,215	27,057
Packing material	1,220	1,715
	139,910	159,279
Less: Inventory allowance	(268)	(209)
	$139,642	$159,070

Note 8. Other Current Assets

Other assets consist of the following:

	Year ended December 31,
	2024	2023
Prepaid income taxes	38,503	39,908
Derivative financial instruments	4,335	6,453
Prepaid expenses	5,721	5,159
Advances to suppliers and loans	$2,148	$4,756
Other creditors	2,849	1,535
Employee receivables	776	779
Total	$54,332	$58,590

During the years ended December 31, 2024, 2023, and 2022, the Company recorded $2,803, 2,208, and $1,820 of prepaid expenses amortization, respectively.

Note 9. Property, Plant and Equipment

Property, plant, and equipment is comprised of the following:

	December 31, 2024	December 31, 2023
Land	56,142	40,034
Buildings	$125,856	$125,505
Machinery and equipment	265,340	267,175
Office equipment and software	10,311	11,129
Vehicles	28,933	23,647
Furniture and fixtures	3,714	3,726
Total property, plant and equipment	490,296	471,216
Accumulated depreciation	(145,863)	(146,625)
Total property, plant and equipment, net	$344,433	$324,591

Depreciation expense was $22,225, $18,482, and $16,475 for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 10. Goodwill and Intangible Assets

Goodwill

There were no movements to goodwill during the year ended December 31, 2024, 2023, and 2022.

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (“NOA’s”), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	December 31, 2024
	Gross	Acc. Amort.	Net
Notice of Acceptances (“NOA’s”), product designs and other intellectual property	14,263	(9,874)	4,389

	December 31, 2023
	Gross	Acc. Amort.	Net
Notice of Acceptances (“NOA’s”), product designs and other intellectual property	12,231	(8,756)	3,475

The weighted average amortization period is 4.67 years.

During the twelve months ended December 31, 2024, 2023, and 2022, the amortization expense amounted to $1,441, $1,207, and $1,391, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2024, is as follows:

Year ending	(in thousands)
2025	1,048
2026	836
2027	767
2028	632
Thereafter	1,106
$4,389

Note 11. Other Long-Term Assets

Other long-term assets are comprised of the following:

	December 31,
	2024	2023
Real estate investments	$3,828	$4,365
Other long-term investments	$1,670	$1,429
	$5,498	$5,794

Note 12. Supplier Finance Program

Tecnoglass, Inc. has established payment times to suppliers for the purchase of goods and services, which normally range between 30 and 60 days. In the normal course of business, suppliers may require liquidity and manage, through third parties, the advanced payment of invoices. The Company allows its suppliers the option to payments in advance of an invoice due date, through a third-party finance provider or intermediary, with the purpose of allowing suppliers to obtain the required liquidity. For these purposes, suppliers present to Tecnoglass, Inc. the third-party finance provider or intermediary with whom they will carry out the finance program and establish an agreement, through which the invoices will be paid by the third-party finance provider or intermediary once Tecnoglass, Inc. has confirmed the invoices as valid. Once the Company confirms the invoices are valid, the third-party finance provider or intermediary proceeds with the payment to the supplier. Subsequently, Tecnoglass, Inc. pays the invoices for goods or services to the third-party finance provider or intermediary selected by the supplier. Payment times do not vary from those initially agreed with the supplier, as stated in the invoices factored by the supplier (i.e. between 30 and 60 days). Pursuant to the supplier finance programs, the Company has not been required to pledge any assets as security nor to provide any guarantee to third-party finance provider or intermediary.

As of December 31, 2024, the obligations outstanding related to the supplier finance program amounted to $1,852, recorded as current liabilities, in the following balance sheet lines: Trade accounts payable and accrued expenses ($1,338) & Due to related parties ($514).

The rollforward of Tecnoglass, Inc.´s outstanding obligations confirmed as valid under its supplier finance program for the years ended December 31, 2024, and 2023, are as follows:

	Twelve months ended December 31, 2024	Twelve months ended December 31, 2023
Confirmed Obligations outstanding at the beginning of the year	$2,722	$9,290
Invoices confirmed during the year	30,314	48,873
Confirmed invoices paid during the year	(31,184)	(55,441)
Confirmed Obligations outstanding at the end of the year	1,852	2,722

Note 13. Debt

The Company’s debt is comprised of the following:

	December 31, 2024	December 31, 2023
Revolving lines of credit	$600	$525
Finance lease	111	327
Other credits	378
Senior secured credit facility	110,000	172,500
Less: Deferred cost of financing	(1,782)	(3,346)
Total obligations under borrowing arrangements	109,307	170,006
Less: Current portion of long-term debt and other current borrowings	1,087	7,002
Long-term debt	$108,220	$163,004

In November 2021, the Company amended its Senior Secured Credit Facility to (i) increase the borrowing capacity under its committed line of credit from $50 million to $150 million, (ii) reduce its borrowing costs by an approximate 130 basis points and (iii) extend the initial maturity date by one year to the end of 2026. Borrowings under the credit facility now bear interest at a rate of LIBOR with no floor plus a spread of 1.50%, based on the Company’s net leverage ratio, compared to a prior rate of LIBOR with a floor of 0.75% plus a spread of 2.50%, resulting on total annual savings of approximately $15 million at current levels of outstanding borrowings, since entering into our inaugural US Bank syndicated facility in October 2020. The effective interest rate for this credit facility including deferred issuance costs is 6.80%. In relation to this transaction, the Company accounted for costs related to fees paid of $1,496. This was accounted for as a debt modification and $1,346 of fees paid to banks were capitalized as deferred cost of financing and $150 paid to third parties recorded as an operating expense on the consolidated statements of operations for the year ended December 31, 2021. Beginning on July 1, 2023, the interest rate on this credit facility was updated to SOFR plus the same spread of 1.5%. As of December 2024, we voluntarily prepaid $64.5 million of capital to this credit facility which has decreased our net leverage ratio and triggered a step down in the applicable interest rate spread to 1.5%.

As of December 31, 2024, all assets of the company are pledged as collateral for the syndicated loan.

Maturities of long-term debt and other current borrowings as of December 31, 2024, are as follows:

2025	1,087
2026	110,002
Total	$111,089

The Company’s loans have maturities ranging from a few weeks to 3 years. Our credit facilities bear interest at a weighted average of rate 5.93%, though a large portion is hedged through 2026 at a fixed rate resulting in a weighted average rate of 3.4% net of hedging.

Interest expense, excluding the amortization of deferred financing cost, for the year ended December 31, 2024, 2023, and 2022, was $6,219, $7,935 and $6,786 , respectively. During the years ended December 31, 2024, 2023 and 2022, the Company did not capitalize interests.

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

The components of income tax expense are as follows:

	Twelve months ended December 31,
	2024	2023	2022
Current income tax
United States	(20,310)	$(20,649)	$(7,012)
Colombia	(45,396)	(48,895)	(62,230)
Panama	(13)	(14)	(32)
	(65,719)	(69,558)	(69,274)
Deferred income Tax
United States	212	333	422
Colombia	1,658	(8,679)	(5,906)
	1,870	(8,346)	(5,484)
Total income tax provision	(63,849)	$(77,904)	$(74,758)

Effective tax rate	28.4%	29.8%	32.3%

A reconciliation of the statutory tax rate in Colombia to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2024	2023	2022
Income tax expense at statutory rates	31.2%	33.0%	33.8%
Non-deductible expenses	1.5%	0.9%	0.7%
Non-taxable income	(4.3)%	(1.2)%	(2.2)%
Effective tax rate	28.4%	29.8%	32.3%

No single individual item contributed significantly to the reconciliation of the Company’s effective tax rate to the statutory rate during the year ended December 31, 2022, 2023, and 2024.

The Company has the following deferred tax assets and liabilities:

	Year ended December 31,
	2024	2023
Deferred tax assets:
Property, plant and equipment adjustments	52	411
Tax benefit on installation of renewable energy project	83	131
Foreign currency transactions	2,440	5,400
Other	916	732
Total deferred tax assets	$3,491	$6,674

Deferred tax liabilities:
Depreciation and Amortization	(7,902)	(6,216)
Other	(1,966)	(2,345)
Foreign currency transactions	(4,757)	(13,737)
Total deferred tax liabilities	$(14,625)	$(22,298)

Net deferred tax	$(11,134)	$(15,624)

Net deferred tax is presented on the balance sheet as follows:

	Year ended December 31,
	2024	2023
Long term deferred income tax asset	$285	$169
Less: long term deferred income tax liability	$11,419	$15,793

Note 15. Hedging Activities and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022 and, thus, we shall have payment dates each quarter, commencing March, 31 2023. During the quarter ended December 31, 2024, we entered into several foreign currency non-delivery option contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

As of December 31, 2024, the fair value of our interest rate swap and foreign currency non-delivery option contracts was in a net asset position of $4.3 million. We had 8 outstanding interest rate swap contracts to hedge $110 million related to our outstanding debt through November 2026 and 5 nondelivery option contracts to exchange $20 million U.S. Dollars to Colombian Pesos through June, 2025. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of December 31, 2024.

We assess the effectiveness of our interest rate swap and foreign currency non-delivery option contracts by comparing the change in the fair value of the interest rate swap and foreign currency non-delivery option contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap and foreign currency non-delivery option contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of December 31, 2024, that we expect will be reclassified to earnings within the next twelve months, is $2.4 million.

The fair value of our interest rate swap and foreign currency non-delivery option hedges is classified in the accompanying consolidated balance sheets, as of December 31, 2024, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments	December 31, 2024		December 31, 2024
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$4,311	Accrued liabilities	$-
foreign currency non-delivery forwards		16		-
Total derivative instruments	Total derivative assets	$4,327	Total derivative liabilities	$-

The fair value of our interest rate swap and foreign currency non-delivery forward hedges is classified in the accompanying consolidated balance sheets, as of December 31, 2023, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments	December 31, 2023		December 31, 2023
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts and foreign currency non-delivery forwards	Other current assets	$6,453	Accrued liabilities	$	(-)
Total derivative instruments	Total derivative assets	$6,453	Total derivative liabilities	$	(-)

The ending accumulated balance for the interest rate swap and foreign currency non-delivery option contracts included in accumulated other comprehensive income, net of tax, was $4,322 as of December 31,2024, comprised of a derivative gain of $4,327 and an associated net tax liability of $5. The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $6,453 as of December

31,2023.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the twelve months ended December 31, 2024 and 2023:

Location of Gain or (Loss)	Derivatives in Cash Flow Hedging Relationships
Reclassified from accumulated	Amount of Gain or (Loss)
OCI (Loss) into	Recognized in OCI (Loss) on
Income	Derivatives
Twelve Months Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Interest Rate Swap and foreign currency non-delivery forwards Contracts	$(2,131)	$(2,734)	$9,187

Derivatives in Cash Flow Hedging Relationships
Location of Gain or (Loss)	Amount of Gain or (Loss)
Reclassified from accumulated	Reclassified from
OCI (Loss) into	Accumulated
Income	OCI (Loss) into Income
Twelve Months Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Interest Expense and operating income	$4,082	$6,380	$-

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

As of December 31, 2024, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 13–- Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt, which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	December 31, 2024	December 31, 2023
Fair Value	109,341	166,041
Carrying Value	108,220	163,004

Note 16. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	December 31, 2024	December 31, 2023
Due from related parties:
Fundación tecnoglass	809	-
Alutrafic Led SAS	629	322
Studio Avanti SAS	301	460
Prisma Glass LLC	375	281
Due from other related parties	560	324
Total due from related parties	$2,674	$1,387

Due to related parties:
Vidrio Andino (St. Gobain)	5,660	3,927
Incantesimo SAS	-	2,500
Due from other related parties	4,204	1,071
Total due to related parties	$9,864	$7,498

	Year ended December 31,
	2024	2023	2022
Sales to related parties:
Alutrafic Led SAS	$1,082	$816	$941
Studio Avanti SAS	761	585	534
Prisma Glass LLC	1,197	761	-
Sales to other related parties	74	224	360
	$3,114	$2,386	$1,835

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. We sold $1,082, $816, and $941 to Alutrafic during fiscal years 2024, 2023, and 2022, respectively. We had outstanding accounts receivable from Alutrafic for $629 and $322 as of December 31, 2024, and December 31, 2023, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the years ended December 31, 2024, 2023, and 2022, we made charitable contributions for $3,396, $3,265, and $1,564 respectively.

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

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC a distributer and installer of architectural systems in Florida that. is owned and controlled by family members of Christian Daes, the Company’s COO. We sold $1,197, and $761 to Prisma-Glass LLC during fiscal year 2024, and 2023, respectively, and had outstanding accounts receivable of $375, and $281 as of December 31, 2024. And 2023, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located near our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively. During the years ended December 31, 2024, 2023, and 2022, we purchased $1,199, $1,315, and $935, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. We sold $761, $585, and $534, to Avanti during fiscal years 2024, 2023, and 2022, respectively, and had outstanding accounts receivable from Avanti for $301 and $460 as of December 31, 2024, and 2023, respectively.

Vidrio Andino Joint Venture

In 2019 we entered into a joint venture agreement with Saint-Gobain, a world leader in the production of float glass, a key component of our manufacturing process, whereby we acquired a 25.8% minority ownership interest in Vidrio Andino, a Colombia-based subsidiary of Saint-Gobain. Income from this investment is recorded using the equity method and is presented within the Consolidated Statement of Operations as a component of non-operating income as the Company is not subject to income tax over this investment.

The joint venture agreement includes plans to build a new plant that will be located approximately 20 miles from our primary manufacturing facility in Barranquilla Colombia, in which we will also have a 25.8% interest. The new plant will be funded with proceeds from the original cash contribution made by us, operating cash flows from the Bogota plant, debt incurred at the joint venture level that will not be consolidated into our company.

In the ordinary course of business, we purchased $31,310, $32,036, and $20,764, from Vidrio Andino in 2024, 2023, and 2022, respectively. As of December 31, 2024, and 2023, we had outstanding payables to Vidrio Andino for $5,660 and $3,927, respectively. We recorded equity method income of $5,397, $5,013, and $6,680, on our Consolidated Statement of Operations during the years ended December 31, 2024, 2023, and 2022, respectively. We received a dividend payment of $2,703 and $2,282 from Vidrio Andino During the years ended December 31, 2024 and 2023, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $690 and $796 as of December 31, 2024, and December 31, 2023, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 17. Commitments and Contingencies

Commitments

As of December 31, 2024, the Company had outstanding obligations to purchase an aggregate of at least $43,907 of certain raw materials from a specific supplier before November 30, 2030, and an aggregate of at least $8,480 of certain raw materials from a specific supplier through 2028.

Additionally, in connection with the joint venture agreement the Company consummated with Saint-Gobain on May 3, 2019, further described in Note 4. Long Term Investments, the Company acquired a contingent obligation to purchase minimum volumes of float glass once the new plant located close to the Company’s actual manufacturing facilities commences operations.

Guarantees

As of December 31, 2024, the Company does not have guarantees on behalf of other parties.

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

As of December 31, 2024, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2024, a total of 46,991,558 Ordinary shares were issued and outstanding.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital. The amount recorded meets this standard.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022:

	Twelve months ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings per shares
Net Income attributable to parent	$161,309	$182,882	$155,743

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,996,168	47,508,980	47,674,773
Effect of dilutive securities and stock dividend	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,996,168	47,508,980	47,674,773
Basic earnings per ordinary share	$3.43	$3.85	$3.27
Diluted earnings per ordinary share	$3.43	$3.85	$3.27

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2024, no awards have been made since the inception of 2013 Plan.

Dividend

In December 2024, the Board of Directors approved a 36% increase in the quarterly dividend on the Company’s ordinary shares, to $0.15 per share from $0.11 per share. At the new rate, the dividend on an annualized basis will be $0.60 per share compared to the previous rate of $0.44 per share. Shareholders of record as of the close of business on December 31, 2024 were paid a dividend of $0.15 on January 31, 2025.

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

Note 19. Operating Expenses

Selling expenses for the years ended December 31, 2024, 2023, and 2022, were comprised of the following:

	Twelve months ended December 31,
	2024	2023	2022
Shipping and handling	40,659	$38,460	$39,311
Sales commissions	12,533	11,331	13,265
Personnel	12,379	9,300	7,896
Services	2,781	2,479	3,033
Accounts receivable provision	857	2,809	643
Packaging	1,518	1,707	1,338
Taxes	1,672	193	174
Travel	2,061	1,242	586
Other selling expenses	6,838	540	2,760
Total Selling Expense	81,298	$68,061	$69,006

General and administrative expenses for the years ended December 31, 2024, 2023, and 2022, were comprised of the following:

	Twelve months ended December 31,
	2024	2023	2022
Personnel	$17,288	$15,223	$11,859
Related parties	18,925	14,518	9,972
Services	4,996	5,032	5,568
Depreciation and amortization	4,623	3,829	3,043
Professional fees	7,741	5,022	3,138
Insurance	3,930	3,329	2,880
Taxes	1,745	1,324	1,219
Bank charges and tax on financial transactions	4,638	4,168	2,812
Rent expense	480	559	1,270
Strategic Review related expenses	1,846	-	-
Non-recurring administrative expenses	-	-	3,402
Project specific legal expenses	-	5,023	4,550
Other expenses	5,461	5,084	4,365
Total General and administrative expenses	$71,673	$63,111	$54,078

Note 20. Non-Operating Income and Expenses

Non-operating income and expenses, net on our consolidated statement of operations amounted to an income of $5,857, $5,131 million, and $4,218 million, for the years ended December 31, 2024, 2023, and 2022, respectively. These amounts are primarily comprised of interest income from short-term investments and deposits, rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the company’s direct sphere of influence.

During the year ended December 31, 2024, the Company recorded a non-operating loss of $5,665 associated with foreign currency transactions gains. Comparatively, the Company recorded a net gain of $686 during the year ended December 31, 2023, within the statement of operations as the Colombian peso appreciated 15.2% during the period. The company recorded net gain of $2,013 during the year ended December 31, 2022, within the statement of operations.

