Form 10-Q
period 2025-03-31
Tecnoglass Inc.
filed 2025-05-08
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 5, 2025, there were 46,988,528 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$157,302	$134,882
Investments	2,856	2,645
Trade accounts receivable, net	224,638	202,915
Due from related parties	2,858	2,674
Inventories	155,817	139,642
Contract assets – current portion	25,952	22,920
Other current assets	67,338	54,332
Total current assets	$636,761	$560,010
Long-term assets:
Property, plant and equipment, net	$387,923	$344,433
Long-term account receivables	1,550	-
Deferred income taxes	433	285
Contract assets – non-current	12,931	15,208
Intangible assets	4,864	4,389
Goodwill	23,561	23,561
Long-term investments	64,608	63,264
Other long-term assets	5,658	5,498
Total long-term assets	501,528	456,638
Total assets	$1,138,289	$1,016,648
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$627	$1,087
Trade accounts payable and accrued expenses	123,279	98,843
Due to related parties	9,872	9,864
Dividends payable	7,071	7,074
Contract liability – current portion	120,296	97,979
Other current liabilities	67,934	50,979
Total current liabilities	$329,079	$265,826
Long-term liabilities:
Deferred income taxes	$15,017	$11,419
Contract liability – non-current	647	-
Long-term debt	108,409	108,220
Total long-term liabilities	124,073	119,639
Total liabilities	$453,152	$385,465
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,989,948 and 46,991,558 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	191,970	192,094
Retained earnings	573,926	538,787
Accumulated other comprehensive loss	(82,222)	(101,161)
Total shareholders’ equity	685,137	631,183
Total liabilities and shareholders’ equity	$1,138,289	$1,016,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Operating revenues:
External customers	$221,272	$192,089
Related parties	1,016	538
Total operating revenues	222,288	192,627
Cost of sales	(124,763)	(117,967)
Gross profit	97,525	74,660
Operating expenses:
Selling expense	(23,617)	(17,583)
General and administrative expense	(18,855)	(16,055)
Total operating expenses	(42,472)	(33,638)
Other operating income	4,276	-
Operating income	59,329	41,022
Non-operating income, net	1,016	1,080
Equity method income	1,344	1,046
Foreign currency transactions gains loss	(509)	(153)
Interest expense and deferred cost of financing	(1,331)	(2,106)
Income before taxes	59,849	40,889
Income tax provision	(17,660)	(11,159)
Net income	$42,189	$29,730
Basic income per share	$0.90	$0.63
Diluted income per share	$0.90	0.63
Basic weighted average common shares outstanding	46,989,948	46,996,708
Diluted weighted average common shares outstanding	46,989,948	46,996,708
Other comprehensive income:
Foreign currency translation adjustments	19,576	30
Change in fair value of derivative contracts	(637)	1,036
Other comprehensive income	18,939	1,066
Comprehensive income	$61,128	$30,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,189	29,730
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	215	125
Depreciation and amortization	7,339	6,313
Deferred income taxes	2,470	3,518
Equity method income	(1,344)	(1,046)
Gain on disposal of assets	(4,273)	3
Deferred cost of financing	283	322
Other non-cash adjustments	223	-
Unrealized currency translation loss	(6,314)	(4,227)
Changes in operating assets and liabilities:
Trade accounts receivable	(18,993)	3,840
Inventories	(8,678)	13,737
Prepaid expenses	86	(300)
Other assets	(14,880)	(9,250)
Trade accounts payable and accrued expenses	11,659	(8,059)
Taxes payable	15,653	7,068
Labor liabilities	(1,291)	(1,076)
Other liabilities	(114)	61
Contract assets and liabilities	23,132	(8,029)
Related parties	(464)	717
CASH PROVIDED BY OPERATING ACTIVITIES	$46,898	33,447

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(74)	(306)
Sale of property and equipment	12,308	-
Acquisition of property and equipment	(30,424)	(9,886)
CASH USED IN INVESTING ACTIVITIES	$(18,190)	(10,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(7,048)	(4,239)
Stock buyback	(124)	-
Proceeds from debt	3,615	2,766
Repayments of debt	(3,880)	(15,213)
CASH USED IN FINANCING ACTIVITIES	$(7,437)	(16,686)

Effect of exchange rate changes on cash and cash equivalents	$1,149	(196)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,420	6,373
CASH AND CASH EQUIVALENTS - Beginning of period	134,882	129,508
CASH AND CASH EQUIVALENTS - End of period	$157,302	135,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,702	2,827
Income Tax	$11,758	14,094

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$11,063	1,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2024	46,991,558	5	192,094	1,458	538,787	(101,161)	631,183

Dividend ($0.15 per share)	-	-	-	-	(7,050)	-	(7,050)

Share Repurchase	(1,610)	-	(124)	-	-	-	(124)

Derivative financial instruments	-	-	-	-	-	(637)	(637)

Foreign currency translation	-	-	-	-	-	19,576	19,576

Net income	-	-	-	-	42,189	-	42,189

Balance at March 31, 2025	46,989,948	5	191,970	1,458	573,926	(82,222)	685,137

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2023	46,996,708	5	192,385	1,458	400,035	(45,863)	548,020

Dividend (0.11 per share)	-	-	-	-	(5,169)	-	(5,169)

Derivative financial instruments	-	-	-	-	-	1,036	1,036

Foreign currency translation	-	-	-	-	-	30	30

Net income	-	-	-	-	29,730	-	29,730

Balance at March 31, 2024	46,996,708	5	192,385	1,458	424,596	(44,797)	573,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. General

Business Description

Tecnoglass Inc., a Cayman Islands exempted company (the “Company”, “Tecnoglass”, “we”, “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass, aluminum, and vinyl, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The year-end condensed balance sheet data was derived from the audited financial statements in the Annual Report on Form 10-K but does not include all disclosures required by US GAAP.

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

The chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on gross profit and net income that also is reported on the income statement as consolidated net income, cash flows from operations which are reported on the consolidated statement of cash flows, along with certain non-G.A.A.P metrics. Significant segment expenses include cost of sales, selling expense, and general and administrative expenses. Other segment items included in consolidated net income are interest expense, other expense, net and the provision for income taxes, which are reflected in the consolidated statements of comprehensive income. These metrics are used to monitor budgeted versus actual results, and competitive analysis by benchmarking to the Company’s competitors. The Company’s CODM are Company’s Chief Executive Officer and Chief Operating Officer acting together as a group.

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

Principles of Consolidation

These unaudited consolidated financial statements consolidate Tecnoglass, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC, Tecno RE LLC, GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), and Ventanas Solar S.A (“VS”), which are entities wholly owned by Tecnoglass. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The Board is issuing the amendments in this Update to enhance the transparency and decision usefulness of income tax disclosures. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) indicated that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures. Specifically, the amendments require annual disclosure of: (i) a detailed rate reconciliation table that includes specific categories with separate disclosure of items that are equal to or greater than 5% of the statutory tax applied to pretax income; (ii) income taxes paid (net of refunds received), disaggregated by federal, state, and foreign amounts; and (iii) income taxes paid (net) further disaggregated by individual jurisdiction when such amounts are equal to or greater than 5% of total income taxes paid. Additionally, the Company must disclose pretax income (or loss) from continuing operations and income tax expense (or benefit) from continuing operations, each disaggregated between domestic and foreign. The amendments in this Update are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis and retrospective application is permitted.

Note 3. - Inventories, net

	March 31, 2025	December 31, 2024
Raw materials	$110,347	98,336
Work in process	17,672	16,891
Finished goods	2,131	1,248
Spares and accessories	24,385	22,215
Packing material	1,592	1,220
Total Inventories, gross	156,127	139,910
Less: Inventory allowance	(310)	(268)
Total inventories, net	$155,817	139,642

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended
	March 31,
	2025	2024
Fixed price contracts	$52,974	$32,632
Product sales	169,314	159,995
Total Revenues	$222,288	$192,627

The following table presents revenues broken down by geographical location:

	Three months ended March 31,
	2025	2024
Colombia	$6,414	$5,239
United States	212,454	184,003
Panama	455	94
Other	2,965	3,291
Total Revenues	$222,288	$192,627

The following table presents revenues broken down by market:

	Three months ended
	March 31,
	2025	2024
Residential	$88,929	$73,154
Commercial	133,359	119,473
Total Revenues	$222,288	$192,627

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

Trade accounts receivable consist of the following:

	March 31, 2025	December 31, 2024
Trade accounts receivable	226,303	205,730
Less: Allowance for credit losses	(1,665)	(2,815)
Total	$224,638	$202,915

The changes in the allowance for credit losses for the Three months ended March 31, 2025, are:

Three months ended March 31, 2025
Balance at beginning of period	$2,815
Provisions for credit losses	215
Deductions and write-offs, net of foreign currency adjustment	(1,365)
Balance at end of period	$1,665

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

The table below presents the components of net contract assets (liabilities):

	March 31, 2025	December 31, 2024
Contract assets — current	$25,952	$22,920
Contract assets — non-current	12,931	15,208
Contract liabilities — current	(120,296)	(97,979)
Contract liabilities — non-current	(647)	-
Net contract liability	$(82,060)	$(59,851)

The components of contract assets are presented in the table below:

	March 31, 2025	December 31, 2024
Unbilled contract receivables, gross	$5,817	$6,584
Retainage	33,066	31,544
Total contract assets	38,883	38,128
Less: current portion	25,952	22,920
Contract Assets – non-current	$12,931	$15,208

The components of contract liabilities are presented in the table below:

	March 31, 2025	December 31, 2024
Billings in excess of costs	$71,419	$58,708
Advances from customers on uncompleted contracts	49,524	39,271
Total contract liabilities	120,943	97,979
Less: current portion	120,296	97,979
Contract liabilities – non-current	$647	$-

During the three months ended March 31, 2025, the Company recognized $6,544 of sales related to its contract liabilities on January 1, 2025. During the three months ended March 31, 2024, the Company recognized $6,732 of sales related to its contract liabilities on January 1, 2024.

Remaining Performance Obligations

As of March 31, 2025, the Company had $775.0 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $366.5 million are expected to be recognized during the year ending December 31, 2025, $245.9 million during the year ending December 31, 2026, and $162.6 million during the year ending December 31, 2027.

Note 5. Property, Plant and Equipment

Property, plant, and equipment is comprised of the following:

	March 31, 2025	December 31, 2024
Land	62,604	56,142
Buildings	$138,830	$125,856
Machinery and equipment	297,745	265,340
Office equipment and software	11,374	10,311
Vehicles	7,274	6,388
Aircraft	23,824	22,545
Furniture and fixtures	3,980	3,714
Total property, plant and equipment	545,631	490,296
Accumulated depreciation	(157,708)	(145,863)
Total property, plant and equipment, net	$387,923	$344,433

During the first quarter of 2025, the company’s first aircraft was sold at a net cost of $8,032 and a sales price of $12,308, generating an accounting profit of $4,276 recorded as other operating income.

Note 6. Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of GM&P.

	March 31, 2025
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	15,115	(10,251)	4,864

	December 31, 2024
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	14,263	(9,874)	4,389

The weighted average amortization period is 4.57 years.

During the three months ended March 31, 2025, the amortization expense amounted to $305, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three months ended March 31, 2024, the amortization expense amounted to $342.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2025, is as follows:

Year ending December 31,	(in thousands)
2025	$952
2026	975
2027	883
2028	700
2029	599
Thereafter	755
$4,864

Note 7. Supplier Finance Program

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

As of March 31, 2025, the obligations outstanding related to the supplier finance program amounted to $9,300, recorded as current liabilities, with $8,848 classified as trade accounts payable and accrued expenses and $452 classified as due to related parties. As of December 31, 2024, the obligations outstanding related to the supplier finance program amounted to $1,852, recorded as current liabilities, with $1,338 classified as trade accounts payable and accrued expenses and $514 classified as due to related parties.

Note 8. Debt

The Company’s debt is comprised of the following:

	March 31, 2025	December 31, 2024
Revolving lines of credit	$543	$600
Finance lease	84	111
Other current debt	-	378
Senior Secured Credit Facility	110,000	110,000
Less: Deferred cost of financing	(1,591)	(1,782)
Total obligations under borrowing arrangements	109,036	109,307
Less: Current portion of long-term debt and other current borrowings	627	1,087
Long-term debt	$108,409	$108,220

The Company’s debt is primarily comprised of a Senior Secured Credit Facility with maturity in late 2026, an outstanding balance of $110,000 as of March 31, 2025, and a committed line of credit of $150 million. Borrowings under the credit facility bear interest at a rate of SOFR plus a spread of 1.50%, based on the Company’s net leverage ratio. The effective interest rate for this credit facility including deferred issuance costs is 6.77%.

Maturities of long-term debt and other current borrowings as of March 31, 2025, are as follows:

2026	$627
2027	110,000
Thereafter	-
Total	$110,627

The Company’s loans have maturities ranging from several weeks to 2 years. Our credit facilities bore a weighted average interest rate of 5.87% as of March 31, 2025.

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

Due to the Libor discontinuation, on June 21, 2023, the Company amended the Interest Rate Swap contract from Libor 1 Month plus spread to SOFR 3 Months plus spread. The settlements of the instruments remain under the existing conditions; however, the fixed leg goes from 1.93% to 1.87%. Regarding the conditions of our outstanding debt, only Libor was replaced by SOFR, maintaining the other initial conditions.

As of March 31, 2025, the fair value of our interest rate swap and foreign currency non-delivery option contracts was in a net asset position of $3.9 million. We had 7 outstanding interest rate swap contracts to hedge $110 million related to our outstanding debt through November 2026 and 4 non delivery option contracts to exchange $30 million U.S. Dollars to Colombian Pesos through June, 2025. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of March 31, 2025.

We assess the effectiveness of our interest rate swap and foreign currency non-delivery option contracts by comparing the change in the fair value of the interest rate swap and foreign currency non-delivery option contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap and foreign currency non-delivery option contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of March 31, 2025, that we expect will be reclassified to earnings within the next twelve months, is $2.8 million.

The fair value of our interest rate swap and foreign currency non-delivery option hedges is classified in the accompanying consolidated balance sheets, as of March 31, 2025, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments	March 31, 2025		March 31, 2025
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$3,285	Accrued liabilities	$-
foreign currency non-delivery forwards		616		-
Total derivative instruments	Total derivative assets	$3,901	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap and foreign currency non-delivery option contracts included in accumulated other comprehensive income, net of tax, was $3,686 as of March 31,2025, comprised of a derivative gain of $3,901 and an associated net tax liability of $215.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the three months ended March 31, 2025, and 2024:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	March 31,	March 31,		March 31,	March 31,
	2025	2024		2025	2024

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$(637)	$1,306	Interest Expense and Operating Revenues	$992	$1,099

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

As of March 31, 2025, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 8 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates (which are level 2 inputs).

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2025	December 31, 2024
Fair Value	$107,851	$109,341
Carrying Value	$108,409	$108,220

Note 10. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as the Company’s other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended March 31,
	2025	2024
Current income tax
United States	$(3,634)	$(3,832)
Colombia	(11,552)	(3,808)
Panama	(4)	(1)
	(15,190)	(7,641)

Deferred income Tax
United States	(1,413)	(1,178)
Colombia	(1,057)	(2,340)
	(2,470)	(3,518)
Total income provision	$(17,660)	$(11,159)

Effective tax rate	29.5%	27.3%

The effective income tax rate for the three months ended March 31, 2025 of 29.5% approximates the weighted average statutory rate of 30.2%. The effective income tax rate for the three months ended March 31, 2024 of 27.3% is below the weighted average statutory rate as the Colombian subsidiaries which bear a higher corporate income tax rate recorded a proportionally lower share of the consolidated income.

Note 11. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	March 31, 2025	December 31, 2024
Due from related parties:
Fundación Tecnoglass-ESWindows	865	809
Alutrafic Led SAS	736	629
Studio Avanti SAS	416	301
Due from other related parties	841	935
Total due from related parties	$2,858	$2,674

Due to related parties:
Vidrio Andino	6,047	5,660
Due to other related parties	3,825	4,204
Total due to related parties	$9,872	$9,864

	Three months ended March 31,
	2025	2024
Sales to related parties:
Prisma Glass LLC	383	193
Alutrafic Led SAS	357	139
Studio Avanti SAS	238	196
Sales to other related parties	38	10
	$1,016	$538

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three months ended March 31, 2025, we sold $357 to Alutrafic, compared to $139 during the three months ended March 31, 2024, respectively. Additionally, we had outstanding accounts receivable from Alutrafic of $736 and $629 as of March 31, 2025 and December 31, 2024, respectively.

Escenario Deportivos SAS

Escenarios Deportivos SAS is firm that specializes in the design and construction of sports facilities and installations owned by a family member of a Company officer. During the three months ended March 31, 2025, we recorded a spend of $399 for a sports facility located at our manufacturing facilities for use by our employees.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three months ended March 31, 2025, of $998, compared to $749 during the three months ended March 31, 2024, respectively. Additionally, Fundación Tecnoglass-ESWindows owed us $865 and $809 as of March 31, 2025 and December 31, 2024 on a loan we made to them for the construction of a school in the local community where we operate.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $383 to Prisma-Glass LLC during the three months ended March 31, 2025, compared to $193 during the three months ended March 31, 2024. The Company had outstanding accounts receivable from Prisma-Glass of $293 and $375 as of March 31, 2025 and December 31, 2024, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three months ended March 31, 2025, we purchased $588, compared to $151 purchased during the three months ended March 31, 2024. Additionally, we finalized the purchase of a lot of land adjacent to our manufacturing facilities for $334 during the three months ended March 31, 2025.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of March 31, 2025, and December 31, 2024, the Company had outstanding accounts receivable from Avanti of $416 and $301, respectively. During the three months ended March 31, 2025, we sold $238 of products to Avanti, compared to $196 during the three months ended March 31, 2024.

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

In the ordinary course of business, we purchased $9,045 of materials from Vidrio Andino during the three ended March 31, 2025, compared to $6,881 during the three months ended March 31, 2024. We also had outstanding payables to Vidrio Andino of $6,046 and $5,660 as of March 31, 2025, and December 31, 2024, respectively. We recorded equity method income of $1,344 on our Consolidated Statement of Operations during the three months ended March 31, 2025, compared to $1,046 recorded during the three months ended March 31, 2024.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $726 and $690 as of March 31, 2025 and December 31, 2024, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 12. Shareholders’ Equity

Dividends

On March 12, 2025, the Company declared a regular quarterly dividend of $0.15 per share, or $0.60 per share on an annualized basis. The dividend was paid on April 30, 2025, to shareholders of record as of the close of business on March 31, 2025.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share
Net Income attributable to parent	$42,189	$29,730

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,989,948	46,996,708
Effect of dilutive securities and stock dividend		-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,989,948	46,996,708
Basic earnings per ordinary share	$0.90	$0.63
Diluted earnings per ordinary share	$0.90	$0.63

Note 13. Commitments and Contingencies

Commitments

As of March 31, 2025, the Company had outstanding obligations to purchase an aggregate of at least $88,713 of certain raw materials from a specific supplier before February 28, 2030, and an aggregate of at least $8,093 of certain raw materials from a specific supplier through 2028.

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

RESULTS OF OPERATIONS

	Three months ended March 31,
	2025	2024
Operating Revenues	$222,288	$192,627
Cost of sales	(124,763)	(117,967)
Gross profit	97,525	74,660
Operating expenses	(42,472)	(33,638)
Other operating income	4,276	-
Operating income	59,329	41,022
Non-operating income and expenses, net	1,016	1,080
Equity method income	1,344	1,046
Foreign currency transactions losses, net	(509)	(153)
Interest Expense and deferred cost of financing	(1,331)	(2,106)
Income tax provision	(17,660)	(11,159)
Net income	$42,189	$29,730

Comparison of quarterly periods ended March 31, 2025, and 2024

Revenues

Operating revenues increased $29.7 million, or 15.4%, from $192.6 during the quarter ended March 31, 2024, to $222.3 million, during the quarter ended March 31, 2025. Strong revenues during the first quarter of 2025 were driven by strong activity in the U.S market, where revenues increased $28.5 million, or 15.5% year over year, to $212.5 million during the quarter ended March 31, 2025. The increase was driven by higher residential revenues, up $15.8 million, or 21.6% year over year, resulting from strong demand momentum since 2024. Commercial market revenues increased $13.9 million, or 11.6% year over year, as we continue to execute our growing backlog. Revenues from Latin-America increased $9.8 million, or 14.0% year over year.

Gross profit

Gross profit increased $2.9 million, or 30.6%, from $74.7 million during the three months ended March 31, 2024, to $97.5 million, during the three months ended March 31, 2025. The gross profit margin during the three months ended March 31, 2025, was 43.9%, up from 38.8% during the first quarter of 2024, primarily related to better pricing on certain residential market products, improved operating leverage, and a favorable FX dynamic impacting our COP denominated costs, as the Colombian peso depreciated 7.1% against the U.S. dollar year over year.

Expenses

Operating expenses increased $8.8 million, or 26.3%, from $33.6 million to $42.5 million for the quarters ended March 31, 2024 and 2025, respectively. The increase resulted primarily from recent Tariffs on imports into the U.S. which generated $4.7 million expense. Additionally, selling, general and administrative expenses grew to larger operation and ongoing geographical expansion over the US market, including inflation adjustment increases on personnel expense and fees.

Other operating income

During the three months ended March 31, 2025, the Company recorded other operating income of $4.3 million related to a gain on the sale of an aircraft, without any comparable income during the prior year period.

Non operating income and expenses, net

During the three months ended March 31, 2025, and 2024, the Company recorded net non-operating income of $1.0 million and $1.1 million, respectively. Equity method income from our joint venture with Saint Gobain increased $0.3 million, or 28.5%, to 1.3 million during the quarter ended March 31, 2025, compared to $1.0 million recorded during the quarter ended March 31, 2024.

Foreign currency transaction gains and losses

During the three months ended March 31, 2025, the Company recorded a non-operating loss of $0.5 million associated with foreign currency transactions compared to a net non-operating loss of $0.2 million during the three months ended March 31, 2024.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing decreased $0.8 million, or 36.8%, to $1.3 million during the quarter ended March 31, 2025, as the Company voluntarily prepaid $62 million during 2024 to reduce its debt balance and benefited from having a favorable interest rate hedge in place for 100% of its outstanding syndicated debt after giving effect to the voluntary prepayments.

Income Taxes

We recorded income tax expense of $17.7 and $11.2 million during the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate of 29.5% for the three months ended March 31, 2025 approximates the statutory tax rate.

As a result of the foregoing, the Company recorded net income for the three months ended March 31, 2025 of $42.3 million compared to net income of $29.7 million for the three months ended March 31, 2024.

Liquidity

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $157.3 million and $134.9 million, respectively. Additionally, we currently have approximately $175.0 million available under several lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities throughout the remainder of the year, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the three months ended March 31, 2025, and 2024, we made investments primarily in building and construction and machinery and equipment in the amounts of $30.4 million and $9.9 million, respectively. Additionally, we acquired $11.1 million and $1.3 million of property plant and equipment under credit during the three months ended March 31, 2025, and 2024, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines, expanding our aluminum facilities, putting new vinyl windows lines to penetrate this new product segment and purchasing land to grow beyond current installed capacity. The Company estimates that current manufacturing operating capacity has reached approximately $1.2 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March 31,
	2025	2024
Cash Flow provided by Operating Activities	$46,898	$33,447
Cash Flow used in Investing Activities	(18,190)	(10,192)
Cash Flow used in Financing Activities	(7,437)	(16,686)
Effect of exchange rates on cash and cash equivalents	1,149	(196)
Cash Balance - Beginning of Period	134,882	129,508
Cash Balance - End of Period	$157,302	$135,881

During the three months ended March 31, 2025, and 2024, operating activities generated approximately $46.9 million and $33.4 million, respectively. The main sources of operating cash during the three months ended March 31, 2025, were driven by contract assets and liabilities, and taxes payable. Contract assets and liabilities generated $23.1 million during the three months ended March 31, 2025, mostly due to an increase in billings in excess of costs, as main projects are being executed, and large projects from our backlog are starting operations; compared to $8.0 million used during the three months ended March 31, 2024, as we executed on our growing backlog. In addition, taxes payable generated $15.7 million during the three months ended March 31, 2025, related to higher income tax provision as a result of recent record-breaking quarters, compared with $7.1 million during the three months ended March 31, 2024. The largest use of cash in operating activities was trade accounts receivables, which used $19.0 million in the three months ended March 31, 2025, compared with a generation of $3.8 million during the prior year period, driven by a pick-up in pace of large commercial installation jobs during the first quarter of 2025, which entail longer cash cycles. Additionally, other assets used $14.9 million during the three months ended March 31, 2025, compared with $9.2 million used during the three months ended March 31, 2024, comprised primarily of prepaid value added taxes of Colombian operations.

We used $18.2 million and $10.2 million in investing activities during the three months ended March 31, 2025, and 2024, respectively. The main use of cash in investing activities during the three months ended March 31, 2025, was related to scheduled payments on previous investments to increase capacity and efficiency as well as new investments in land and equipment. During the three months ended March 31, 2025, we paid $30.4 million to acquire property plant and equipment. During the three months ended March 31, 2024, we used $9.9 million for the acquisition of property and equipment.

Financing activities used $7.4 million and $16.7 million during the three months ended March 31, 2025, and 2024, respectively. We paid $7.0 million and $4.2 million of dividends to holders of our ordinary shares during the three months ended March 31, 2025, and 2024, respectively.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia and primarily transact business in local currency. Approximately 25% of our consolidated revenues and 3% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. Thus a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our quarter revenues increasing by $0.3 million and our costs and expenses increasing by approximately $2.4 million, resulting in a $2.1 million decrease to net earnings based on results for the three months ended March 31, 2025.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $15.5 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.2 million recorded in the Company’s Consolidated Statement of Operations as of March 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2025 in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, except as follows:

Risks Related to Colombia and Other Countries Where We Operate

Our business could be negatively impacted by newly imposed U.S. tariffs and ongoing trade tensions between the U.S. and Colombia.

On April 2, 2025, President Donald Trump declared a shift in U.S. trade policy, announcing “Tariff Liberation Day.” As part of this initiative, a universal 10% tariff was imposed on imports from all countries, including Colombia, effective April 5, 2025. Additionally, a second tier of higher “reciprocal” tariffs targeting countries deemed to have unfair trade practices was declared to go into effect on April 9, 2025. While Colombia was not explicitly named among those subject to elevated tariffs, the inclusion of Colombian exports under the universal tariff lead to increased uncertainty and cost pressures on our operations.

Although no “reciprocal” tariff initiative against Colombia is active as of the date of this report, this new tariff regime underscores the unpredictability of U.S. trade policy and its potential impact on companies with international manufacturing operations. Given that our manufacturing facility is based in Colombia and 96% of our sales for the fiscal year ended December 31, 2024, occurred in the United States, the imposition of even baseline tariffs could materially impact our production costs, supply chain efficiency, and price competitiveness.

Although the U.S. International Trade Commission recently reversed anti-dumping duties on Colombian aluminum imports—finding no evidence of dumping or harm to U.S. producers—the risk of renewed trade actions, shifting tariffs, or further escalation in protectionist measures remains. Any such developments could negatively affect our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for each of the three months in the period ended March 31, 2025, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1-31, 2025	-	$-	$-
February 1-28, 2025	-	-	-
March 1-31, 2025	1,610	76.93	-
	1,610	$76.93	$-	$76,527,637

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares, which authorization was subsequently increased to up to $100 million in November 2024. The program does not obligate the Company to acquire a minimum number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2025

