Form 10-Q
period 2025-06-30
Tecnoglass Inc.
filed 2025-08-07
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 1, 2025, there were 46,987,148 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$137,907	$134,882
Investments	2,947	2,645
Trade accounts receivable, net	227,589	202,915
Due from related parties	3,345	2,674
Inventories	176,521	139,642
Contract assets – current portion	30,768	22,920
Other current assets	60,322	54,332
Total current assets	$639,399	$560,010
Long-term assets:
Property, plant and equipment, net	$421,954	$344,433
Long-term account receivables	1,597	-
Deferred income taxes	475	285
Contract assets – non-current	12,405	15,208
Intangible assets	12,775	4,389
Goodwill	30,178	23,561
Long-term investments	56,635	63,264
Other long-term assets	5,791	5,498
Total long-term assets	541,810	456,638
Total assets	$1,181,209	$1,016,648
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$587	$1,087
Trade accounts payable and accrued expenses	138,608	98,843
Due to related parties	9,714	9,864
Dividends payable	7,068	7,074
Contract liability – current portion	128,306	97,979
Other current liabilities	36,198	50,979
Total current liabilities	$320,481	$265,826
Long-term liabilities:
Deferred income taxes	$15,945	$11,419
Contract liability – non-current	140	-
Long-term debt	108,642	108,220
Total long-term liabilities	124,727	119,639
Total liabilities	$445,208	$385,465
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,987,148 and 46,991,558 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	191,755	192,094
Retained earnings	610,960	538,787
Accumulated other comprehensive loss	(68,177)	(101,161)
Total shareholders’ equity	736,001	631,183
Total liabilities and shareholders’ equity	$1,181,209	$1,016,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating revenues:
External customers	$254,145	$218,928	$475,417	$411,017
Related parties	1,401	726	2,417	1,264
Total operating revenues	255,546	219,654	477,834	412,281
Cost of sales	(141,211)	(130,077)	(265,974)	(248,044)
Gross profit	114,335	89,577	211,860	164,237
Operating expenses:
Selling expense	(29,730)	(20,000)	(53,347)	(37,583)
General and administrative expense	(23,405)	(18,443)	(42,260)	(34,498)
Total operating expenses	(53,135)	(38,443)	(95,607)	(72,081)
Other Operating income	4	-	4,280	-
Operating income	61,204	51,134	120,533	92,156
Non-operating income, net	588	2,731	1,604	3,811
Equity method income	942	1,237	2,286	2,283
Foreign currency transactions (loss) gains	847	(5,575)	338	(5,728)
Interest expense and deferred cost of financing	(1,350)	(2,006)	(2,681)	(4,112)
Income before taxes	62,231	47,521	122,080	88,410
Income tax provision	(18,148)	(12,493)	(35,808)	(23,652)
Net income	$44,083	$35,028	$86,272	$64,758
Basic income per share	$0.94	$0.75	$1.84	$1.38
Diluted income per share	$0.94	$0.75	$1.84	$1.38
Basic weighted average common shares outstanding	46,988,155	46,996,705	46,989,650	46,996,706
Diluted weighted average common shares outstanding	46,988,155	46,996,705	46,989,650	46,996,706
Other comprehensive income:
Foreign currency translation adjustments	13,260	(28,321)	32,836	(28,291)
Change in fair value of derivative contracts	785	(342)	148	694
Other comprehensive income	14,045	(28,663)	32,984	(27,597)
Comprehensive income	$58,128	$6,365	$119,256	$37,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,272	$64,758
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	987	275
Depreciation and amortization	16,479	12,788
Deferred income taxes	2,002	1,456
Equity method income	(2,286)	(2,283)
Gain on disposal of assets	(4,254)	-
Deferred cost of financing	556	640
Other non-cash adjustments	391	32
Unrealized currency translation loss	(8,718)	741
Changes in operating assets and liabilities:
Trade accounts receivable	(20,376)	(5,913)
Inventories	(23,996)	14,395
Prepaid expenses	(2,529)	(1,743)
Other assets	(3,248)	8,827
Trade accounts payable and accrued expenses	21,802	12,695
Taxes payable	(18,513)	(36,961)
Labor liabilities	87	(121)
Other liabilities	15	42
Contract assets and liabilities	21,387	(3,192)
Related parties	(1,298)	1,509
CASH PROVIDED BY OPERATING ACTIVITIES	$64,760	$67,945

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(73)	(317)
Business acquisition	(6,841)	-
Dividends received	8,914	2,703
Sale of property and equipment	12,312	-
Acquisition of property and equipment	(62,939)	(30,188)
CASH USED IN INVESTING ACTIVITIES	$(48,627)	$(27,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(14,095)	(9,407)
Non-controlling interest purchase	-	(2,500)
Stock buyback	(339)	(5)
Proceeds from debt	3,613	2,571
Repayments of debt	(4,103)	(30,986)
CASH USED IN FINANCING ACTIVITIES	$(14,924)	$(40,327)

Effect of exchange rate changes on cash and cash equivalents	$1,816	$(2,519)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,025	(2,703)
CASH AND CASH EQUIVALENTS - Beginning of period	134,882	129,508
CASH AND CASH EQUIVALENTS - End of period	$137,907	$126,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,343	$5,559
Income Tax	$47,360	$59,607

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$7,663	$4,572
Account payable for business acquisition	$3,588	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2024	46,991,558	5	192,094	1,458	538,787	(101,161)	631,183

Dividend ($0.15 per share)	-	-	-	-	(7,050)	-	(7,050)

Share Repurchase	(1,610)	-	(124)	-	-	-	(124)

Derivative financial instruments	-	-	-	-	-	(637)	(637)

Foreign currency translation	-	-	-	-	-	19,576	19,576

Net income	-	-	-	-	42,189	-	42,189

Balance at March 31, 2025	46,989,948	5	191,970	1,458	573,926	(82,222)	685,137

Dividend ($0.15 per share)	-	-	-	-	(7,049)	-	(7,049)

Share Repurchase	(2,800)	-	(215)	-	-	-	(215)

Derivative financial instruments	-	-	-	-	-	785	785

Foreign currency translation	-	-	-	-	-	13,260	13,260

Net income	-	-	-	-	44,083	-	44,083

Balance at Jun 30, 2025	46,987,148	5	191,755	1,458	610,960	(68,177)	736,001

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non-Controlling	Total Shareholders’ Equity and Non- Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2023	46,996,708	5	192,385	1,458	400,035	(45,863)	548,020	-	548,020

Dividend ($0.11 per share)	-	-	-	-	(5,169)	-	(5,169)	-	(5,169)

Derivative financial instruments	-	-	-	-	-	1,036	1,036	-	1,036

Foreign currency translation	-	-	-	-	-	30	30	-	30

Net income	-	-	-	-	29,730	-	29,730	-	29,730

Balance at March 31, 2024	46,996,708	5	192,385	1,458	424,596	(44,797)	573,647	-	573,647

Dividend ($0.11 per share)	-	-	-	-	(5,168)	-	(5,168)	-	(5,168)

Share Repurchase	(100)		(5)				(5)		(5)

Derivative financial instruments	-	-	-	-	-	(342)	(342)	-	(342)

Foreign currency translation	-	-	-	-	-	(28,321)	(28,321)	-	(28,321)

Net income	-	-	-	-	35,028	-	35,028	-	35,028

Balance at June 30, 2024	46,996,608	5	192,380	1,458	454,456	(73,460)	574,839	-	574,839

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

Principles of Consolidation

These unaudited consolidated financial statements consolidate Tecnoglass, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC, Tecno RE LLC, GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), Ventanas Solar S.A (“VS”), which are entities wholly owned by Tecnoglass. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Note 3. Acquisitions

Contiglass Asset Acquisition, LLC

In April 3, 2025, Tecnoglass acquired certain assets and assumed liabilities of Florida-based Continental Glass Systems, LLC., a premier provider of innovative architectural glass and glazing solutions in the Southeast U.S., to create wholly owned Contiglass Asset Acquisition, LLC (“Contiglass). This acquisition included a manufacturing plant, various intangibles, and a substantial project backlog in both execution and pipeline phases. This transaction is considered a business combination under U.S. GAAP. Continental’s production capabilities, high-quality product portfolio, and reputation for excellence strengthens Tecnoglass’ U.S. market presence, broadens its client reach, and creates synergies that reinforce Tecnoglass’ leadership position in the architectural glass industry. Additionally, the Company anticipates operational benefits as it integrates Continental’s supply chains into its existing manufacturing operations.

The purchase price for the acquisition was $10,429, of which $6,588 of the purchase price was paid in cash by the Company on April 3, 2025, post-acquisition working capital adjustment of $253 was paid 45 days after transaction closing date, with the remaining amount to be payable by the Company in cash within 365 days after closing date. The total amount of acquisition-related costs was $588, which are included within general and administrative expenses in the Statement of operations for the period ending June 30, 2025.

The total consideration transferred is $10,429. Under ASC 805, a company can apply measurement period adjustments during the twelve-month period after the date of acquisition. During this period, the acquirer may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values. The allocation of the consideration transferred was based on management’s judgment after evaluation of several factors, including a preliminary valuation assessment. Finalization of the analysis has not been completed and could result in measurement periods adjustments that could change the composition of current assets, fixed assets, intangible assets, goodwill, and liabilities. Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the purchase price allocation of the total consideration transferred:

Consideration Transferred:
Total purchase price	$10,429
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	$-
Accounts Receivable	4,814
Other Current Assets	585
Property, plant, and equipment	826
Trade Name	170
Contract Backlog	670
Notice of Acceptance and FBC permits	6,260
Right-of-use assets	1,192
Account payable	(2,890)
Accrued expenses	(81)
Service revenue deposit	(518)
Lease liabilities	(1,229)
Billings in excess of cost and profit	(5,987)
Total identifiable net assets	3,812
Goodwill	$6,617

The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The identifiable intangible asset subject to amortization was the tradename, backlog of projects, and certain Notice of Acceptance and Florida Building Code permits, which have a remaining useful life of two to five years. See Note 7 – Goodwill and Intangible Assets for additional information.

The acquired business contributed revenues of $5,296 and a net loss of $962 to the Company for the period from April 4, 2025 to June 30, 2025. The following unaudited pro forma financial information assumes the business acquisition had occurred at the beginning of the earliest period presented. Pro forma results have been prepared by adjusting our historical results to include the results from Continental Glass Systems’ acquired assets and assumed liabilities to reflect the amortization expense related to the intangible assets arising from the acquisition. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted if the acquisition had been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pro Forma Results
Net sales	$255,692	$228,409	$482,220	$429,125

Net income	$44,108	$34,156	$83,548	$63,022

Note 4. - Inventories, net

	June 30, 2025	December 31, 2024
Raw materials	$128,670	98,336
Work in process	18,284	16,891
Finished goods	2,629	1,248
Spares and accessories	25,607	22,215
Packing material	1,666	1,220
Total Inventories, gross	176,856	139,910
Less: Inventory allowance	(335)	(268)
Total inventories, net	$176,521	139,642

Note 5. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Fixed price contracts	$61,228	$31,422	$114,202	$64,054
Product sales	194,318	188,232	363,632	348,227
Total Revenues	$255,546	$219,654	$477,834	$412,281

The following table presents revenues broken down by geographical location:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Colombia	$6,621	$5,830	$13,035	$11,069
United States	242,347	209,698	454,801	393,701
Panama	54	434	509	528
Other	6,524	3,692	9,489	6,983
Total Revenues	$255,546	$219,654	$477,834	$412,281

The following table presents revenues broken down by market:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Residential	$109,598	$95,749	$198,527	$168,903
Commercial	145,948	123,905	279,307	243,378
Total Revenues	$255,546	$219,654	$477,834	$412,281

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

Trade accounts receivable consists of the following:

	June 30, 2025	December 31, 2024
Trade accounts receivable	230,327	205,730
Less: Allowance for credit losses	(2,738)	(2,815)
Total	$227,589	$202,915

The changes in the allowance for credit losses for the six months ended June 30, 2025, are:

Six months ended June 30, 2025
Balance at beginning of period	$2,815
Provisions for credit losses	987
Deductions and write-offs, net of foreign currency adjustment	(1,064)
Balance at end of period	$2,738

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

The table below presents the components of net contract assets (liabilities):

	June 30, 2025	December 31, 2024
Contract assets — current	$30,768	$22,920
Contract assets — non-current	12,405	15,208
Contract liabilities — current	(128,306)	(97,979)
Contract liabilities — non-current	(140)	-
Net contract liability	$(85,273)	$(59,851)

The components of contract assets are presented in the table below:

	June 30, 2025	December 31, 2024
Unbilled contract receivables, gross	$5,807	$6,584
Retainage	37,366	31,544
Total contract assets	43,173	38,128
Less: current portion	30,768	22,920
Contract Assets – non-current	$12,405	$15,208

The components of contract liabilities are presented in the table below:

	June 30, 2025	December 31, 2024
Billings in excess of costs	$81,324	$58,708
Advances from customers on uncompleted contracts	47,122	39,271
Total contract liabilities	128,446	97,979
Less: current portion	128,306	97,979
Contract liabilities – non-current	$140	$-

During the three and six months ended June 30, 2025, the Company recognized $10,314 and $16,858 of sales related to its contract liabilities on January 1, 2025, respectively. During the three and six months ended June 30, 2024, the Company recognized $3,613 and $10,344 of sales related to its contract liabilities on January 1, 2024, respectively.

Remaining Performance Obligations

As of June 30, 2025, the Company had $820.0 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $285.3 million are expected to be recognized during the year ending December 31, 2025, $326.4 million during the year ending December 31, 2026, and $208.3 million during the year ending December 31, 2027.

Note 6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of Continental Glass Systems LLC.

	June 30, 2025
	Gross	Acc. Amort.	Net
Trade Names	$170	$(7)	$163
Software and licenses	15,152	(9,172)	5,980
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(261)	5,999
Contract Backlog	670	(37)	633
Total	$22,252	$(9,477)	$12,775

	December 31, 2024
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	14,263	(9,874)	4,389

The weighted average amortization period is 2.02 years.

During the three and six months ended June 30, 2025, the amortization expense amounted to $645 and $950, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and six months ended June 30, 2024, the amortization expense amounted to $342 and $684, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2025, is as follows:

Year ending December 31,
2025	$1,718
2026	3,095
2027	2,956
2028	2,619
2029	1,341
Thereafter	1,046
Total	$12,775

Goodwill

The table below provides a reconciliation of the beginning and ending balances of Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2024	$23,561
Continental Glass Acquisition	6,617
Ending balance – June 30, 2025	$30,178

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

As of June 30, 2025, the obligations outstanding related to the supplier finance program amounted to $21,088 recorded as current liabilities, with $20,671 classified as trade accounts payable and accrued expenses and $417 classified as due to related parties. As of December 31, 2024, the obligations outstanding related to the supplier finance program amounted to $1,852, recorded as current liabilities, with $1,338 classified as trade accounts payable and accrued expenses and $514 classified as due to related parties.

Note 8. Debt

The Company’s debt is comprised of the following:

	June 30, 2025	December 31, 2024
Revolving lines of credit	$507	$600
Finance lease	80	111
Other current debt	-	378
Senior Secured Credit Facility	110,000	110,000
Less: Deferred cost of financing	(1,358)	(1,782)
Total obligations under borrowing arrangements	109,229	109,307
Less: Current portion of long-term debt and other current borrowings	587	1,087
Long-term debt	$108,642	$108,220

The Company’s debt is primarily comprised of a Senior Secured Credit Facility with maturity in late 2026, an outstanding balance of $110,000 as of June 30, 2025, and a committed line of credit of $150 million. Borrowings under the credit facility bear interest at a rate of SOFR plus a spread of 1.50%, based on the Company’s net leverage ratio. The effective interest rate for this credit facility including deferred issuance costs is 6.77%.

Maturities of long-term debt and other current borrowings as of June 30, 2025, are as follows:

2026	$587
2027	110,000
Total	$110,587

The Company’s loans have maturities ranging from several weeks to 2 years. Our credit facilities bore a weighted average interest rate of 5.87% as of June 30, 2025.

Note 9. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended June 30, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022 and, thus, we shall have payment dates each quarter, commencing March, 31 2023. During the quarter ended December 31, 2024, we entered into several foreign currency non-delivery option contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

As of June 30, 2025, the fair value of our interest rate swap and foreign currency non-delivery option contracts was in a net asset position of $5.5 million. We had 6 outstanding interest rate swap contracts to hedge $110 million related to our outstanding debt through November 2026 and 6 non-delivery option contracts to exchange $45 million U.S. Dollars to Colombian Pesos through December 2025. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 30, 2025.

We assess the effectiveness of our interest rate swap and foreign currency non-delivery option contracts by comparing the change in the fair value of the interest rate swap and foreign currency non-delivery option contracts to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our interest rate swap and foreign currency non-delivery option contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of June 30, 2025, that we expect will be reclassified to earnings within the next twelve months, is $5.0 million.

The fair value of our interest rate swap and foreign currency non-delivery option hedges is classified in the accompanying consolidated balance sheets, as of June 30, 2025, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments	June 30, 2025		June 30, 2025
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$2,606	Accrued liabilities	$-
foreign currency non-delivery forwards		2,868		-
Total derivative instruments	Total derivative assets	$5,474	Total derivative liabilities	$-

The ending accumulated balance for the interest rate swap and foreign currency non-delivery option contracts included in accumulated other comprehensive income, net of tax, was $4,470 as of June 30,2025, comprised of a derivative gain of $5,474 and an associated net tax liability of $1,004.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the three months ended June 30, 2025, and 2024:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2025	2024		2025	2024

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$785	$(342)	Interest Expense and Operating Revenues	$1,250	$1,084

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the six months ended June 30, 2025, and 2024:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Six Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2025	2024		2025	2024

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$148	$694	Interest Expense and Operating Revenues	$2,242	$2,183

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

As of June 30, 2025, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 8 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates (which are level 2 inputs).

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2025	December 31, 2024
Fair Value	$106,361	$109,341
Carrying Value	$108,642	$108,220

Note 10. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as the Company’s other subsidiaries in the Cayman Islands do not currently have any tax obligations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently establishes key elements of the Tax Cuts and Jobs Act, and also introduces modifications to certain international tax provisions. These provisions have various effective dates, some of which extended into 2027. The Company is assessing the effects that the OBBBA may have on the Company’s consolidated financial statements.

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Current income tax
United States	$(8,286)	$(4,775)	$(11,920)	$(8,607)
Colombia	(10,329)	(9,774)	(21,881)	(13,582)
Panama	(1)	(5)	(5)	(6)
	(18,616)	(14,554)	(33,806)	(22,195)

Deferred income Tax
United States	58	929	(1,355)	(249)
Colombia	410	1,132	(647)	(1,208)
	468	2,061	(2,002)	(1,457)
Total income provision	$(18,148)	$(12,493)	$(35,808)	$(23,652)

Effective tax rate	29.2%	26.3%	29.3%	26.8%

The effective income tax rate for the three and six months ended June 30, 2025, of 29.7% and 29.6%, respectively, approximates the weighted average statutory rate of 29.1%. The effective income tax rate for the three and six months ended June 30, 2024, of 26.3% and 26.8% are below the weighted average statutory rate as the Colombian subsidiaries which bear a higher corporate income tax rate recorded a proportionally lower share of the consolidated income.

Note 11. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	June 30, 2025	December 31, 2024
Due from related parties:
Fundación Tecnoglass-ESWindows	921	809
Prisma-Glass LLC	808	375
Alutrafic Led SAS	594	629
Studio Avanti SAS	409	301
Due from other related parties	613	560
Total due from related parties	$3,345	$2,674

Due to related parties:
Vidrio Andino	6,619	5,660
Due to other related parties	3,095	4,204
Total due to related parties	$9,714	$9,864

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales to related parties:
Prisma Glass LLC	785	315	1,168	508
Alutrafic Led SAS	230	239	587	378
Studio Avanti SAS	294	149	532	345
Sales to other related parties	93	23	131	33
	$1,401	$726	$2,417	$1,264

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three and six months ended June 30, 2025, we sold $230 and $587 to Alutrafic, respectively, compared to $239 and $378 during the three and six months ended June 30, 2024, respectively. Additionally, we had outstanding accounts receivable from Alutrafic of $594 and $629 as of June 30, 2025, and December 31, 2024, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-for-profit entity set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and six months ended June 30, 2025, of $998 and $2,046, respectively, compared to $821 and $1,570 during the three and six months ended June 30, 2024, respectively. Additionally, Fundación Tecnoglass-ESWindows received $921 and $809 from us as of June 30, 2025, and December 31, 2024, respectively, from advances on future contributions we made to them for the construction of a school in the local community where we operate.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $785 and $1,168 to Prisma-Glass LLC during the three and six months ended June 30, 2025, respectively, compared to $315 and $508 during the three and six months ended June 30, 2024, respectively. The Company had outstanding accounts receivable from Prisma-Glass of $808 and $375 as of June 30, 2025, and December 31, 2024, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and six months ended June 30, 2025, we purchased $131 and $719, respectively, compared to $110 and $261 purchased during the three and six months ended June 30, 2024, respectively. Additionally, we finalized the purchase of a lot of land adjacent to our manufacturing facilities for $334 during the three months ended March 31, 2025.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of June 30, 2025, and December 31, 2024, the Company had outstanding accounts receivable from Avanti of $409 and $301, respectively. During the three and six months ended June 30, 2025, we sold $294 and $532 of products to Avanti, respectively, compared to $149 and $345 during the three and six months ended June 30, 2024, respectively.

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

In the ordinary course of business, we purchased $10,633 and $19,678 of materials from Vidrio Andino during the three and six months ended June 30, 2025, respectively, compared to $7,214 and $14,095 during the three and six months ended June 30, 2024, respectively. We also had outstanding payables to Vidrio Andino of $6,619 and $5,660 as of June 30, 2025, and December 31, 2024, respectively. We recorded equity method income of $941 and $2,285 on our Consolidated Statement of Operations during the three and six months ended June 30, 2025, compared to $1,120 and $2,568 recorded during the three and six months ended June 30, 2024, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $748 and $690 as of June 30, 2025, and December 31, 2024, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 12. Shareholders’ Equity

Dividends

On June 10, 2025, the Company declared a regular quarterly dividend of $0.15 per share, or $0.60 per share on an annualized basis. The dividend was paid on July 31, 2025, to shareholders of record as of the close of business on June 30, 2025.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2025, and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share
Net Income attributable to parent	$44,083	$35,028	$86,272	$64,758

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,988,155	46,996,705	46,989,650	46,996,706
Effect of dilutive securities and stock dividend	-	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,988,155	46,996,705	46,989,650	46,996,706
Basic earnings per ordinary share	$0.94	$0.75	$1.84	$1.38
Diluted earnings per ordinary share	$0.94	$0.75	$1.84	$1.38

Note 13. Commitments and Contingencies

Commitments

As of June 30, 2025, the Company had outstanding obligations to purchase an aggregate of at least $85,735 of certain raw materials from a specific supplier before February 28, 2030, and an aggregate of at least $8,062 of certain raw materials from a specific supplier through 2028.

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

On April 1, 2025, we completed the acquisition of certain assets and assume certain liabilities of Continental Glass Systems, LLC, a leading provider of architectural glass and glazing solutions in the Southeast U.S., that included manufacturing equipment, intangibles, and a strong project backlog, enhancing our U.S. presence, customer reach, and supply chain efficiency.

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

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating Revenues	$255,546	$219,654	$477,834	$412,281
Cost of sales	(141,211)	(130,077)	(265,974)	(248,044)
Gross profit	114,335	89,577	211,860	164,237
Operating expenses	(53,135)	(38,443)	(95,607)	(72,081)
Other operating income	4	-	4,280	-
Operating income	61,204	51,134	120,533	92,156
Non-operating income and expenses, net	588	2,731	1,604	3,811
Equity method income	942	1,237	2,286	2,283
Foreign currency transactions gains (losses)	847	(5,575)	338	(5,728)
Interest Expense and deferred cost of financing	(1,350)	(2,006)	(2,681)	(4,112)
Income tax provision	(18,148)	(12,493)	(35,808)	(23,652)
Net income	44,083	35,028	86,272	64,758

Comparison of quarterly periods ended June 30, 2025, and 2024

Revenues

Operating revenues increased $35.9 million, or 16.3%, from $219.7 during the quarter ended June 30, 2024, to $255.5 million, during the quarter ended June 30, 2025. Strong revenues during the second quarter of 2025 were driven by strong activity in the U.S market, where revenues increased $32.6 million, or 15.6% year over year, to $242.3 million during the quarter ended June 30, 2025. The increase was driven by higher residential revenues, up $13.8 million, or 14.5% year over year, resulting from strong demand momentum during the first half of 2025, and a modest pull-forward effect when we announced a mid-single digit price increase for quotes issued after May. U.S. commercial market revenues increased $18.8 million, or 16.5% year over year, as we continue to execute our growing backlog. Revenues from Latin America and the Caribbean increased $3.2 million, or 32.6% year over year.

Gross profit

Gross profit increased $24.8 million, or 27.6%, from $89.6 million during the three months ended June 30, 2024, to $114.3 million, during the three months ended June 30, 2025. The gross profit margin during the three months ended June 30, 2025, was 44.7%, up from 40.8% during the first quarter of 2024, primarily related to better pricing on certain residential market products, and improved operating leverage, and a favorable FX dynamic impacting our COP denominated costs, as the Colombian peso depreciated 7.0% against the U.S. dollar year over year.

Expenses

Operating expenses increased $14.7 million, or 38.2%, from $38.4 million to $53.1 million for the quarters ended June 30, 2024 and 2025, respectively. The increase resulted primarily from recent Tariffs on imports into the U.S. which generated $8.2 million expense. Additionally, selling, general and administrative expenses grew to larger operation and ongoing geographical expansion over the US market, including inflation adjustment increases on personnel expense and fees, and higher shipping expense on higher sales.

Non operating income and expenses, net

During the three months ended June 30, 2025 and 2024, the Company recorded net non-operating income of $0.5 million and $2.7 million, respectively. Non-operating income is comprised of interest income from short term investments, as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence. Equity method income from our joint venture with Saint Gobain decreased $0.3 million, or 23.8%, to $0.9 million during the quarter ended June 30, 2025, compared to $1.2 million recorded during the quarter ended June 30, 2024.

Foreign currency transaction gains and losses

During the three months ended June 30, 2025, the Company recorded a non-operating loss of $0.8 million associated with foreign currency transactions compared to a net non-operating loss of $5.6 million during the three months ended June 30, 2024.

Interest Expense and deferred cost of financing

Interest expense and deferred cost of financing decreased $0.7 million, or 32.7%, to $1.4 million during the quarter ended June 30, 2025, as the Company voluntarily prepaid $62 million during 2024 to reduce its debt balance and benefited from having a favorable interest rate hedge in place for 100% of its outstanding syndicated debt after giving effect to the voluntary prepayments.

Income Taxes

We recorded income tax expense of $18.1 million and $12.5 million during the three months ended June 30, 2025 and 2024, respectively. The effective income tax rate of 29.2% for the three months ended June 30, 2025 approximates the statutory tax rate.

As a result of the foregoing, the Company recorded net income for the three months ended June 30, 2025 of $44.1 million compared to net income of $35.0 million for the three months ended June 30, 2024.

Comparison of six-month periods ended June 30, 2025 and 2024

Revenues

Operating revenues during the six months ended June 30, 2025 was $477.8 million, compared to $412.3 million during the six months ended June 30, 2024, an increase of $65.6 million or 15.9%, year over year. Strong revenues during the first half of 2025 were driven by strong activity in the U.S market, where revenues increased $61.1 million, or 15.5% year over year, to $454.8 million 2025. The increase was driven by higher residential revenues, up $29.6 million, or 17.5% year over year, resulting from strong demand momentum since late 2024, and a modest pull-forward effect when we announced a mid-single digit price increase for quotes issued after May. U.S. commercial market revenues increased $31.5 million, or 14.0% year over year, as we continue to execute our growing backlog. Revenues from Latin America and the Caribbean increased $4.5 million, or 24.0% year over year.

Gross profit

Gross profit during the six months ended June 30, 2025, was $211.9 million, an increase of $47.6 million, or 29.0%, from $164.2 million during the six months ended June 30, 2024. The gross profit margin during the six months ended June 30, 2025, increased to 44.3% from 39.8% during the first half of 2024, primarily related to better pricing on certain residential market products, and improved operating leverage. Additionally, 7.0% depreciation of the Colombian Peso impacting our costs denominated in Colombian Pesos against our predominantly US Dollar revenue stream.

Expenses

Operating expenses increased $23.5 million, or 32.6%, from $72.1 million to $95.6 million for the six months ended June 30, 2024 and 2025, respectively. The increase was mainly driven by recent Tariffs on imports into the U.S. which generated $13.0 million expense, administrative salary adjustments.

Other operating income

During the six months ended June 30, 2025, the Company recorded other operating income of $4.3 million related to a gain on the sale of an aircraft, without any comparable income during the prior year period.

Non-operating income and expenses, net

During the six months ended June 30, 2025 and 2024, the Company recorded non-operating income of $1.6 and $3.8 million, respectively. Non-operating income for the period is comprised primarily of interest income from short-term investments, income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the six months ended June 30, 2025, the Company recorded a non-operating net gain of $0.3 million associated with foreign currency transactions, compared to a net loss of $5.7 million during the six months ended June 30, 2024.

Interest Expense

Interest expense and deferred cost of financing decreased $1.4 million, or 34.8%, to $2.7 million during the six months ended June 30, 2025, from $4.1 million during the six months ended June 30, 2024, as the Company voluntarily prepaid $30 million to reduce its debt balance and benefited from having a favorable interest rate hedge in place for 100% of its outstanding debt.

Income Taxes

The effective income tax rate for the six months ended June 30, 2025, of 29.3% approximates the statutory rate. The effective tax rate for the six months ended June 30, 2024, of 26.8%, is below the statutory rate, as the proportion of our taxable income shifts jurisdictions resulting from new developments of our product designs, trademarks and other intellectual property rights.

As a result of the foregoing, the Company recorded a net income for the six months ended June 30, 2025 of $86.3 million and $64.8 million for the six months ended June 30, 2024.

Liquidity

As of June 30, 2025, and December 31, 2024, we had a cash and cash equivalents balance of approximately $137.9 million and $134.9 million, respectively. Additionally, we currently have approximately $175.0 million available under several lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities throughout the remainder of the year, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the six months ended June 30, 2025, and 2024, we made investments primarily in building and construction and machinery and equipment in the amounts of $62.9 million and $30.2 million, respectively. This includes $15 million in real estate in south Florida that houses the operation of the newly acquired Continental Glass Systems, LLC. which will serve to grow our U.S. manufacturing and distribution footprint.

In April 2025, Tecnoglass acquired certain assets and assumed certain liabilities of Florida-based Continental Glass Systems, LLC. (“Continental”), a premier provider of innovative architectural glass and glazing solutions in the Southeast U.S. This acquisition included a manufacturing plant, various intangibles, and a substantial project backlog in both execution and pipeline phases. With annualized revenues of approximately $30 million, Continental’s production capabilities, high-quality product portfolio, and reputation for excellence strengthens Tecnoglass’ U.S. market presence, broadens its client reach, and creates synergies that reinforce Tecnoglass’ leadership position in the architectural glass industry. Additionally, the Company anticipates operational benefits as it integrates Continental’s supply chains into its existing manufacturing operations. The purchase price for the acquisition was $10,429, of which $6,841 of the purchase price was paid in cash by the Company on April 3, 2025, with the remaining amount to be payable by the Company in cash within 365 days after closing date. The total amount of acquisition-related costs was $588, which are included in the Statement of operations for the period ending June 30, 2025.

Additionally, we acquired $7.7 million and $4.6 million of property plant and equipment under credit during the three months ended June 30, 2025, and 2024, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines, expanding our aluminum facilities, putting new vinyl windows lines to penetrate this new product segment and purchasing land to grow beyond current installed capacity.

The Company estimates that current manufacturing operating capacity has reached approximately $1.3 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2024	2023
Cash Flow provided by Operating Activities	$64,760	$67,945
Cash Flow used in Investing Activities	(48,627)	(27,802)
Cash Flow used in Financing Activities	(14,924)	(40,327)
Effect of exchange rates on cash and cash equivalents	1,816	(2,519)
Cash Balance - Beginning of Period	134,882	129,508
Cash Balance - End of Period	$137,907	$126,805

During the six months ended June 30, 2025, and 2024, operating activities generated approximately $64.8 million and $67.9 million, respectively. The main source of operating cash during the six months ended June 30, 2025, were driven by contract assets and liabilities, and trade accounts payable and accrued expenses. Contract assets and liabilities generated $21.4 million during the six months ended June 30, 2025, mostly due to an increase in billings in excess of costs, as large commercial jobs are being executed, and large projects from our backlog are starting operations; compared to $3.2 million used during the six months ended June 30, 2024. In addition, trade accounts payable and accrued expenses generated $21.8 million during the six months ended June 30, 2025, related to higher unpaid balance of higher than usual raw material purchases as we procure a stock of U.S. sourced aluminum as part of our tariff mitigation strategy, compared with $12.7 million during the six months ended June 30, 2024. Converseley, the largest use of cash in operating activities was the purchase of inventories, which used $24.0 million during the first half of 2025, in contrast to $14.4 million generated during the prior year period which had a faster raw material and finished goods turnover.

We used $48.6 million and $27.8 million in investing activities during the six months ended June 30, 2025, and 2024, respectively. During the six months ended June 30, 2025, we paid $62.9 million to acquire property plant and equipment. This included scheduled payments on previous investments to increase capacity and efficiency as well as $15.0 million of real estate in south Florida. Additionally, we spent $6.8 million to acquire certain assets and assume certain liabilities of Continental Glass Systems, LLC,a leading provider of architectural glass and glazing solutions in the Southeast U.S., that included manufacturing equipment, intangibles, and a strong project backlog, enhancing our U.S. presence, customer reach, and supply chain efficiency. The price of this purchase was $10.4 million, of which $3.6 million remain to be paid in the short term. During the six months ended June 30, 2024, we used $30.2 million for the acquisition of property and equipment

Financing activities used $14.9 million and $40.3 million during the three months ended June 30, 2025, and 2024, respectively. We paid $14.1 million and $9.4 million of dividends to holders of our ordinary shares during the three months ended June 30, 2025, and 2024, respectively. Additionally, during the six months ended June 30, 2024, we used $31.0 million to repay debt from our Senior Secured Line of Credit and other smaller facilities.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 25% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. Thus a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our revenues for the six months ended June 30, 2025, increasing by $0.7 million and our costs and expenses increasing by approximately $5.2 million, resulting in a $4.5 million decrease to net earnings based on results for the six months ended June 30, 2025.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $42.7 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.4 million recorded in the Company’s Consolidated Statement of Operations as of June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2025 in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

On April 3, 2025, Tecnoglass acquired certain assets and assumed liabilities of Continental Glass Systems, LLC., to create wholly owned Contiglass Asset Acquisition, LLC (“Contiglass), as discussed in Note 3, Acquisitions, to the condensed consolidated financial statements. The acquired entity represented approximately 1.9% of the Company’s consolidated assets as of June 30, 2025 and 2.0% of the Company’s consolidated revenues for the six months ended June 30, 2025. In accordance with the SEC staff’s interpretive guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, management excluded internal controls over financial reporting of Contiglass from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Management is currently in the process of integrating the acquired entity’s systems, processes and controls into the Company’s internal control framework. Contiglass is expected to be included in the scope of the assessment of internal control over financial reporting in the annual report for the fiscal year ending December 31, 2026.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2025, the U.S. government reinstated a 25% tariff on all steel imports and increased the aluminum tariff from 10% to 25% under Section 232 of the Trade Expansion Act, eliminating prior exemptions and expanding coverage to derivative products. Subsequently, in June 2025, these tariffs were doubled to 50% ad valorem. These measures significantly impacted our cost structure during the initial months of implementation. In response, we shifted a portion of our aluminum sourcing to U.S. suppliers to reduce exposure to the tariff and, consistent with broader market dynamics, adjusted our selling prices to partially offset the increased cost burden.

On April 2, 2025, President Donald Trump declared a shift in U.S. trade policy, announcing “Tariff Liberation Day.” As part of this initiative, a universal 10% tariff was imposed on imports from all countries, including Colombia, effective April 5, 2025. Additionally, a second tier of higher “reciprocal” tariffs targeting countries deemed to have unfair trade practices was declared to go into effect on April 9, 2025. While Colombia was not explicitly named among those subject to elevated tariffs, the inclusion of Colombian exports under the universal tariff lead to increased uncertainty and cost pressures on our operations. As of June 30, 2025, the 10% universal tariff remains in effect.

Although no “reciprocal” tariff initiative against Colombia is active as of the date of this report, this new tariff regime underscores the unpredictability of U.S. trade policy and its potential impact on companies with international manufacturing operations. Given that our manufacturing is based in Colombia and 96% of our sales for the fiscal year ended December 31, 2024, occurred in the United States, the imposition of even baseline tariffs could materially impact our production costs, supply chain efficiency, and price competitiveness.

Continued trade volatility or further adverse policy developments could disrupt our operations, compress margins, or reduce demand from our U.S. customer base, any of which could have a material adverse effect on our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for each of the three months in the period ended June 30, 2025, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1-30, 2025	1,420	$76.9	$-
May 1-31, 2025	930	76.9	-
June 1-30, 2025	450	75.3	-
	2,800	$76.9	$-	$76,527,637

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares, which authorization was subsequently increased to up to $100 million in November 2024. The program does not obligate the Company to acquire a minimum number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended June 30, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

		By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

		By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 7, 2025

