Form 10-Q
period 2025-09-30
Tecnoglass Inc.
filed 2025-11-07
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of November 4, 2025, there were 46,569,446 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$123,991	$134,882
Investments	3,080	2,645
Trade accounts receivable, net	242,655	202,915
Due from related parties	4,107	2,674
Inventories	194,404	139,642
Contract assets – current portion	30,366	22,920
Other current assets	59,846	54,332
Total current assets	$658,449	$560,010
Long-term assets:
Property, plant and equipment, net	$445,075	$344,433
Long-term account receivables	1,666	-
Deferred income taxes	543	285
Contract assets – non-current	15,136	15,208
Intangible assets	13,165	4,389
Goodwill	30,059	23,561
Long-term investments	57,755	63,264
Other long-term assets	6,229	5,498
Total long-term assets	569,628	456,638
Total assets	$1,228,077	$1,016,648
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$707	$1,087
Trade accounts payable and accrued expenses	125,382	98,843
Due to related parties	9,993	9,864
Dividends payable	7,005	7,074
Contract liability – current portion	136,482	97,979
Other current liabilities	53,049	50,979
Total current liabilities	$332,618	$265,826
Long-term liabilities:
Deferred income taxes	$18,874	$11,419
Contract liability – non-current	1,428	-
Long-term debt	111,190	108,220
Total long-term liabilities	131,492	119,639
Total liabilities	$464,110	$385,465
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$-	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,569,546 and 46,991,558 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	5
Legal Reserves	1,458	1,458
Additional paid-in capital	161,767	192,094
Retained earnings	651,162	538,787
Accumulated other comprehensive loss	(50,425)	(101,161)
Total shareholders’ equity	763,967	631,183
Total liabilities and shareholders’ equity	$1,228,077	$1,016,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating revenues:
External customers	$259,189	$237,439	$734,606	$648,456
Related parties	1,290	888	3,707	2,152
Total operating revenues	260,479	238,327	738,313	650,608
Cost of sales	(149,159)	(129,094)	(415,133)	(377,138)
Gross profit	111,320	109,233	323,180	273,470
Operating expenses:
Selling expense	(25,977)	(23,190)	(79,324)	(60,773)
General and administrative expense	(21,321)	(18,348)	(63,581)	(52,846)
Total operating expenses	(47,298)	(41,538)	(142,905)	(113,619)
Other Operating income	1,361	-	5,641	-
Operating income	65,383	67,695	185,916	159,851
Non-operating income, net	1,012	1,365	2,616	5,176
Equity method income	519	1,394	2,805	3,677
Foreign currency transactions (loss) gains	1,865	870	2,203	(4,858)
Loss on debt extinguishment	(1,354)	-	(1,354)	-
Interest income (expense), net and deferred cost of financing	564	(1,811)	(2,117)	(5,923)
Income before taxes	67,989	69,513	190,069	157,923
Income tax provision	(20,801)	(19,978)	(56,609)	(43,630)
Net income	$47,188	$49,535	$133,460	$114,293
Basic income per share	$1.01	$1.05	$2.84	$2.43
Diluted income per share	$1.01	$1.05	$2.84	$2.43
Basic weighted average common shares outstanding	46,847,728	46,996,554	46,941,647	46,996,655
Diluted weighted average common shares outstanding	46,847,728	46,996,554	46,941,647	46,996,655
Other comprehensive income:
Foreign currency translation adjustments	20,317	(2,657)	53,153	(30,948)
Change in fair value of derivative contracts	(2,565)	(3,229)	(2,417)	(2,535)
Other comprehensive income	17,752	(5,886)	50,736	(33,483)
Comprehensive income	$64,940	$43,649	$184,196	$80,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,460	$114,293
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	1,696	714
Depreciation and amortization	26,441	19,730
Deferred income taxes	4,576	(992)
Equity method income	(2,805)	(3,677)
Gain on disposal of assets	(4,226)	-
Deferred cost of financing	784	938
Other non-cash adjustments	410	113
Loss on extinguishment of debt	1,302
Realized gain on derivative instruments	(2,045)
Unrealized currency translation loss	(18,264)	3,045
Changes in operating assets and liabilities:
Trade accounts receivable	(33,029)	(38,789)
Inventories	(33,903)	2,680
Prepaid expenses	(2,993)	(2,930)
Other assets	(2,771)	5,050
Trade accounts payable and accrued expenses	15,235	10,063
Taxes payable	(7,800)	(22,179)
Labor liabilities	3,815	2,949
Other liabilities	65	11
Contract assets and liabilities	26,766	15,921
Related parties	(1,968)	2,466
CASH PROVIDED BY OPERATING ACTIVITIES	$104,746	$109,406

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(675)	(316)
Business acquisition	(6,841)	-
Dividends received	8,914	2,703
Sale of property and equipment	12,312	-
Acquisition of property and equipment	(81,695)	(53,873)
CASH USED IN INVESTING ACTIVITIES	$(67,985)	$(51,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(21,143)	(14,575)
Deferred financing costs and debt issuance fees	(1,000)	-
Non-controlling interest purchase	-	(2,500)
Share repurchase	(30,327)	(16)
Proceeds from debt	116,018	2,657
Repayments of debt	(114,115)	(48,966)
CASH USED IN FINANCING ACTIVITIES	$(50,567)	$(63,400)

Effect of exchange rate changes on cash and cash equivalents	$2,915	$(1,938)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,891)	(7,418)
CASH AND CASH EQUIVALENTS - Beginning of period	134,882	129,508
CASH AND CASH EQUIVALENTS - End of period	$123,991	$122,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,091	$8,049
Income Tax	$59,076	$77,953

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$4,687	$5,571
Account payable for business acquisition	$3,588	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2024	46,991,558	5	192,094	1,458	538,787	(101,161)	631,183

Dividend ($0.15 per share)	-	-	-	-	(7,050)	-	(7,050)

Share Repurchase	(1,610)		(124)				(124)

Derivative financial instruments	-	-	-	-	-	(637)	(637)

Foreign currency translation	-	-	-	-	-	19,576	19,576

Net income	-	-	-	-	42,189	-	42,189

Balance at March 31, 2025	46,989,948	5	191,970	1,458	573,926	(82,222)	685,137

Dividend ($0.15 per share)	-	-	-	-	(7,049)	-	(7,049)

Share Repurchase	(2,800)	-	(215)	-	-	-	(215)

Legal Reserves	-	-	-	-	-	-	-

Derivative financial instruments	-	-	-	-	-	785	785

Foreign currency translation	-	-	-	-	-	13,260	13,260

Net income	-	-	-	-	44,083	-	44,083

Balance at June 30, 2025	46,987,148	5	191,755	1,458	610,960	(68,177)	736,001

Dividend ($0.15 per share)			-	-	(6,986)	-	(6,986)

Share Repurchase	(417,602)	-	(29,988)				(29,988)

Legal Reserves				-	-		-

Derivative financial instruments						(2,565)	(2,565)

Foreign currency translation	-	-	-	-	-	20,317	20,317

Net income	-	-	-	-	47,188	-	47,188

Balance at Sep 30, 2025	46,569,546	5	161,767	1,458	651,162	(50,425)	763,967

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non- Controlling
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2023	46,996,708	5	192,385	1,458	400,035	(45,863)	548,020	-	548,020

Dividend ($0.11 per share)	-	-	-	-	(5,169)	-	(5,169)	-	(5,169)

Derivative financial instruments	-	-	-	-	-	1,036	1,036	-	1,036

Foreign currency translation	-	-	-	-	-	30	30	-	30

Net income	-	-	-	-	29,730	-	29,730	-	29,730

Balance at March 31, 2024	46,996,708	5	192,385	1,458	424,596	(44,797)	573,647	-	573,647

Dividend ($0.11 per share)	-	-	-	-	(5,168)	-	(5,168)	-	(5,168)

Share Repurchase	(100)	-	(5)	-	-	-	(5)	-	(5)

Derivative financial instruments	-	-	-	-	-	(342)	(342)	-	(342)

Foreign currency translation	-	-	-	-	-	(28,321)	(28,321)	-	(28,321)

Net income	-	-	-	-	35,028	-	35,028	-	35,028

Balance at June 30, 2024	46,996,608	5	192,380	1,458	454,456	(73,460)	574,839	-	574,839

Dividend ($0.11 per share)	-	-	-	-	(5,170)	-	(5,170)	-	(5,170)

Share Repurchase	(200)	-	(11)	-	-	-	(11)	-	(11)

Derivative financial instruments	-	-	-	-	-	(3,229)	(3,229)	-	(3,229)

Foreign currency translation	-	-	-	-	-	(2,657)	(2,657)	-	(2,657)

Net income	-	-	-	-	49,535	-	49,535	-	49,535

Balance at Sep 30, 2024	46,996,408	5	192,369	1,458	498,821	(79,346)	613,307	-	613,307

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

The chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on gross profit and net income that also is reported on the income statement as consolidated net income, cash flows from operations which are reported on the consolidated statement of cash flows, along with certain non-G.A.A.P metrics. Significant segment expenses include cost of sales, selling expense, and general and administrative expenses. Other segment items included in consolidated net income are interest expense, other expense, net and the provision for income taxes, which are reflected in the condensed consolidated statements of operations and other comprehensive income. These metrics are used to monitor budgeted versus actual results, and competitive analysis by benchmarking to the Company’s competitors. The Company’s CODM are Company’s Chief Executive Officer and Chief Operating Officer acting together as a group.

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

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties vary based upon the product and service offered and durations are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warrantied products. The Company records a liability for estimated future warranty costs at the time of sale based on historical claims data and projected revenues. This liability is reassessed periodically based on updated claims experience and revenue projections.

The changes in the product warranty liability for the nine months ended September 30, 2025 are:

Nine months
ended
September 30,
2025
Balance at beginning of period	$-
Accruals for product warranties issued during period	938
Reductions for payments made under product warranties	(570)
Balance at end of period	$368

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

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This Update is intended to modernize and simplify the accounting for costs incurred in developing internal-use software, aligning the guidance with current agile and iterative development practices. The amendments eliminate the previous phase-based model, introduce a two-step capitalization threshold requiring both management authorization and a probable completion assessment, and incorporate website development costs within Subtopic 350-40, superseding prior guidance in ASC 350-50. Entities are also required to apply greater judgment in assessing significant development uncertainty, deferring capitalization until such uncertainty is resolved. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The Board is issuing amendments in this Update to enhance the transparency and decision usefulness of income tax disclosures. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) indicated that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures. Specifically, the amendments require annual disclosure of: (i) a detailed rate reconciliation table that includes specific categories with separate disclosure of items that are equal to or greater than 5% of the statutory tax applied to pretax income; (ii) income taxes paid (net of refunds received), disaggregated by federal, state, and foreign amounts; and (iii) income taxes paid (net) further disaggregated by individual jurisdiction when such amounts are equal to or greater than 5% of total income taxes paid. Additionally, the Company must disclose pretax income (or loss) from continuing operations and income tax expense (or benefit) from continuing operations, each disaggregated between domestic and foreign. The amendments in this Update are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis and retrospective application is permitted.

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

The purchase price for the acquisition was $10,429, of which $6,588 of the purchase price was paid in cash by the Company on April 3, 2025. Post-acquisition working capital adjustment of $253 was paid 45 days after transaction closing date, with the remaining amount to be payable by the Company in cash within 365 days after closing date. The total amount of acquisition-related costs was $588, which are included within general and administrative expenses in the Statement of operations for the period ending September 30, 2025.

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

The following table summarizes the purchase price allocation of the total consideration transferred:

Consideration Transferred:
Total purchase price	$10,429

Recognized amounts of identifiable assets acquired and liabilities assumed:	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation
Cash and equivalents	$-	-	-
Accounts Receivable	4,814	-	4,814
Other Current Assets	585	-	585
Property, plant, and equipment	826	-	826
Trade Name	170	-	170
Contract Backlog	670	-	670
Notice of Acceptance and FBC permits	6,260	-	6,260
Right-of-use assets	1,192	(555)	637
Account payable	(2,890)	-	(2,890)
Accrued expenses	(81)	-	(81)
Service revenue deposit	(518)	94	(424)
Lease liabilities	(1,229)	580	(649)
Billings in excess of cost and profit	(5,987)	-	(5,987)
Total identifiable net assets	3,812	119	3,931
Goodwill	$6,617	(119)	$6,498

The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed were recorded as goodwill. The identifiable intangible asset subject to amortization was the tradename, backlog of projects, and certain Notice of Acceptance and Florida Building Code permits, which have a remaining useful life of two to five years. See Note 7 – Goodwill and Intangible Assets for additional information.

The following unaudited pro forma financial information assumes the business acquisition had occurred at the beginning of the earliest period presented. Pro forma results have been prepared by adjusting our historical results to include the results from Continental Glass Systems’ acquired assets and assumed liabilities adjusted for the amortization expense related to the intangible assets arising from the acquisition. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted if the acquisition had been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma
	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
(in thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pro Forma Results
Net sales	$260,479	$246,501	$742,699	$675,626

Net income	$47,188	$48,844	$131,346	$112,475

Contiglass Asset Acquisition, LLC, contributed revenues of $9.0 million and a loss of $2.0 million to The Company for the period from April 3, 2025, to September 30, 2025.

Note 4. - Inventories, net

	September 30, 2025	December 31, 2024
Raw materials	$135,991	98,336
Work in process	26,337	16,891
Finished goods	2,665	1,248
Spares and accessories	27,324	22,215
Packing material	2,472	1,220
Total Inventories, gross	194,789	139,910
Less: Inventory allowance	(385)	(268)
Total inventories, net	$194,404	139,642

Note 5. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Fixed price contracts	$68,311	$43,653	$182,513	$107,706
Product sales	192,168	194,674	555,800	542,902
Total Revenues	$260,479	$238,327	$738,313	$650,608

The following table presents revenues broken down by geographical location:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Colombia	$7,641	$5,473	$20,676	$16,542
United States	246,374	228,196	701,175	621,897
Panama	106	283	615	811
Other	6,358	4,375	15,847	11,358
Total Revenues	$260,479	$238,327	$738,313	$650,608

The following table presents revenues broken down by market:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Residential	$113,489	$109,729	$312,016	$278,632
Commercial	146,990	128,598	426,297	371,976
Total Revenues	$260,479	$238,327	$738,313	$650,608

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

Trade accounts receivable consists of the following:

	September 30, 2025	December 31, 2024
Trade accounts receivable	246,066	205,730
Less: Allowance for credit losses	(3,411)	(2,815)
Total	$242,655	$202,915

The changes in the allowance for credit losses for the Nine months ended September 30, 2025, are:

Nine months ended September 30, 2025
Balance at beginning of period	$2,815
Provisions for credit losses	1,696
Deductions and write-offs, net of foreign currency adjustment	(1,100)
Balance at end of period	$3,411

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

The table below presents the components of net contract assets (liabilities):

	September 30, 2025	December 31, 2024
Contract assets — current	$30,366	$22,920
Contract assets — non-current	15,136	15,208
Contract liabilities — current	(136,482)	(97,979)
Contract liabilities — non-current	(1,428)	-
Net contract liability	$(92,408)	$(59,851)

The components of contract assets are presented in the table below:

	September 30, 2025	December 31, 2024
Unbilled contract receivables, gross	$6,353	$6,584
Retainage	39,149	31,544
Total contract assets	45,502	38,128
Less: current portion	30,366	22,920
Contract Assets – non-current	$15,136	$15,208

The components of contract liabilities are presented in the table below:

	September 30, 2025	December 31, 2024
Billings in excess of costs	$90,830	$58,708
Advances from customers on uncompleted contracts	47,080	39,271
Total contract liabilities	137,910	97,979
Less: current portion	136,482	97,979
Contract liabilities – non-current	$1,428	$-

During the three and nine months ended September 30, 2025, the Company recognized $10,314 and $16,858 of sales related to its contract liabilities on January 1, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized $2,508 and $12,851 of sales related to its contract liabilities on January 1, 2024, respectively.

Remaining Performance Obligations

As of September 30, 2025, the Company had $898.9 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $105.2 m million are expected to be recognized during the year ending December 31, 2025, $277.7 million during the year ending December 31, 2026, and $515.9 million during the year ending December 31, 2027.

Note 6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of Continental Glass Systems LLC.

	September 30, 2025
	Gross	Acc. Amort.	Net
Trade Names	$170	$(18)	$152
Software and licenses	16,463	(9,635)	6,828
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(652)	5,608
Contract Backlog	670	(93)	577
Total	$23,563	$(10,398)	$13,165

	December 31, 2024
	Gross	Acc. Amort.	Net
Notice of Acceptances (NOAs), product designs and other intellectual property	14,263	(9,874)	4,389

The weighted average amortization period is 2.02 years.

During the three and nine months ended September 30, 2025, the amortization expense amounted to $818 and $1,768, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and nine months ended September 30, 2024, the amortization expense amounted to $391 and $1,075, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2025, is as follows:

Year ending December 31,
2025	$895
2026	3,377
2027	3,209
2028	2,837
2029	1,408
Thereafter	1,439
Total	$13,165

Goodwill

The table below provides a reconciliation of the beginning and ending balances of Goodwill recorded on the Company’s balance sheet:

Beginning balance - December 31, 2024	$23,561
Continental glass acquisition PPA – June 30, 2025	6,617
Continental glass acquisition PPA adjustment – September 30, 2025	(119)
Ending balance – September 30, 2025	$30,059

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

As of September 30, 2025, the obligations outstanding related to the supplier finance program amounted to $10,985, recorded as current liabilities, in the following balance sheet lines: Trade accounts payable and accrued expenses ($10,656) & due to related parties ($329).

Note 8. Debt

The Company’s debt is comprised of the following:

	September 30, 2025	December 31, 2024
Revolving lines of credit	$650	$600
Finance lease	57	111
Other current debt	-	378
Senior Secured Credit Facility	114,000	110,000
Less: Deferred cost of financing	(2,810)	(1,782)
Total obligations under borrowing arrangements	111,897	109,307
Less: Current portion of long-term debt and other current borrowings	707	1,087
Long-term debt	$111,190	$108,220

In September 2025, the Company entered into a new Senior Secured Credit Facility , transitioning from a term loan and revolving facility structure to a fully committed revolving facility structure which allowed the company (i) increase total committed borrowing capacity from $150 million to $500 million, (ii) reduce borrowing costs by approximately 25 basis points, and (iii) extend the initial maturity date by five years to December 2030. Borrowings under the new facility bear interest at the Secured Overnight Financing Rate (SOFR) with no floor, plus a spread of 1.25 % based on the Company’s net leverage ratio (previously 1.50 % over SOFR). The effective interest rate for the facility, including deferred issuance costs, is 5.67 % as of September 30, 2025. The Company incurred total costs and fees of $2,783 in lender fees which were capitalized as deferred financing costs, and are presented as a deduction from the related debt liability.

The transaction was accounted for as a debt extinguishment under ASC 470-50. Accordingly, the prior term-loan and revolving credit facilities were derecognized, and the new revolving facility was initially recognized at its principal amount, net of deferred financing costs. As a result, the Company recognized a loss on extinguishment of debt of $1,354, representing $1,302 for the write-off of the remaining unamortized deferred financing costs related to the prior term-loan and revolving credit facilities, and $52 of termination costs associated with closing the prior facility. Cash proceeds from the new facility and repayments of the extinguished debt are reflected within financing activities in the condensed consolidated statements of cash flows. Of the $2,783 of total fees incurred, $1,803 were deducted from the gross proceeds and presented net within “Proceeds from debt,” with the remaining $980 recorded as cash outflows classified under “Deferred financing costs and debt issuance fees” within financing activities.

Interest income (expense), net and deferred cost of financing is comprised of the following:

	Three months ended		nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income (expense), net and deferred cost of financing:
Interest expense	(1,934)	(1,514)	(4,060)	(4,060)
Deferred cost of financing	(229)	(297)	(784)	(784)
Derivative financial instrument gain	2,727	-	2,727	-
Interest income (expense), net and deferred cost of financing:	$564	$(1,811)	$(2,117)	$(4,844)

Maturities of long-term debt and other current borrowings as of September 30, 2025, are as follows:

2026	$707
2027	-
2028	-
2029	-
2030	114,000
Total	$114,707

The Company’s loans have maturities ranging from several weeks to 5 years. Our credit facilities bore a weighted average interest rate of 5.87% as of September 30, 2025.

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

On September 4, 2025, the Company entered into a new senior secured revolving credit facility, replacing its prior term-loan and revolver. The new facility increased total committed borrowing capacity from $150 million to $500 million, reduced borrowing costs by 25 basis points, and extended the initial maturity date to December 2030. Borrowings under the new credit facility bear interest at SOFR plus 1.25%, compared to 1.50% under the prior facility. See Note 8 — Debt for additional details.

As of September 30, 2025, the fair value of our interest rate swap and foreign currency non-delivery option contracts was in a net asset position of $4.6 million. We had 5 outstanding interest rate swap contracts of $110 million through November 2026 as an economic hedge and 3 non-delivery option contracts to exchange a certain amount of U.S. Dollars to Colombian Pesos through December, 2025. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 30, 2025.

During the three months ended September 30, 2025, we assessed the effectiveness of foreign currency non-delivery option contracts by comparing the change in the fair value of the foreign currency non-delivery option contracts to the change in the expected cash to be paid for the hedge item. Because of the discontinuation of the hedge accounting for the interest rate swap in Q3 2025 2025 as a result of the extinguishment of the underlying hedged debt instrument, we did not assess the effectiveness of this instrument.

The effective portion of the gain or loss on our foreign currency non-delivery option contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The change in the fair value of the interest rate swap designated as an economic hedge will be included in earnings at the moment of its valuation.

The amount of gains, net, recognized in the “accumulated other comprehensive income” line item in the accompanying consolidated balance sheet as of September 30, 2025 for the foreign currency non-delivery option contracts that we expect will be reclassified to earnings within the next twelve months, is $2.6 million.

The fair value of our interest rate swap and foreign currency non-delivery option hedges is classified in the accompanying consolidated balance sheets, as of September 30, 2025, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments	September 30, 2025		September 30, 2025
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$2,045	Accrued liabilities	$-
foreign currency non-delivery forwards		2,596		-
Total derivative instruments	Total derivative assets	$4,641	Total derivative liabilities	$-

The ending accumulated balance for foreign currency non-delivery option contracts included in accumulated other comprehensive income, net of tax, was $1,687 as of September 30,2025, comprised of a derivative gain of $2,596 and an associated net tax liability of $909.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the three months and nine months ended September 30, 2025, and 2024:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	September 30,	September 30,		September 30,	September 30,
	2025	2024		2025	2024

Interest Rate Swap and foreign currency non-delivery forwards Contracts	(2,782)	$(3,229)	Interest income (expense), net and deferred cost of financing and operating revenues	$5,138	$1,131

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI (Loss) on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Nine Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2025	2024		2025	2024

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$(2,634)	$(2,535)	Interest income (expense), net and deferred cost of financing and operating revenues	$7,380	$3,314

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

As of September 30, 2025, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 8 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates (which are level 2 inputs).

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2025	December 31, 2024
Fair Value	$112,388	$109,341
Carrying Value	$111,190	$108,220

Note 10. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as the Company’s other subsidiaries in the Cayman Islands do not currently have any tax obligations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, reinstating 100% bonus depreciation, increasing Section 179 expensing limits, modifying the Section 163(j) interest limitation, full expensing of domestic R&D and deductibility of qualified production structures. As these provisions are temporary in nature, their current and deferred tax effects offset, resulting in no material impact on the Company’s effective tax rate.

The components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Current income tax
United States	$(8,049)	$(5,781)	$(19,969)	$(14,388)
Colombia	(10,178)	(16,643)	(32,059)	(30,225)
Panama	-	(3)	(5)	(9)
	(18,227)	(22,427)	(52,033)	(44,622)

Deferred income Tax
United States	(1,380)	381	(2,735)	132
Colombia	(1,194)	2,068	(1,841)	860
	(2,574)	2,449	(4,576)	992
Total income provision	$(20,801)	$(19,978)	$(56,609)	$(43,630)

Effective tax rate	30.6%	28.7%	29.8%	27.6%

The effective income tax rate for the three and nine months ended September 30, 2025, of 30.6% and 29.8%, respectively, approximates the weighted average statutory rate of 30.9%. The effective income tax rate for the three and nine months ended September 30, 2024, of 28.7% and 27.6% are below the weighted average statutory rate as the Colombian subsidiaries which bear a higher corporate income tax rate recorded a proportionally lower share of the consolidated income.

Note 11. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	September 30, 2025	December 31, 2024
Due from related parties:
Fundación Tecnoglass-ESWindows	1,648	809
Prisma-Glass LLC	596	375
Alutrafic Led SAS	818	629
Studio Avanti SAS	392	301
Due from other related parties	653	560
Total due from related parties	$4,107	$2,674

Due to related parties:
Vidrio Andino	6,339	5,660
Due to other related parties	3,654	4,204
Total due to related parties	$9,993	$9,864

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales to related parties:
Prisma Glass LLC	630	301	1,798	809
Alutrafic Led SAS	284	298	871	676
Studio Avanti SAS	226	272	758	617
Sales to other related parties	150	17	280	50
	$1,290	$888	$3,707	$2,152

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three and nine months ended September 30, 2025, we sold $284 and $871 to Alutrafic, respectively, compared to $298 and $676 during the three and nine months ended September 30, 2024, respectively. Additionally, we had outstanding accounts receivable from Alutrafic of $818 and $629 as of September 30, 2025, and December 31, 2024, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-for-profit entity set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and nine months ended September 30, 2025, of $1,183 and $3,229, respectively, compared to $830 and $2,401 during the three and nine months ended September 30, 2024, respectively. Additionally, Fundación Tecnoglass-ESWindows received $1,648 and $809 from us as of September 30, 2025, and December 31, 2024, respectively, from a loan we made to them for the construction of a school in the local community where we operate, to be repaid before 2025 year end.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $630 and $1,798 to Prisma-Glass LLC during the three and nine months ended September 30, 2025, respectively, compared to $301 and $809 during the three and nine months ended September 30, 2024, respectively. The Company had outstanding accounts receivable from Prisma-Glass of $596 and $375 as of September 30, 2025, and December 31, 2024, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and nine months ended September 30, 2025, we purchased $212 and $931, respectively, compared to $474 and $736 purchased during the three and nine months ended September 30, 2024, respectively. Additionally, we finalized the purchase of a lot of land adjacent to our manufacturing facilities for $334 during the three months ended March 31, 2025.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. As of September 30, 2025, and December 31, 2024, the Company had outstanding accounts receivable from Avanti of $392 and $301, respectively. During the three and nine months ended September 30, 2025, we sold $226 and $758 of products to Avanti, respectively, compared to $272 and $617 during the three and nine months ended September 30, 2024, respectively.

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

In the ordinary course of business, we purchased $11,388 and $31,066 of materials from Vidrio Andino during the three and nine months ended September 30, 2025, respectively, compared to $8,925 and $23,019 during the three and nine months ended September 30, 2024, respectively. We also had outstanding payables to Vidrio Andino of $6,339 and $5,660 as of September 30, 2025, and December 31, 2024, respectively. We recorded equity method income of $626 and $2,912 on our Consolidated Statement of Operations during the three and nine months ended September 30, 2025, compared to $1,394 and $3,677 recorded during the three and nine months ended September 30, 2024, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $780 and $690 as of September 30, 2025, and December 31, 2024, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 12. Shareholders’ Equity

Dividends

On September 11, 2025, the Company declared a regular quarterly dividend of $0.15 per share, or $0.60 per share on an annualized basis. The dividend was paid on October 31, 2025, to shareholders of record as of the close of business on September 30, 2025.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2025, and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share
Net Income attributable to parent	$47,188	$49,535	$133,460	$114,293

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,847,728	46,996,554	46,941,647	46,996,655
Effect of dilutive securities and stock dividend
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,847,728	46,996,554	46,941,647	46,996,655
Basic earnings per ordinary share	$1.01	$1.05	$2.84	$2.43
Diluted earnings per ordinary share	$1.01	$1.05	$2.84	$2.43

Share Repurchase Program

On November 3, 2022, the Company’s Board of Directors authorized a share repurchase program permitting the repurchase of up to $50 million of the Company’s outstanding common shares as a way to give cash back to shareholders. In November 2024, the Board increased the authorized amount under the program to $100 million.

During the nine months ended September 30, 2025, the Company repurchased 417,302 shares for an aggregate purchase price of $29.9 million. Since inception of the program, the Company has repurchased an aggregate of 1,321,149 shares for a total cost of $53.4 million.

On November 5, 2025, the Board of Directors approved an increase in the share repurchase authorization to $150 million. Following this expansion, the Company has approximately $96.5 million of remaining capacity under the program, which has no expiration date. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time at the Company’s discretion. Repurchases may be conducted in privately negotiated transactions and/or in the open market, including pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, subject to applicable securities laws and the limitations contained in the Company’s debt agreements. Future repurchases, if any, will depend on a variety of factors, including the Company’s share price and trading volume, market conditions, liquidity, business outlook, and other considerations. Repurchases may be funded with existing cash, borrowings under the Company’s credit facilities, or other available sources of liquidity.

Note 13. Commitments and Contingencies

Commitments

As of September 30, 2025, the Company had outstanding obligations to purchase an aggregate of at least $80,963 of certain raw materials from a specific supplier before February 28, 2030, and an aggregate of at least $7,776 of certain raw materials from a specific supplier through 2028.

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

On April 3, 2025, we completed the acquisition of certain assets and assume certain liabilities of Continental Glass Systems, LLC, a leading provider of architectural glass and glazing solutions in the Southeast U.S., that included manufacturing equipment, intangibles, and a strong project backlog, enhancing our U.S. presence, customer reach, and supply chain efficiency.

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

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating Revenues	$260,479	$238,327	$738,313	$650,608
Cost of sales	(149,159)	(129,094)	(415,133)	(377,138)
Gross profit	111,320	109,233	323,180	273,470
Operating expenses	(47,298)	(41,538)	(142,905)	(113,619)
Other operating income	1,361	-	5,641	-
Operating income	65,383	67,695	185,916	159,851
Non-operating income, net	1,012	1,365	2,616	5,176
Equity method income	519	1,394	2,805	3,677
Foreign currency transactions gains (losses)	1,865	870	2,203	(4,858)
Loss on debt extinguishment	(1,354)	-	(1,354)	-
Interest income (expense), net and deferred cost of financing	564	(1,811)	(2,117)	(5,923)
Income tax provision	(20,801)	(19,978)	(56,609)	(43,630)
Net income	47,188	49,535	133,460	114,293

Comparison of quarterly periods ended September 30, 2025, and 2024

Revenues

Operating revenues increased $22.2 million, or 9.3%, from $238.3 during the quarter ended September 30, 2024, to $260.5 million, during the quarter ended September 30, 2025. Strong revenues during the third quarter of 2025 were driven by strong activity in the U.S market, where revenues increased $18.3 million, or 8.0% year over year, to $246.4 million during the quarter ended September 30, 2025. The increase was driven by strong growth in the US commercial market, up 12.3% or $14.6 million year over year as we continue to execute on our growing project backlog. Additionally, higher residential revenues, up $3.8 million, or 3.4% year over year, resulting from strong demand momentum during the first half of 2025. Revenues from Latin America and the Caribbean increased $3.8 million, or 37.0% year over year.

Gross profit

Gross profit increased $2.1 million, or 1.9%, from $109.2 million during the three months ended September 30, 2024, to $111.3 million, during the three months ended September 30, 2025. The gross profit margin during the three months ended September 30, 2025, was 42.7%, compared to 45.8% during the third quarter of 2024, primarily driven by higher raw material costs associated with increased premiums to source US aluminum, a stronger Colombian Peso and an unfavorable revenue mix, as commercial revenues with installation services rose year over year as we execute on our growing backlog of projects with installation. Finally, a 9.5% increase in minimum wages set at the beginning of 2025, coupled with the aforementioned strengthening of the Colombian Peso, also negatively impacted gross margins year over year. The aforementioned factors were partially offset by positive pricing adjustments implemented earlier in the year.

Expenses

Operating expenses increased $5.8 million, or 13.9%, from $41.5 million to $47.3 million for the quarters ended September 30, 2024, and 2025, respectively. The increase resulted primarily from recent Tariffs on imports into the U.S. which generated $1.4 million expense during the quarter ended September 30, 2025, lower than the $8.2 million expense on tariffs during the three months ended June 30, 2025, mainly related to our American sourced aluminum initiative. Additionally, selling, general and administrative expenses increased nominally given higher transportation and commission expenses on incremental revenues.

Non operating income and expenses, net

During the three months ended September 30, 2025 and 2024, the Company recorded net non-operating income of $1.0 million and $1.4 million, respectively. Non-operating income is comprised of interest income from short term investments, as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence. Equity method income from our joint venture with Saint Gobain decreased $0.9 million, or 62.8%, to $0.5 million during the quarter ended September 30, 2025, compared to $1.4 million recorded during the quarter ended September 30, 2024.

Foreign currency transaction gains and losses

During the three months ended September 30, 2025, the Company recorded a non-operating income of $1.9 million associated with foreign currency transactions compared to a net non-operating income of $0.9 million during the three months ended September 30, 2024.

Loss on debt extinguishment

In September 2025, the Company entered into a new Senior Secured Credit Facility to replace its prior credit agreement dated November 2021. The new facility transitions the Company from a term-loan-plus-revolver structure to a fully committed revolving facility and (i) increases total committed borrowing capacity from $150 million to $500 million, (ii) reduces borrowing costs by approximately 25 basis points, and (iii) extends the initial maturity date by five years to December 2030. Borrowings under the new facility bear interest at the Secured Overnight Financing Rate (SOFR) with no floor, plus a spread of 1.25%, based on the Company’s net leverage ratio. The effective interest rate for this facility, including deferred issuance costs, is 5.67% as of September 30, 2025. In connection with the establishment of the new facility, the Company incurred total costs and fees of $2,783 which were capitalized as deferred financing costs.

The transaction was accounted for as a debt extinguishment in accordance with ASC 470-50. As a result, the Company recognized a loss on extinguishment of debt of $1,354, representing the write-off of the remaining unamortized deferred financing costs related to the prior credit facilities and termination costs associated with closing the previous facility.

Interest income (expense), net and deferred cost of financing

Interest expense and deferred cost of financing increased by $0.4 million, or 19.4%, to $2.2 million for the quarter ended September 30, 2025, primarily reflecting the discontinuation of hedge accounting for the Company’s interest rate swap contracts upon the extinguishment of the prior credit facility and issuance of the new revolving facility, as further described above. Following this discontinuation, the periodic settlements and fair value changes of these swaps are now recognized within Derivative financial instruments gain (loss) rather than offsetting interest expense, which had resulted in a lower reported amount in the prior period.

During the three months ended September 30, 2025, the Company recorded a gain of $2.7 million related to derivative financial instruments, compared to no gain or loss during the three months ended September 30, 2024. In connection with the replacement of our Senior Secured Credit Facility in September 2025, the Company discontinued hedge accounting for its existing interest rate swap contracts that had a highly effective relationship with the hedged transaction as of June 30,2025 under ASC 815 but due to changes in critical terms of the relationship with the new debt these instruments are not in accordance to the hedge accounting principles. These swap contracts remain outstanding and continue to be periodically settled in accordance with their original terms. Upon settlement and the extinguishment of the prior term loan, hedge accounting was discontinued, and the cumulative deferred gains or losses previously recorded in Accumulated other comprehensive income were reclassified into current-period earnings.

Following the discontinuation of hedge accounting for the interest rate swap contracts, changes in the fair value of these instruments, as well as ongoing periodic settlements on these instruments, are now recognized directly through earnings within Derivative financial instruments gain (loss). The Company continues to apply hedge accounting to its foreign currency forward contracts used to hedge forecasted transactions, that as of September 30, 2025 has a highly effective relationship with the hedged transaction under ASC 815. The gain recognized during the quarter primarily reflects favorable mark-to-market adjustments resulting from movements in benchmark interest rates and realized gains on hedge settlements. These fair-value changes and settlements are non-recurring in nature and do not impact the Company’s underlying operating performance or cash flow from operations.

Income Taxes

We recorded income tax expense of $20.8 million and $20.0 million during the three months ended September 30, 2025, and 2024, respectively. The effective income tax rate of 30.6% for the three months ended September 30, 2025, approximates the statutory tax rate.

As a result of the foregoing, the Company recorded net income for the three months ended September 30, 2025, of $47.2 million compared to net income of $49.5 million for the three months ended September 30, 2024.

Comparison of nine-month periods ended September 30, 2025 and 2024

Revenues

Operating revenues during the nine months ended September 30, 2025, was $738.3 million, compared to $650.6 million during the nine months ended September 30, 2024, an increase of $87.7 million or 13.5%, year over year. Strong revenues during the first half of 2025 were driven by strong activity in the U.S market, where revenues increased $79.4 million, or 12.8% year over year, to $710.3 million 2025. The increase was driven by higher residential revenues, up $33.4 million, or 12.0% year over year, resulting from strong demand momentum since late 2024. U.S. commercial market revenues increased $46.0 million, or 13.4% year over year, as we continue to execute our growing backlog. Revenues from Latin America and the Caribbean increased $8.2 million, or 28.6% year over year.

Gross profit

Gross profit during the nine months ended September 30, 2025, was $323.2 million, an increase of $49.7 million, or 18.2%, from $273.5 million during the nine months ended September 30, 2024. The gross profit margin during the nine months ended September 30, 2025, increased to 43.8% from 42.0% during the first nine months of 2024, primarily related to better pricing on certain residential market products, and improved operating leverage. Furthermore, a 3.8% depreciation of the Colombian Peso impacting our costs denominated in Colombian Pesos against our predominantly US Dollar revenue stream helped to partially offset the 9.5% salary increases set at the beginning of the year.

Expenses

Operating expenses increased $29.3 million, or 25.8%, from $113.6 million to $142.9 million for the nine months ended September 30, 2024 and 2025, respectively. The increase was mainly driven by recent Tariffs on imports into the U.S. which generated $13.7 million expense, administrative salary adjustments. Additionally, the nominal increase was driven by administrative salary adjustments and higher transportation and commission expenses related to higher revenues.

Other operating income

During the nine months ended September 30, 2025, the Company recorded other operating income of $5.6 million mainly related to a gain on the sale of an aircraft and the recognition of a refund related to Employee Retention Credits (ERC) under government relief programs. There was no comparable income recorded during the prior-year period.

Non-operating income and expenses, net

During the nine months ended September 30, 2025, and 2024, the Company recorded non-operating income of $2.6 and $5.2 million, respectively. Non-operating income for the period is comprised primarily of interest income from short-term investments, income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

Foreign currency transaction gains and losses

During the nine months ended September 30, 2025, the Company recorded a non-operating net gain of $2.2 million associated with foreign currency transactions, compared to a net loss of $4.9 million during the nine months ended September 30, 2024.

Loss on debt extinguishment

In September 2025, the Company entered into a new Senior Secured Credit Facility to replace its prior credit agreement dated November 2021. The new facility transitions the Company from a term-loan-plus-revolver structure to a fully revolving facility and (i) increases total committed borrowing capacity from $150 million to $500 million, (ii) reduces borrowing costs by approximately 25 basis points, and (iii) extends the initial maturity date by five years to December 2030. Borrowings under the new facility bear interest at the Secured Overnight Financing Rate (SOFR) with no floor, plus a spread of 1.25%, based on the Company’s net leverage ratio. The effective interest rate for this facility, including deferred issuance costs, is 5.67% as of September 30, 2025. In connection with the establishment of the new facility, the Company incurred total costs and fees of $2,783 which were capitalized as deferred financing costs.

The transaction was accounted for as a debt extinguishment in accordance with ASC 470-50. As a result, the Company recognized a loss on extinguishment of debt of $1,354, representing the write-off of the remaining unamortized deferred financing costs related to the prior credit facilities and termination costs associated with closing the previous facility.

Interest Expense

Interest expense and deferred cost of financing decreased by $1.1 million, or 18.2%, to $4.9 million for the nine months ended September 30, 2025, from $5.9 million in the prior-year period, primarily reflecting the $30 million voluntary prepayment made to reduce the Company’s debt balance and the benefit from hedge accounting on the Company’s interest rate swaps during the first half of the year. Following the discontinuation of hedge accounting upon the replacement of the prior credit facility with the new revolving facility in September 2025, the related gains on the swaps were no longer offset against interest expense, resulting in a higher reported amount during the third quarter compared to the first half of the year.

During the nine months ended September 30, 2025, the Company recorded a gain of $2.7 million related to derivative financial instruments, compared to no gain or loss during the nine months ended September 30, 2024. In connection with the replacement of our Senior Secured Credit Facility in September 2025, the Company discontinued hedge accounting for its existing interest rate swap contracts that had a highly effective relationship with the hedged transaction as of June 30,2025 under ASC 815 but due to changes in critical terms of the relationship with the new debt these instruments are not in accordance to the hedge accounting principles. These swap contracts remain outstanding and continue to be periodically settled in accordance with their original terms. Upon settlement and the extinguishment of the prior term loan, hedge accounting was discontinued, and the cumulative deferred gains or losses previously recorded in Accumulated other comprehensive income were reclassified into current-period earnings.

Following the discontinuation of hedge accounting for the interest rate swap contracts, changes in the fair value of these instruments, as well as ongoing periodic settlements on these instruments, are now recognized directly through earnings within Derivative financial instruments gain (loss). The Company continues to apply hedge accounting to its foreign currency forward contracts used to hedge forecasted transactions, that as of September 30, 2025 has a highly effective relationship with the hedged transaction under ASC 815. The gain recognized during the quarter primarily reflects favorable mark-to-market adjustments resulting from movements in benchmark interest rates and realized gains on hedge settlements. These fair-value changes and settlements are non-recurring in nature and do not impact the Company’s underlying operating performance or cash flow from operations.

Income Taxes

The effective income tax rate for the nine months ended September 30, 2025, of 29.8% approximates the statutory rate. The effective tax rate for the nine months ended September 30, 2024, of 27.6%, is below the statutory rate, as the proportion of our taxable income shifts jurisdictions resulting from new developments of our product designs, trademarks and other intellectual property rights.

As a result of the foregoing, the Company recorded a net income for the nine months ended September 30, 2025, of $133.5 million and $114.3 million for the nine months ended September 30, 2024.

Liquidity

As of September 30, 2025, and December 31, 2024, we had a cash and cash equivalents balance of approximately $124.0 million and $134.9 million, respectively. Additionally, we currently have approximately $425.0 million available under several lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities throughout the remainder of the year, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the nine months ended September 30, 2025, and 2024, we made investments primarily in building and construction and machinery and equipment in the amounts of $86.4 million and $59.5 million, respectively. This includes $15 million in real estate in south Florida that houses the operation of the newly acquired Continental Glass Systems, LLC. which will serve to grow our U.S. manufacturing and distribution footprint.

In April 2025, Tecnoglass acquired certain assets and assumed certain liabilities of Florida-based Continental Glass Systems, LLC. (“Continental”), a premier provider of innovative architectural glass and glazing solutions in the Southeast U.S. This acquisition included a manufacturing plant, various intangibles, and a substantial project backlog in both execution and pipeline phases. With annualized revenues of approximately $30 million, Continental’s production capabilities, high-quality product portfolio, and reputation for excellence strengthens Tecnoglass’ U.S. market presence, broadens its client reach, and creates synergies that reinforce Tecnoglass’ leadership position in the architectural glass industry. Additionally, the Company anticipates operational benefits as it integrates Continental’s supply chains into its existing manufacturing operations. The purchase price for the acquisition was $10,429, of which $6,841 of the purchase price was paid in cash by the Company on April 3, 2025, with the remaining amount to be payable by the Company in cash within 365 days after closing date. The total amount of acquisition-related costs was $588, which are included in the Statement of operations for the period ending September 30, 2025.

Additionally, we acquired $4.7 million and $5.6 million of property plant and equipment under credit during the nine months ended September 30, 2025, and 2024, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines, expanding our aluminum facilities, putting new vinyl windows lines to penetrate this new product segment and purchasing land to grow beyond current installed capacity.

The Company estimates that current manufacturing operating capacity has reached approximately $1.3 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2025	2024
Cash Flow provided by Operating Activities	$104,746	$109,406
Cash Flow used in Investing Activities	(67,985)	(51,486)
Cash Flow used in Financing Activities	(50,567)	(63,400)
Effect of exchange rates on cash and cash equivalents	2,915	(1,938)
Cash Balance - Beginning of Period	134,882	129,508
Cash Balance - End of Period	$123,991	$122,090

During the nine months ended September 30, 2025, and 2024, operating activities generated approximately $104.7 million and $109.4 million, respectively. The main source of operating cash during the nine months ended September 30, 2025, were driven by contract assets and liabilities, and trade accounts payable and accrued expenses. Contract assets and liabilities generated $26.8 million during the nine months ended September 30, 2025, mostly due to an increase in billings in excess of costs, as large commercial jobs are being executed, and large projects from our backlog are starting operations; compared to $15.9 million generated during the nine months ended September 30, 2024. In addition, trade accounts payable and accrued expenses generated $15.2 million during the nine months ended September 30, 2025, related to higher unpaid balance of higher than usual raw material purchases as we procure a stock of U.S. sourced aluminum as part of our tariff mitigation strategy, compared with $10.1 million during the nine months ended September 30, 2024. Conversely, the largest use of cash in operating activities was the purchase of inventories, which used $33.9 million during the nine months ended September 30, 2025, in contrast to $2.7 million generated during the prior year period which had a faster raw material and finished goods turnover.

We used $68.0 million and $51.5 million in investing activities during the nine months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025, we paid $81.7 million to acquire property plant and equipment. This included scheduled payments on previous investments to increase capacity and efficiency as well as $15.0 million of real estate in south Florida. Additionally, we spent $6.8 million to acquire certain assets and assume certain liabilities of Continental Glass Systems, LLC, a leading provider of architectural glass and glazing solutions in the Southeast U.S., that included manufacturing equipment, intangibles, and a strong project backlog, enhancing our U.S. presence, customer reach, and supply chain efficiency. The price of this purchase was $10.4 million, of which $3.6 million remains to be paid in the short term. During the nine months ended September 30, 2024, we used $53.9 million for the acquisition of property and equipment.

Financing activities also reflected gross debt proceeds of $116.0 million and repayments of $114.1 million, primarily related to the replacement of the Company’s prior credit facility with a new $500 million revolving facility in September 2025. The transaction was accounted for as a debt extinguishment under ASC 470-50, resulting in the recognition of $2.8 million in deferred financing costs associated with the new facility, which extends the maturity to December 2030 and provides increased borrowing capacity and enhanced financial flexibility.

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

u

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 25% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. Thus a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our revenues for the nine months ended September 30, 2025, increasing by $1.1 million and our costs and expenses increasing by approximately $8.2 million, resulting in a $7.1 million decrease to net earnings based on results for the nine months ended September 30, 2025.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $40.1 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.4 million recorded in the Company’s Consolidated Statement of Operations as of September 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2025 in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

On April 3, 2025, Tecnoglass acquired certain assets and assumed liabilities of Continental Glass Systems, LLC., to create wholly owned Contiglass Asset Acquisition, LLC (“Contiglass), as discussed in Note 3, Acquisitions, to the condensed consolidated financial statements. The acquired entity represented approximately 1.7% of the Company’s consolidated assets as of September 30, 2025 and 1.2% of the Company’s consolidated revenues for the nine months ended September 30, 2025. In accordance with the SEC staff’s interpretive guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, management excluded internal controls over financial reporting of Contiglass from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Management is currently in the process of integrating the acquired entity’s systems, processes and controls into the Company’s internal control framework. Contiglass is expected to be included in the scope of the assessment of internal control over financial reporting in the annual report for the fiscal year ending December 31, 2026.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, except as follows:

Risks Related to Colombia and Other Countries Where We Operate

Our business could be negatively impacted by political or economic tensions between Colombia and the United States.

Our business operations and financial performance could be adversely affected by political or economic tensions between the governments of Colombia and its neighbor country Venezuela, and the United States, mostly influenced by differences in political orientation and policy priorities between the before mentioned country’s administrations. Given that our manufacturing is based in Colombia and 96% of our sales for the fiscal year ended December 31, 2024, occurred in the United States, any deterioration in diplomatic or economic relations between the countries, including the imposition of trade restrictions, tariffs, sanctions, limitations on cross-border payments, or other measures resulting from political disagreements between the President of Colombia Gustavo Petro, and the President of the United States Donald Trump, could negatively affect our ability to conduct business in the U.S., increase our costs, or restrict access to financial and commercial channels.

Although no “reciprocal” tariff initiative against Colombia is active as of the date of this report, there can be no assurance that such measures will not be introduced in the future. Any such developments could have a material adverse effect on our revenues, profitability, and overall business prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for each of the three months in the period ended September 30, 2025, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1-31, 2025	300	$75.4	$-
August 1-31, 2025	156,804	71.9	11,273,704
September 1-30, 2025	260,498	71.7	18,684,389
	417,602	$71.7	$29,950,084	$96,577,553

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares, which authorization was subsequently increased to up to $100 million in November 2024. On November 5, 2025, the Board of Directors approved an increase in the share repurchase authorization to $150 million. The program does not obligate the Company to acquire a minimum number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended September 30, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2025

