Form 10-K
period 2025-12-31
Tecnoglass Inc.
filed 2026-03-02
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1,972,055,163 based on its last reported sales price of $77.36 on the NYSE.

As of February 20, 2026, there were 44,737,726 ordinary shares, $0.0001 par value per share, outstanding.

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

As more fully set forth below under the section titled “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

Risks Related to Our Business Operations

●	We operate in competitive markets, and our business could suffer if we are unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.
●	Failure to maintain the performance, reliability and quality standards required by our customers could have a materially negative impact on our financial condition and results of operation.
●	The volatility of the cost of raw materials used to produce our products could materially adversely affect our results of operations in the future.
●	We rely on third-party suppliers for raw materials and third-party transportation, each of which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our operations.
●	We may not realize the anticipated benefit through our joint venture with Saint-Gobain and the planned construction of a new plant as part of the joint venture may not be completed as planned.
●	Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance existing products and services through product development initiatives and technological advances; any failure to make such improvements could harm our future business and prospects.
●	The home building industry and the home repair and remodeling sector are regulated and any increased regulatory restrictions or changes in building codes could negatively affect our sales and results of operations.
●	Changes in building codes could lower the demand for our impact-resistant windows and doors.
●	Equipment failures, delays in deliveries and catastrophic loss at our manufacturing facility could lead to production curtailments or shutdowns that prevent us from producing our products.
●	Our reliance on a single facility subjects us to concentrated risks.
●	Customer concentration and related credit, commercial and legal risk may adversely impact our future earnings and cash flows.
●	If new construction levels and repair and remodeling markets decline, such market pressures could negatively affect our results of operations.
●	Our business involves complex manufacturing processes that may cause personal injury or property damage, subjecting us to liabilities, possible losses, and other disruptions of our operations in the future, which may not be covered by insurance.
●	The nature of our business exposes each of our subsidiaries to product liability and warranty claims that, if adversely determined, could negatively affect our financial condition and results of operations and the confidence of customers in our products.
●	We are subject to potential exposure to environmental liabilities and are subject to environmental regulation and any such liabilities or regulation may negatively affect our costs and results of operations in the future.
●	Weather can materially affect our business and we are subject to seasonality.
●	Our results of operations could be significantly affected by foreign currency fluctuations and currency regulations.
●	We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects in the future.
●	Certain of our officers and directors have been involved in litigation, investigations or other proceedings and may be so again in the future, the defense or prosecution of such matters could be time-consuming and could divert our management’s attention and may have an adverse effect on us.

●	We have entered from time to time into significant transactions with affiliates or other related parties, which may result in conflicts of interest.
●	The interests of our controlling shareholders could differ from the interests of our other shareholders.
●	We conduct all of our operations through our subsidiaries and will rely on payments from our subsidiaries to meet all of our obligations and may fail to meet our obligations if our subsidiaries are unable to make payments to us.
●	Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

Risks Related to Colombia and Other Countries Where We Operate

●	Our operations are located in Colombia, which may make it more difficult for U.S. investors to understand and predict how changing market and economic conditions will affect our financial results. It also may be difficult or impossible to enforce judgments of courts of the United States and other jurisdictions against our Colombian subsidiaries or any of their directors, officers and controlling persons.
●	Economic and political conditions in Colombia may have an adverse effect on our financial condition and results of operations.
●	The Colombian Government and the Central Bank exercise significant influence on the Colombian economy.
●	Factors such as Colombia’s growing public debt and fluctuating exchange rates could adversely affect the Colombian economy.
●	Economic instability in Colombia could negatively affect our ability to sell our products.
●	Government policies and actions and judicial decisions in Colombia could significantly affect our results of operations and financial condition in the future.
●	Our business could be negatively impacted by tariffs imposed by the U.S. government and trade tensions between the U.S. and Colombia.
●	We are dependent on sales to customers outside Colombia and any failure to make these sales may adversely affect our operating results in the future.
●	We are subject to trade investigations conducted by U.S. authorities over Colombian products that may result in additional duties for our products.

Risks Related to Us and Our Securities

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business.
●	Anti-takeover provisions in our organizational documents and Cayman Islands law may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could depress the price of our ordinary shares and prevent attempts by our shareholders to replace or remove our current management.
●	We are a “controlled company,” controlled by Energy Holding Corp., whose interest in our business may be different from ours or yours.
●	We cannot assure you that we will continue to pay dividends on our ordinary shares, and our indebtedness, future investments or cashflow generation could limit our ability to continue to pay dividends on our ordinary shares.
●	If a United States person is treated as owning at least 10% of the value or voting power of our shares, such holder may be subject to adverse U.S. federal income tax consequences.

Risks Related to Public Health Events, Epidemics, Pandemics and Similar Outbreaks

●	We face various risks related to health epidemics, pandemics and other public health events, including the global outbreak of COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows. These risks may include, among other things, workforce disruptions; constraints on travel and onsite activities; supply-chain interruptions; inflationary pressures and reduced availability of materials, components, or logistics capacity; changes in customer demand; and increased costs to implement health and safety measures. While the acute impacts of COVID-19 have generally moderated, resurgences of COVID-19 variants or other outbreaks could result in renewed governmental, regulatory, or voluntary measures, and could adversely affect our operations and those of our customers, suppliers, and other business partners.

 Certain Frequently Used Terms

Unless the context otherwise requires:

●	references to the “Company”, “Tecnoglass”, the “group” and to “we”, “us” or “our” are to Tecnoglass Inc., a Cayman Islands exempted company, and its subsidiaries;
●	references to “TG” are to Tecnoglass S.A.S;
●	references to “ES” are to C.I. Energía Solar S.A.S E.S. Windows;
●	references to “ESW” are to ES Windows LLC, our indirect wholly-owned subsidiary, based in Florida;
●	References to “VS” are to Ventanas Solar S.A.;
●	references to “ES Metals” are to ES Metals S.A.S.; and
●	references to “GM&P” are to GM&P Consulting and Glazing Contractors Inc.

TRADEMARKS

We have proprietary rights to certain trademarks, service marks, and trade names used in this Form 10-K. Our registered trademarks in Colombia and United States include Energia Solar, ES, ES Imagine Extraordinary, Tecnoglass, Alutions, Eswindows, Tecnobend, Tecnoair, Tecnosmart, ECOMAX by ESWINDOWS, ESWINDOWS Interiors, ESW Windows and Walls, Solartec by Tecnoglass, Solar Windows, Prestige by ESWINDOWS, Eli by ESWINDOWS, Alessia by ESWINDOWS, Elite Line by ESWindows, ULTRAVIEW by Tecnoglass, MULTIMAX by ESWIDOWS, Componenti, ES Metals, and E-skin, among others. Solely for convenience, our trademarks, service marks, and trade names referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.

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

Overview

Tecnoglass is a leading vertically integrated manufacturer, supplier and installer of high-end aluminum and vinyl windows and architectural glass for the global commercial and residential construction markets. Tecnoglass earned the #1 spot on Forbe’s list of America’s 100 most successful small-cap companies for 2024, and was ranked among the four largest glass fabricators in 2025 by Glass Magazine. Headquartered Miami, Florida,, the Company maintains its principal manufacturing operations in Colombia and operates out of aproximately 6.5 million square foot vertically-integrated, state-of-the-art manufacturing and operational footprint across Colombia and the United States that provides easy access to the Americas, the Caribbean, and the Pacific. Tecnoglass supplies over 1,000 customers in North, Central and South America, with the United States accounting for 96% of revenues. Tecnoglass’s tailored, high-end products are found on some of the world’s most distinctive properties, including the Aston Martin Residences (Miami), Miami World Tower (Miami), 3ELEVEN (New York), Raffles Hotel (Boston), Norwegian Cruise Line Terminal B (Miami), One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Salesforce Tower (San Francisco) and AE’O Tower (Honolulu).

Our Business

General

We are experienced and highly skilled in the vertical integration of window and architectural glass manufacturing, distribution, and professional fitting. Our expertise extends to the production of top-quality windows, as well as the supply of aluminum, vinyl, and other components. Our dedicated and knowledgeable team serves a diverse range of commercial and residential construction projects worldwide, guaranteeing outstanding products and seamless installation services. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have earned #1 spot in the Forbe’s list of America’s 100 most successful small-cap companies for 2024, and developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked among the four largest glass fabricators serving the United States in 2025 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

The majority of our products are manufactured in a 6.1 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including 100 Hood Park Drive (Boston), 601 West 29th St (New York). Norwegian Cruise Line Terminal B (Miami), Paramount Miami Worldcenter (Miami), Via 57 West (New York), One65 Main (Cambridge), AE’O Tower (Honolulu), Salesforce Tower (San Francisco), and One Thousand Museum (Miami). Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

Our structural competitive advantage is underpinned by our low-cost manufacturing footprint, vertically integrated business model and geographic location. Our integrated facilities in Colombia and distribution and services operations in Florida provide us with a significant cost advantage in both manufacturing and distribution, and we continue to invest in these operations to expand our operational capabilities. We also leverage automation and process digitalization across our operations to improve throughput, consistency and scalability, supporting cost efficiency and service reliability. Our lower cost manufacturing footprint allows us to offer competitive prices for our customers, while also providing innovative, high quality and high value-added products, together with consistent and reliable service. We have historically generated high margin organic growth based on our position as a value-added solutions provider for our customers.

We have a strong presence in the Florida market, which represents a substantial portion of our revenue stream and backlog. Our success in Florida has primarily been achieved through sustained organic growth, with further penetration now taking place into other highly populated areas of the United States. As part of our strategy to become a fully vertically integrated company, we have supplemented our organic growth with some acquisitions that have allowed us added control over our supply chain allowed for further vertical integration of our business and will act as a platform for our future expansion in the United States. Earlier acquisitions in 2016 and 2017, of ESW and GM&P respectively, helped establish our U.S. distribution and installation capabilities, while more recent transactions—including our minority interest in Vidrio Andino, our full ownership of ESMetals, and the 2025 acquisition of certain assets of Continental Glass Systems, LLC—have enhanced our vertical integration, capacity, customer reach, and backlog.

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

We have focused on working with The Power of Quality, always making sure that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables, that help us make decisions and create value for our stakeholders. We carry out a series of initiatives based on our global sustainability strategy, which is supported on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation, and empowering our environment. As part of this strategy, we have voluntarily adhered to UN Global Compact Principles since 2017 and in pursuit of our cooperation with the attainment of the SDGs joined in 2021 a program to dynamize, strengthen and make visible the management of greenhouse gas emissions as a carbon neutral strategy set out by the Colombian government for 2050. Additionally, we are advancing initiatives in circular economy and implementing comprehensive water management and treatment strategies aimed at improving efficiency, reuse and replenishment, in order to maintain our water-positive operations.

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

Vertical Integration

We believe we are unique within the industry in vertically integrating the purchasing of raw materials and the manufacturing, distribution, and installation of our products. This model allows us to transform raw glass into high-performance architectural glass, extruding our own aluminum frames and assembling windows in a highly streamlined process from our main campus in Colombia. By integrating each of these functions, we eliminate inefficiencies throughout the supply chain, generate strong margins and maintain strict quality control from the sourcing of input materials to final installation, enabling us to provide consistent, high-quality products with significantly shorter lead times. These efficiencies are only enhanced as our business grows and we benefit from operating leverage and economies of scale.

Our vertical integration is supported by a 25.8% minority ownership interest in Vidrio Andino Holdings S.A.S., a Colombia-based subsidiary of Compagnie de Saint-Gobain S.A., which secures a reliable supply of raw glass for our production needs.

In 2025, our vertically integrated business model remains a decisive factor in navigating global trade dynamics. The benefits of this integration coupled with our decisive actions to adapt our supply chain structure, currently outweigh the challenges posed by trade barriers, such as tariffs. Through strategic modifications to our supply chain, we have effectively mitigated the impact of these costs, while continuing to expand our manufacturing footprint and product portfolio through increased capacity in the U.S. and the acquisition of Continental Glass Systems (“CGS”). Ownership of the entire process continues to reduce our dependence on third parties, allowing us to respond quickly to customer needs and ensuring we remain well-prepared against material shortages, logistic slowdowns, and cost inflation.

Cost of Production Advantages

We enjoy significant cost advantages because of our location in Colombia, which provides cost efficiencies in terms of labor for the less automated processes, and other expenses. We believe we are able to offer competitive prices, in part, as a result of our low labor and energy costswhile maintaining efficient transportation costs into the markets we serve. Employees at our manufacturing facilities in Colombia earn above the local minimum wage, yet these wages are typically much less than the cost of a comparable employee located within the United States. Over time, we may add manufacturing capacity in other locations, and intend to manage our footprint to preserve competitive economics and reliable service. Since 2017, we have the capacity to generate approximately five megawatts of eco-friendly energy on-site at our manufacturing facilities through solar panels. This investment has allowed us to reduce energy costs, while also having a positive tax effect due to our ability to deduct the investment from our taxable income in compliance with applicable Colombian tax regulations. To date, more than 15,000 solar panels have been installed on the roofs of Colombian manufacturing plants to generate reliable and clean energy. While enhancing production cost efficiencies, along with ESG initiatives, we entered into a long-term power purchase agreement to cogenerate 9MW through two gas engines with a heat recovery system.

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

Commitment to Quality and Innovation

Our commitment to quality is evidenced by our significant investments in land, warehousing space, machinery and equipment. Since 2023, we have invested nearly $230 million in the latest technologies to enhance the efficiency and accuracy of our production lines, and ultimately to improve the quality of the products that we deliver to our customers. We believe these significant investments position us to meet our growth objectives over the next several years. We operate state-of-the-art glass making equipment, glass laminating lines, aluminum presses, vinyl assembling lines, and high-volume insulating equipment which facilitate more precise manufacturing, enabling us to offer a broader selection of and higher quality products and remain agile in responding to customer demands, while generating less raw material waste.

We believe our investments in technology have positioned us well for continued growth in the years ahead given the flexibility afforded by our current installed capacity, improved profitability, and enhanced cash generation. Recent examples of our high return investments within the last three years include:

●	Automation of window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;

●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Automation of three centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials; plus one additional warehouse under construction;

●	Acquiring 2.1 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees;

●	Establishing new vinyl window assembly lines with annualized capacity of approximately $300 million; and

●	Completed expansion of our architectural metal facade plant, which specializes in engineering, designing, and manufacturing tailor-made facades.

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

Superior Customer Service

In addition to manufacturing high quality products at competitive prices, our customer value proposition to Imagine the Extraordinary is supplemented by short lead-times, on-time delivery and after-sale support. Through the coordinated efforts of our sales teams, product specialists and field service teams, we deliver high quality service to our customers, from the initial order to the delivery and installation of our products, when applicable. We believe our ability to accompany our clients throughout every phase of their projects’ design, engineering, consulting, manufacturing and installation along with our ability to coordinate these efforts as a one-stop-shop is a key differentiator from our competition.

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

Loyal and Highly Motivated Employees

Capitalizing on our various competitive advantages also requires a skilled and dedicated workforce. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held every week. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also contributed to workplace safety, with our Lost Time Injury Frequency Rate (LTIFR), which measures the number of lost-time injuries per million hours worked during the financial year, of 2.0% which is substantially lower than the average for manufacturing companies in Colombia which stood at approximately 8.3% for 2025.

We value our employees and invest in them and our local communities. For several decades, our Tecnoglass ES Windows Foundation has committed resources to create projects to assist and contribute to the region’s development. For many years, we have allocated resources from the foundation to initiate and support various regional development projects. In 2025, our scholarship program allowed over 500 students in their pursuit of higher education across different universities in Colombia. We actively partner with local educational institutions and organizations to foster societal change and community enhancement. Our multiple programs also include collaboration with partners to promote sports and encourage healthy lifestyles among the youth. Our goal at the Tecnoglass ES Windows Foundation is to create positive and lasting impacts on our employees and the communities we serve. Through our home improvement program, we acknowledge the commitment and dedication of the Tecnoglass group employees by supporting them to enhance their homes or purchase their own, ensuring the well-being of their families. During 2025, we delivered more than 110 housing improvements.

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

Given advantageous secular and demographic trends, sales in Florida comprised more than 90% of United States revenue in the year ended December 31, 2025. In recent years, we have successfully grown our geographic presence in the United States outside of Florida, particularly into markets along the east coast, and as a result, nearly 13.1% of our U.S. backlog is for projects outside of Florida. Coastal markets are particularly attractive to us, as they can be directly accessed by ship, resulting in transportation costs from our manufacturing facilities that are similar to our transportation costs to Florida. These regions are also affected by hurricanes, significant temperature fluctuations and other extreme forms of weather that foster demand for our products. We are actively expanding our sales presence in these costal markets and have already successfully completed several projects in large U.S. markets in the East Coast, Texas and the South West, where we have expanded our sales force and entered into leases for several showrooms designed to showcase or products throughout these geographies

We intend to continue growing the business organically outside of Florida. As we explore growth opportunities in new U.S. markets, we intend to leverage the strong reputation we have developed with national commercial construction contractors, architects, and designers for providing high quality products at the most competitive prices.

In late 2023, we strategically entered into the vinyl window market, a move that we estimate to more than double our addressable market, while offering customers a wider selection of solutions to meet their project needs. We are capitalizing on our existing distribution base for our aluminum products, achieving significant synergies given the significant number of dealers and distributors that already sell both aluminum and vinyl windows. Additionally, we expect to benefit from a wider product offering in markets where vinyl frames and windows are more prevalent. As of 2025, we are actively broadening our vinyl product portfolio and securing the necessary building code certifications required for diverse jurisdictions. While we continue to refine our market penetration, this business line represents a strategic growth pillar. We expect our focus on meeting stringent regulatory standards and onboarding new clients to provide a solid foundation for increasing order flow as we expand our geographic reach.

In the interest of satisfying our clients, we have expanded our product portfolio offer our customers a wider selection of solutions to meet their project needs, including vinyl windows. We expect to capitalize the existing distribution base for our aluminum products to obtain significant synergies given the number of dealers and distributors that already sell our products.

Penetrate the U.S. Residential Market

In addition to increasing our penetration in the U.S., we continue to seek to further expand our offerings in the U.S. To this end, in April 2017, we launched “ES Windows: Elite Collection” and “ES Windows: Prestige Collection” to target the U.S. residential new and replacement sectors. We have received significant interest for the new products within these categories to date and positive reactions from our customers. Currently, residential sales represent a considerable portion of our total sales, and we believe we will continue growing into this end market in the U.S through share gains, new products and a commitment to execution. We had a significant demand in the U.S. residential market, representing 41.0% of our total sales for the year ended December 31, 2025, compared to less than 5% for the year ended December 31, 2017, and 41.9% for the year ended December 31, 2024. Despite the current strong demand for housing in the U.S., during 2025, the residential market faced challenges related to affordability, high interest rates, and tariff uncertainties. However, according to FMI’s 2025 Building Products Market Overview, annual spending for the residential window and door market is expected to grow at a Compound Annual Growth rate of 6.2%, to $340 billion from 2025 to 2029. This growth is anticipated to accelerate in 2027 and remain strong through 2029, mainly driven by high demand for energy efficient products such as vinyl. We believe that our core strengths that have facilitated our success to date, namely the quality of our products and the structural cost advantages that allows us to price our products competitively, will similarly contribute to our ongoing success and continued penetration into the U.S. residential end market in order to target several other geographies. In line with the geographic penetration strategy, we have started expanding our presence to other markets by opening product showrooms in other states. As of the date of this Annual Report, showrooms in New York City, Charleston, SC, Houston, TX, Bonita Springs, FL and Phoenix, AZ, have been opened to service its respective regions. Additionally, showrooms in Los Angeles, CA and Honolulu, HI are in the lease negotiating stages and we expect such showrooms to open in late 2026.

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

We have carried out enhancements at our glass and aluminum facilities to increase production capacity and automate operations. We anticipate that these high return investments will continue generating efficiencies in the production processes. We improved efficiency in our glass production during 2024 and 2025 by further automating certain key manufacturing processes to increase capacity, while reducing material waste and overall lead times. In 2023, we made investments in our newly installed vinyl assembling lines to manufacture and distribute cutting-edge vinyl windows for new and existing customers starting in November 2023. During 2024 and 2025, we completed the second phase of expanding our architectural metal facade plant, which specializes in engineering, designing, and manufacturing tailor-made façade; and automated another centralized aluminum warehouse for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials.

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

Brands and Trademarks

Our main brands are Tecnoglass, ESWindows and Alutions. Our registered trademarks in Colombia and United States include Energia Solar S.A, ES, ES Imagine Extraordinary, Tecnoglass, Alutions, Eswindows, Tecnobend, Tecnoair, Tecnosmart, ECOMAX by ESWINDOWS, ESWINDOWS Interiors, ESW Windows and Walls, Solartec by Tecnoglass, Solar Windows, Prestige by ESWINDOWS, Eli by ESWINDOWS, Alessia by ESWINDOWS, Elite Line by ESWindows, ULTRAVIEW by Tecnoglass, MULTIMAX by ESWIDOWS, Componenti, ES Metals, and E-skin, among others. We rely on a combination of patent, trademark, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

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

Working Capital Requirements and Debt Facilities

During the year ended December 31, 2025, we generated $135.7 million of cash from operating activities. We anticipate that working capital will continue to be a net benefit to cash flow in the near future, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Our debt is comprised primarily of a Senior Secured Credit Facility which consists of a Committed line of Credit for up to $500 million. The term loan had a balance of $174 million as of December 31, 2025, matures in late 2030 and bears interest at SOFR plus a spread of 1.25%.

Customers

Our customers include architects, building owners, general contractors and glazing contractors in the commercial construction market. We currently have approximately 1,000 customers. Of our 100 largest customers, which represent over 81% of our sales during the twelve months ended December 31, 2025, approximately 98% are located in North America and 2% in Latin America. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2025, and 2024.

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

We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2025, two suppliers accounted for more than 10% of total raw material purchases, and in aggregate both account for 37.3% of total raw material purchases. During the year ended December 31, 2024, two suppliers accounted for more than 10% of total raw material purchases, and in aggregate both account for 25.1% of total raw material purchases.

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

The cost associated with product warranties was $1.4 million and $2.6 million during the years ended December 31, 2025 and 2024, respectively.

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

Our subsidiaries have received a number of other certifications from other national and international standard-setting bodies.

TG certifications include:

●	ISO 9001:2015 Certificate of Quality Assurance
●	ISO 14001:2015 Certificate of Environmental Management
●	ISO 45001:2018. Occupational Health and Safety management System
●	Exporter Authorized Economic Operator (AEO).
●	NTC 1578:2011: Product seal for safety glass used in construction, approved by ICONTEC.
●	NTC 2409:1994: Product seal for extruded aluminum alloy profiles, approved by ICONTEC.
●	ANSI Z97.1-2015, CPSC 16 CFR 1201, CAN/CGSB 12.1-2017: Laminated and tempered safety glass, approved by Safety Glazing Certification Council “SGCC”.
●	ASTM E2190: Insulating glass meeting all guidelines and requirements for IGCC® / IGMA® certification approved by the Insulating Glass Certification Council and the Insulating Glass Manufactures Alliance “IGCC”.
●	Vitro Certified International Manufacturer Trademark license granted by Vitro for pre-selected projects and to produce certain MSVD coated products at the Solartec plant.
●	Good handling of SentryGlas, Butacite and Trosifol products awarded by Kuraray for compliance with all requirements.
●	Certified Authorization for Saflex™ Interlayer Lamination in Compliance with Dade County Requirements
●	Member of ACOLVISE (Colombia Association of Safety Glass Transformers)

ES certifications include:

●	ISO 9001:2015 Certificate of Quality Assurance
●	ISO 14001:2015 Certificate of Environmental Management
●	ISO 45001:2018. Occupational Health and Safety management System
●	Exporter and Importer Authorized Economic Operator (AEO)
●	CAP (Certified applicator program) PPG Industries certifies the highest level of coating application.
●	Complies with NFRC (National Fenestration Rating Council) Energy Efficient Products
●	Complies with NOA (Notice of Acceptance) Fenestration products for all areas of Florida, including hurricane zones.
●	Complies with FBC (Florida Building Code) Hurricane protection products
●	CAP (Certified applicator program) PPG Industries certifies the highest level of coating application
●	Member of the American Architectural Manufacturers Association (AAMA)
●	Member of the Colombian Council for Sustainable Construction (CCCS)

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

Research and Development

During the years ended December 31, 2025, 2024 and 2023, we spent approximately $3.1 million, $2.1 million, and $0.9 million, respectively, in research and development. The Company incurs costs related to the development of new products and pays for external tests that need to be performed on our products in order to comply with strict building codes.

Human Capital

As of December 31, 2025, we had a total of 9,601 employees, none of whom is represented by a union. As of December 31, 2024, we had a total of 9,837 employees. We actively encourage and facilitate the development of our employees through rolling training programs, with multiple training sessions held on a weekly basis. These programs increase the skills of our employees and are designed to allow our employees to keep pace with the new technologies being installed at our manufacturing facilities. We are committed to developing our employees and remaining at the forefront of technology in our industry. These investments have also helped us manage workplace injuries, with a Lost Time Injury Frequency Rate of 2.0%, which is considerably lower than the average rate of approximately 8.3% for glass and metal manufacturing companies in Colombia for 2025. We have remained union-free since ES’s incorporation in 1983. The Company considers itself an equal opportunity employer and has constantly sought to seek the best talent irrespective of gender or ethnicity. While the jobs associated to the core manufacturing operations are predominantly filled by males, our sales and administrative staff is comprised of approximately 38% females and 62% males. From an ethnicity perspective, our labor force is diverse but predominantly Latino based on our geographic location.

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

Additional Information About the Company

We maintain websites for our subsidiaries, TG, ESW, GM&P, Componenti, and ES Metals, which can be found at https://www.tecnoglass.com/es/, https://eswindows.com, https://wwwgmpglazing.com, https://componenti.com/es/, https://es-metals.com, respectively. The corporate filings of Tecnoglass Inc., including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on the Investor Relations page at investors.tecnoglass.com, which are uploaded as soon as reasonably practicable after we electronically file (or furnish in certain cases) such material with the Securities and Exchange Commission, and can also be found at the SEC’s website at http://sec.gov. We do not intend for information contained in any of our websites, including the Investor Relations pages, to be a part of this Form 10-K.

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

Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. It is possible in the future that our competitors or other suppliers may create products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in some instances we have agreements with our suppliers, these agreements are generally terminable by us or the supplier counterparties on limited notice. We have a fixed set of maximum price rates, and from those prices we negotiate with the supplier of the material depending on the project. We source raw materials and glass necessary to manufacture our products from a variety of domestic and foreign suppliers. During the year ended December 31, 2025, two suppliers accounted for more than 10% of total raw material purchases, and in aggregate both account for 37.3% of total raw material purchases. Failures of third-party suppliers to provide raw materials to us in the future could have an adverse impact on our operating results or our ability to manufacture our products.

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

Acquisitions may require integration of acquired companies’ sales and marketing, distribution, purchasing, finance and administrative organizations, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to successfully integrate any business we may acquire or have acquired into our existing business, and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

●	We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, asbestos liabilities, environmental liabilities, pension liabilities and liabilities for employment practices and they could be significant.

●	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

●	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

●	We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We may not be able to realize the expected return on our growth and efficiency capital expenditure plan.

In recent years, we have made significant capital expenditures which include:

●	Automation of window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;

●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Automation of three centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials; plus one additional warehouse under construction;

●	Acquiring 2.1 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees;

●	Establishing new vinyl window assembly lines with annualized capacity of approximately $300 million; and

●	Completed expansion of our architectural metal facade plant, which specializes in engineering, designing, and manufacturing tailor-made facades.

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

Our ten largest third-party customers worldwide collectively accounted for 33.9% of our total sales revenue for the year ended December 31, 2025, though no single customer accounted for more than 10% of annual revenues. We also do not have any long-term requirements contracts pursuant to which we would be required to fulfill customer orders on an as-needed basis.

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

We are subject to risks relating to fluctuations in currency exchange rates that may affect our sales, cost of sales, operating margins and cash flows. During the year ended December 31, 2025, approximately 3.2% of our revenues and 25% of our expenses were in Colombian pesos. The remainder of our expenses and revenues were denominated, priced and realized in U.S. Dollars. In the future, and especially as we further expand our sales in other markets, our customers may increasingly make payments in non-U.S. currencies. In addition, currency devaluation can result in a loss to us if we hold monetary assets in that currency. Hedging foreign currencies can be difficult and costly, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

Energy Holding Corporation exercises significant influence over us as a result of its majority shareholder position and voting rights. As of the date of this Form 10-K, Energy Holding Corporation beneficially owned approximately 44.1% of our outstanding ordinary shares. Energy Holding Corporation, in turn, is controlled by members of the Daes family, who together own 100% of the shares of Energy Holding Corporation. See “Principal Securityholders”. Accordingly, our controlling shareholders would have considerable influence regarding the outcome of any transaction that requires shareholder approval. In addition, if we are unable to obtain requisite approvals from Energy Holding Corporation, we may be prevented from executing critical elements of our business strategy.

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

As of December 31, 2025, we and our subsidiaries on a consolidated basis had $174.4 million principal amount of debt outstanding. Our indebtedness could have negative consequences to our financial health. For example, it could:

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

During 2025, Moody’s, S&P and Fitch, three of the main rating agencies worldwide, downgraded Colombia’s credit profile due to weakening public finances, with Moody’s lowering its rating to “Baa3” while keeping a stable outlook as fiscal metrics deteriorated beyond original plans, S&P cutting its sovereign rating to “BB” with a negative look, and Fitch also downgrading the long-term foreign currency rating to “BB” amid persistently large fiscal deficits, rising public debt and challenges in fiscal consolidation, mirroring market concerns over the country’s fiscal trajectory even as moderate growth continued and inflation pressures eased during the year. Colombia’s macroeconomic performance in 2025 showed a moderation in growth and inflation dynamics. Official data and projections indicate the country’s GDP is expected to increase around 2%-3%, while inflation closed at 5.1%, above the central bank’s 3% target, and similar to the 5.2% inflation rate of 2024. In addition, Colombia’s central bank (Banco de la República) is maintaining a restrictive monetary stance, raising its monetary policy interest rate 100 basis points to 10.25%, largely due to strong internal demand and cost pressures including significant labor cost increases from a higher minimum wage declared for 2026.

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

In 2026, Colombia will hold national elections, including Congressional elections on March 8, 2026 and the first round of presidential elections on May 31, 2026. We cannot assure you that measures adopted by the Colombian government under its new regime continue to be consistent with former policy and will not affect the country’s overall economic outlook and performance. The new leadership may have negative effects on macroeconomic stability and therefore on the construction industry as a whole and finally, on the company’s operations and future prospects. Recent events also underscore the potential for policy volatility and legal uncertainty: in January 2026, Colombia’s Constitutional Court provisionally suspended Decree 1390 of December 22, 2025, which declared a state of economic and social emergency, pending a final decision on its constitutionality, and any similar measures—whether adopted, modified, suspended or invalidated—could create uncertainty and impact economic conditions relevant to our business. Although we don’t estimate a significant effect in the short term based on current backlog and ongoing activity, it is uncertain as to how a new regime could affect our business in the longer term. In addition, we cannot predict the effects that such policies will have on the Colombian economy. Furthermore, we cannot assure you that the Colombian peso will not depreciate relative to the US dollar or other currencies in the future, which could have a materially adverse effect on our financial condition.

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

Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. During 2024, Colombia’s fiscal deficit represented 6.8% of its GDP, related to increased government spending to fund new social and environmental reforms, and lower expected tax collections during the year. in 2025 the deficit widened even further, driven by sustained high spending and weaker revenues, with estimates suggesting Colombia’s fiscal deficit could reach around 7.1% of GDP, its highest level outside the pandemic era, even as tax revenue projections were revised and the statutory fiscal rule was suspended to accommodate larger deficits. This persistent and growing fiscal gap has added pressure on sovereign credit profiles, contributed to credit rating downgrades and could lead to higher interest rates on new Colombian sovereign debt issuances.

In recent years, the Colombian currency had shown some short-term volatility vis-à-vis the U.S. Dollar. The Colombian Peso appreciated 14.8% in 2025, after a 15.4% depreciation during 2024. Any international conflicts or related events have the potential to create an exchange mismatch, given the vulnerability and dependence of the Colombian economy on external financing and its vulnerability to any disruption in its external capital flows and its trade balance.

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

Even though exports from Colombia, principally petroleum and petroleum products, and gold, have grown in recent years, fluctuations in commodity prices pose a significant challenge to their contribution to the country’s balance of payments and fiscal revenues. Unemployment continues to be high in Colombia compared to other economies in Latin America. Furthermore, recent political and economic actions in the Latin American region, including actions taken by United States in relation to the Venezuelan government, may negatively affect international investor perception of the region. We cannot assure you that growth achieved over the past decade by the Colombian economy will continue in future periods. The long-term effects of the global economic and financial crisis on the international financial system remain uncertain. In addition, the effect on consumer confidence of any actual or perceived deterioration of household incomes in the Colombian economy may have a material adverse effect on our results of operations and financial condition.

We are dependent on sales to customers outside Colombia and any failure to make these sales may adversely affect our operating results in the future.

In the year ended December 31, 2025, 96.8% of our sales were to customers outside Colombia, including to the United States and Panama, and we expect sales into the United States and other foreign markets to continue to represent a significant portion of our net sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. An increase in tariffs on products shipped to countries like the United States, or changes in the relative values of currencies occur from time to time and could affect our operating results. This risk and the other risks inherent in foreign sales and operations could adversely affect our operating results in the future.

Our business could be negatively impacted by potential tariffs imposed by the U.S government and trade tensions between the U.S. and Colombia.

The United States has imposed import tariffs on certain steel and aluminum articles under Section 232 of the Trade Expansion Act of 1962, and these measures have been adjusted over time through proclamations and related administrative actions (including changes to product coverage, rates, exclusions and enforcement). In addition, on April 2, 2025, the President issued Executive Order 14257, which directed that imported articles be subject to an additional 10% ad valorem duty pursuant to a declared national emergency under the International Emergency Economic Powers Act (IEEPA), with specified effective dates. Multiple lawsuits have challenged the President’s authority to impose tariffs under IEEPA and stays and ongoing appeals have contributed to uncertainty regarding the ultimate outcome and any related changes to scope, duration, or potential refunds. The adoption, modification or escalation of these or other tariff regimes, as well as retaliatory measures by other countries, could materially and adversely affect our business, financial condition and results of operations.

Given that our primary manufacturing facilities are located in Colombia and approximately 94.8% of our sales for the fiscal year ended December 31, 2025, were generated in the United States, these tariffs directly increase our costs and may pressure our profit margins.

In response to these trade barriers, we have strategically shifted our supply chain to source U.S.-casted aluminum, which has allowed us to mitigate a portion of the financial impact. However, despite these mitigation efforts, any further escalation in tariff rates, the potential removal of U.S.-Colombia Trade Promotion Agreement benefits, or retaliatory measures by the Colombian government could still disrupt our supply chain and reduce our price competitiveness. Such developments could have a material adverse effect on our financial condition and results of operations.

We are subject to trade investigations conducted by U.S. authorities over Colombian products that may result in additional duties for our products.

In 2024 a coalition of U.S. producers of aluminum extrusions filed a petition with U.S. trade authorities requesting the imposition of anti-dumping duties against imports of aluminum extrusions from Colombia. As we are the main extruder of aluminum in Colombia, we volunteered as a mandatory respondent in the investigation and provided certain requested information. As a result of this investigation, imports of some of our goods which are considered subject merchandise were subject to anti-dumping duties, until the International Trade Commission concluded in October 21, 2024 that American Aluminum producers were not being harmed and revoked said anti-dumping duty which as of today remain in zero.

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

Armed conflicts around the globe, including sanctions and heightened geopolitical tensions involving the United States, NATO allies and other countries, may adversely affect the results of our operations.

The Russian invasion of Ukraine starting in February 2022 has contributed to elevated global tensions and the imposition of economic sanctions and trade restrictions between the United States, the European Union and other countries.

In addition, attacks and security threats in and around the Red Sea associated with Yemen’s Houthi group, and related military tensions involving the United States and certain allies, have disrupted maritime trade and affected shipping patterns for certain carriers, including through the Suez Canal corridor, resulting in rerouting, longer transit times and increased freight costs in certain periods.

These measures, together with broader conflict-related uncertainty, can lead to severe constraints on global supply chains, raw material price increases and shortages, and higher energy costs. Disruptions in global supply chains can adversely affect our ability to manufacture and deliver products to our customers. Additionally, fluctuating foreign currency exchange rates could impact on the profitability of our foreign subsidiaries which are at the core of our business.

Geopolitical instability in the Americas may also increase regional volatility. On January 3, 2026, U.S. forces captured Venezuelan President Nicolás Maduro in a military operation, which has heightened uncertainty regarding regional stability, diplomatic relations and sanctions policy.

Colombia has experienced and continues to experience internal security issues that have had or could have a negative effect on the Colombian economy and our financial condition.

Colombia has experienced, and continues to experience, internal security challenges that could adversely affect the Colombian economy and our business, results of operations and financial condition. These challenges include the activities of illegal armed groups—including the National Liberation Army (ELN), dissident factions formerly associated with the Revolutionary Armed Forces of Colombia (FARC), paramilitary successor groups and criminal organizations involved in narcotrafficking—which in certain regions engage in intimidation, extortion, and attacks that can disrupt commerce, transportation and governmental presence. Although Colombia has implemented peace and related security initiatives over time, violence and criminal activity persist and may escalate, and the government’s evolving security strategy may affect operating conditions for businesses in Colombia. Any deterioration in security conditions could negatively affect demand in the construction industry, the safety and availability of our employees and contractors, our logistics and supply chain, and overall economic and foreign-exchange stability in Colombia.

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

Diplomatic relations with Venezuela and other neighboring countries have from time to time been tense, including due to developments along Colombia’s border with Venezuela. Political and diplomatic uncertainty in Venezuela increased following the country’s presidential election held on July 28, 2024, which produced disputed results and mixed international recognition. In addition, on January 3, 2026, U.S. forces captured Venezuelan President Nicolás Maduro in a military operation, which has contributed to heightened regional uncertainty and could affect diplomatic relations, sanctions policy, cross-border commerce, and overall economic conditions in the region. Moreover, in November 2012, the International Court of Justice placed a sizeable area of the Caribbean Sea within Nicaragua’s exclusive economic zone. As of the date of this Annual Report, Colombia continues to deem this area as part of its own exclusive economic zone. Any future deterioration in relations with Venezuela and Nicaragua may result in the closing of borders, risk of financial condition.

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

On December 13, 2022, a tax reform was enacted by means of Law 2277, which maintained corporate income tax rate at 35%, and increased income taxes to Free Trade Zones with single enterprise users and non-exporters, from 20% to 35%. We cannot predict whether Colombia will adopt additional tax reforms, surcharges, or other fiscal measures in the future, or how any such measures may be interpreted or applied to us, any of which could materially adversely affect our business, results of operations and financial condition.

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

Our operations are exposed to natural disasters and extreme weather events in Colombia, such as earthquakes, volcanic eruptions, floods, landslides, tornadoes, tropical storms and hurricanes. Climate variability, including El Niño and La Niña conditions, can contribute to higher temperatures and reduced rainfall (or, in La Niña periods, heavier rainfall), which may increase the risk of droughts, water restrictions, floods, landslides, wildfires, or other natural disasters on an equal or greater scale in the future. Because Colombia’s electricity generation relies heavily on hydropower, drought conditions may increase the risk of higher electricity costs or supply constraints. In the event of a natural disaster, our disaster recovery plans may prove to be ineffective, which could have a material adverse effect on our ability to conduct our businesses. In addition, if a significant number of our employees and senior managers were unavailable because of a natural disaster, our ability to conduct our businesses could be compromised. Natural disasters or similar events could also result in substantial volatility in our results of operations for any fiscal quarter or year.

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

Prior to August 2016, we had not paid any dividends on our ordinary shares. Since such time, we have paid regular quarterly dividends. However, the payment of dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition and limitations imposed by our outstanding indebtedness.

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

Our cybersecurity team is deeply integrated into our risk management process, led by the Director of Information and Technology and our Cybersecurity Coordinator. Since 2022, the Director has overseen the company’s cybersecurity strategy, engaging with leading vendors, participating in industry events such as CPX, and leading the 2024 security policy redesign with an external advisor. The Cybersecurity Coordinator, a certified expert in ISO27001 and ISO27032, specializes in ethical hacking, SOC management, network security, and standards compliance, ensuring a well-documented and secure cybersecurity architecture. As part of our digital asset management strategy, we are also strengthening protections against the use of unsupervised AI. We currently implement technical and regulatory blocks to prevent access to unauthorized AI platforms, while maintaining an active awareness program to educate personnel on the proper use of these tools and the cybersecurity risks associated with improper usage. Together, they periodically review and update our incident response plan, and collaborate with subject matter specialists to ensure a comprehensive approach to identifying and managing material cybersecurity threats. An established Information security committee contributes to a vigilant cybersecurity stance.

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

We own and operate a total of 6.5 million square feet of manufacturing facilities. Our main 6.1 million square foot manufacturing complex, located in Barranquilla, Colombia, houses a glass production plant, aluminum plant and window and facade assembly plant. The glass plant has nine lamination machines with independent assembly rooms, eleven specialized tempering furnaces and glass molding furnaces, a computer numerical-controlled profile bending machine, as well as a coater to produce low emissivity glass with high thermal insulation specifications using soft coat technology. The Alutions plant has an effective installed capacity of 4,100 tons per month and can create a variety of shapes and forms for windows, doors, and related products. We also own eight natural gas power generation plants, six with an aggregate capacity of 10 megawatts, and two with 4.5 megawatts capacity each, which supply the electricity requirements of the entire manufacturing complex and are supported by three emergency generators. We also own and operate a 123,399 square foot manufacturing and warehousing facility in a 215,908 square foot lot in Miami-Dade County, Florida, United States, in addition to a new 69,829 square foot operating facility from our recent Acquisition of Continental Glass Systems Real State. The facilities houses manufacturing and assembly equipment, warehouse space, and administrative and sales offices.

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

Holders

As of December 31, 2025, there were 160 holders of record of our ordinary shares. We believe our ordinary shares are held by more than 3,000 beneficial owners.

Dividends

Prior to August 2016, we had not paid any dividends on our ordinary shares. Since such time, we have paid regular quarterly dividends. We expect to pay quarterly dividends in the future. However, the payment of any future dividends will be solely at the discretion of our Board of Directors and there can be no assurance that we will continue to pay dividends in the future. The payment of dividends in the future, if any, will also be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition and limitations imposed by our outstanding indebtedness.

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

Stock performance graph

The following graph compares the cumulative total shareholder return for Tecnoglass, Inc. Ordinary Shares on a $100 investment for the last five fiscal years with the cumulative total return on a $100 investment in the SPDR S&P Homebuilders ETF Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index, the Standard & Poor’s Small Cap 600 Growth Index, which is an index of companies with similar market capitalization and the NYSE Composite Index, a broad market index. The graph assumes an investment at the close of trading on December 31, 2025, and assumes the shareholder opted for share dividends during all periods.

Repurchases

Share repurchase activity during the months of the fourth quarter of the fiscal year ended December 31, 2025, was as follows:

Periods	Total Number of Shares Purchased	Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2025
Open market and privately negotiated purchases	100	$78.13	$-	-
November 2025
Open market and privately negotiated purchases	1,296,300	$46.68	$60,492,108	-
December 2025
Open market and privately negotiated purchases	535,520	50.57	27,076,461	-

Total	1,831,920	$47.82	$87,568,569	$9,008,984

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares, which authorization was subsequently increased to up to $100 million in November 2024. On November 5, 2025, the Board of Directors approved an increase in the share repurchase authorization to $150 million. The program does not obligate the Company to acquire a minimum number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 6.	[RESERVED].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are experienced and highly skilled in the vertical integration of windows and architectural glass manufacturing, distribution, and professional fitting. Our expertise extends to the production of top-quality windows, as well as the supply of aluminum, vinyl, and other components. Our dedicated and knowledgeable team serves a diverse range of commercial and residential construction projects worldwide, guaranteeing outstanding products and seamless installation services. With a focus on innovation, combined with providing highly specified products with the highest quality standards at competitive prices, we have earned #1 spot in the Forbe’s list of America’s 100 most successful small-cap companies for 2024, and developed a leadership position in each of our core markets. In the United States, which is our largest market, we were ranked among the four largest glass fabricators serving the United States in 2023 by Glass Magazine. In addition, we believe we are the leading glass transformation company in Colombia. Our customers, which include developers, general contractors or installers for hotels, office buildings, shopping centers, airports, universities, hospitals and multi-family and residential buildings, look to us as a value-added partner based on our product development capabilities, our high-quality products and our unwavering commitment to exceptional service.

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

The majority of our products are manufactured in a 6.1 million square foot, state-of-the-art manufacturing complex in Barranquilla, Colombia that provides easy access to North, Central and South America, the Caribbean and the Pacific. Our products can be found on some of the most distinctive buildings in these regions, including the Aston Martin Residences (Miami), Miami World Tower (Miami), 3ELEVEN (New York), Raffles Hotel (Boston), Norwegian Cruise Line Terminal B (Miami), One Thousand Museum (Miami), Paramount Miami Worldcenter (Miami), Salesforce Tower (San Francisco) and AE’O Tower (Honolulu).. Our track record of successfully delivering high profile projects has earned us an increasing number of opportunities across the United States, evidenced by our expanding backlog and overall revenue growth.

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

We have a strong presence in the Florida market, which represents a substantial portion of our revenue stream and backlog. Our success in Florida has primarily been achieved through sustained organic growth, with further penetration now taking place into other highly populated areas of the United States. As part of our strategy to become a fully vertically integrated company, we have supplemented our organic growth with some acquisitions that have allowed us added control over our supply chain allowed for further vertical integration of our business and will act as a platform for our future expansion in the United States. In 2016, we completed the acquisition of ESW, which gave us control over the distribution of products into the United States from our manufacturing facilities in Colombia. In March 2017, we completed the acquisition of GM&P, a consulting and glazing installation business that was previously our largest installation customer. Most recently, on April 3, 2025, we completed the acquisition of certain assets and assume certain liabilities of Continental Glass Systems, LLC, a leading provider of architectural glass and glazing solutions in the Southeast U.S., that included manufacturing equipment, intangibles, and a strong project backlog, enhancing our U.S. presence, customer reach, and supply chain efficiency.

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

How We Generate Revenue

We are a leading manufacturer of hi-spec architectural glass and windows for the western hemisphere residential and commercial construction industries, operating through our direct and indirect subsidiaries. Headquartered in Miami, Florida,, the Company maintains its principal manufacturing operations in Colombia and operates out of approximately 6.5 million square foot vertically-integrated, state-of-the-art manufacturing and operational footprint across Colombia and the United States that provides easy access to North, Central and South America, the Caribbean, and the Pacific.

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

We sell to approximately 1,000 customers using several sales teams based out of Colombia and the United States to specifically target regional markets in South, Central and North America. The United States accounted for 94.8%, and 95.5% of our combined revenues in 2025 and 2024, respectively, while Colombia accounted for approximately 3.2% and 2.8%, and other Latin-American destinations accounted for approximately 2.0% and 1.7%, respectively.

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

We expect to benefit from growth in our largest markets in the United States by gaining market share, broadening our geographic footprint. Favorable demographics in states such as South Carolina, Florida, Texas, and North Carolina, where we have a strong presence, contribute to continued growth. According to FMI’s 2025 Building Products Market Overview, annual spending for the residential window and door market is expected to grow at a Compound Annual Growth rate of 6.2%, totaling $340 billion from 2025 to 2029, despite of current macroeconomic challenges of affordability, interest rates, and tariff uncertainties, negatively impacting the U.S. residential market as of 2025. This growth is anticipated to accelerate in 2027 and remain strong through 2029, mainly driven by high demand for energy efficient products such as vinyl. On the other hand, Nonresidential building product spending is expected to experience a total growth of 22% from 2025 to 2029, or a total projected spending of around $260 billion. Additionally, the latest Nonresidential Construction Index (NRCI) increased from 47.9 in Q4’2025, to 54.5 in Q1’2026, reflecting improved expectations of economic conditions and expanding industry opportunities from the commercial construction market for 2026. These stable to positive macro trends in our core markets and geographies combined with a lean cost structure, leave us well positioned to maintain industry leading margins and further diversify our presence into the U.S.

Liquidity

As of December 31, 2025, and December 31, 2024, we had cash and cash equivalents of approximately $100.9 million and $134.9 million, respectively. During the year ended December 31, 2025, the main source of cash was operating activities, which generated $135.8 million.

As of December 31, 2025, our liquidity position was comprised of $365 million available under committed lines of credit, in addition to a cash balance of $100.9 million. We anticipate that working capital will continue to be a net benefit to cash flow in the near future, which in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the years ended December 31, 2025, and 2024, we made investments primarily in building and construction, and machinery and equipment in the amounts of $75.3 million, and $79.6 million, respectively. We believe our investments in technology within recent years have positioned us well for continued growth given the flexibility afforded by our current installed capacity, improved profitability and enhanced cash generation in the years ahead. Recent examples of our high return investments within the last three years include:

●	Further automation of window assembly production lines, increasing efficiencies, labor and material waste costs with an estimated reduction of on-site damage by 30%;

●	Additional aluminum expansion project to increase capacity by approximately 400 tons/month;

●	Further automation of additional glass lines, increasing efficiencies on an end-to-end basis reducing lead times, headcount and on-site damage by approximately 40%;

●	Automation of three centralized aluminum warehouses for storing, sorting and delivering extrusion matrices and aluminum profiles to our internal production processes that reduce lead times for the assembly of architectural systems and reduce on-site damage to materials; one additional warehouse under construction in 2026

●	Acquiring 2.1 million square feet of land adjacent to our existing facilities for future expansion and for our sport facility complex available to factory employees;

●	Completed expansion of our architectural metal facade plant, which specializes in engineering, designing, and manufacturing tailor-made facades.

In April 2025, Tecnoglass acquired certain assets and assumed certain liabilities of Florida-based Continental Glass Systems, LLC. (“Continental”), a premier provider of innovative architectural glass and glazing solutions in the Southeast U.S. This acquisition included a manufacturing plant, various intangibles, and a substantial project backlog in both execution and pipeline phases. With annualized revenues of approximately $30 million, Continental’s production capabilities, high-quality product portfolio, and reputation for excellence strengthens Tecnoglass’ U.S. market presence, broadens its client reach, and creates synergies that reinforce Tecnoglass’ leadership position in the architectural glass industry. Additionally, the Company anticipates operational benefits as it integrates Continental’s supply chains into its existing manufacturing operations. The purchase price for the acquisition was $10,429, of which $6,841 of the purchase price was paid in cash by the Company on April 3, 2025, with the remaining amount to be payable by the Company in cash within 365 days after closing date. The total amount of acquisition-related costs was $588, which are included in the Statement of operations for the period ending December 31, 2025.

Additionally, we acquired $9.0 million and $6.4 million of property plant and equipment under credit during the twelve months ended December 31, 2025, and 2024, respectively. These investments across our vertically-integrated operations include further automating our glass and window assembly production lines, adding glass production lines, expanding our aluminum facilities, putting new vinyl windows lines to penetrate this new product segment and purchasing land to grow beyond current installed capacity.

The Company estimates that current manufacturing operating capacity has reached approximately $1.3 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Results of Operations (Amounts in thousands)

	Twelve months ended December 31,
	2025	2024	2023
Operating revenues	$983,610	$890,181	$833,265
Cost of sales	562,200	510,209	442,331
Gross profit	421,410	379,972	390,934
Operating expenses	(196,310)	(152,971)	(131,172)
Other operating income	5,641	-	-
Operating income	230,741	227,001	259,762
Non-operating income and expenses, net	3,127	5,858	5,131
Foreign currency transactions (loss)/gains	3,756	(5,665)	686
Loss on debt extinguishment	(1,380)	-	-
Interest income (expense), net and deferred cost of financing	(3,445)	(7,433)	(9 ,178)
Income tax provision	(75,726)	(63,849)	(77,904)
Equity method income	2,493	5,397	5,013
Net income	159,566	161,309	183,510
Income attributable to non-controlling interest	-	-	(628)
Income attributable to parent	$159,566	$161,309	$182,882

Comparison of years ended December 31, 2025 and December 31, 2024

Our operating revenue increased $93.4 million, or 10.5%, from $890.2 million in the year ended December 31, 2024, to $983.6 million in the year ended December 31, 2025. Strong sales during 2025 were driven by U.S. commercial and single-family residential market activity. U.S. sales increased $83.0 million, or 9.8%, from $849.9 million in 2024 to $932.9 million in 2025. U.S. Commercial market sales increased $51.7 million, or 10.8%, from $477.8 million in 2024 to $529.5 million in 2025 as we continue to execute on our growing backlog. U.S. single family residential market sales increased $31.3 million, or 8.4%, from $372.1 million in 2024 to $403.4 million in 2025 and accounted for 41.0% of total sales in the year ended December 31, 2025. Sales to Latin-American markets increased $10.4 million, or 25.8%, from $40.3 million in 2024 to $50.8 million in 2025.

Gross profit during the twelve months ended December 31, 2025, was $421.4 million, an increase of $41.4 million, or 10.9%, from $380.0 million during the twelve months ended December 31, 2024. The gross profit margin during the twelve months ended December 31, 2025, remained stable at 42.8% from 42.7% during the twelve months of 2024. During 2025, pricing action and improved operating leverage, balanced out inflationary pressures on input costs, mostly salary increases set at the beginning of the year, and rising cost of aluminum in part due to our tariff mitigation strategy. Average FX rates remained relatively stable year over year despite some short term volatility.

Operating expenses increased $43.3 million, or 28.3%, from $153.0 million to $196.3 million for the twelve months ended December 31, 2024, and 2025, respectively. The increase was mainly driven by tariffs on imports into the U.S. which generated $19.9 million expense. Additionally, the nominal increase was driven by administrative salary adjustments and higher transportation and commission expenses related to higher revenues.

During the twelve months ended December 31, 2025, the Company recorded other operating income of $5.6 million mainly related to a gain on the sale of an aircraft and the recognition of a refund related to Employee Retention Credits under government relief programs. There was no comparable income recorded during the previous year period.

During the twelve months ended December 31, 2025, and 2024, the Company recorded non-operating income of $3.1 and $5.9 million, respectively. Non-operating income for the period is comprised primarily of income from rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the Company’s direct sphere of influence.

During the twelve months ended December 31, 2025, the Company recorded a non-operating net gain of $3.8 million associated with foreign currency transactions, compared to a net loss of $5.7 million during the twelve months ended December 31, 2024.

In September 2025, the Company entered into a new Senior Secured Credit Facility to replace its prior credit agreement dated November 2021. The new facility transitions the Company from a term-loan-plus-revolver structure to a fully committed revolving facility and (i) increases total committed borrowing capacity from $150 million to $500 million, (ii) reduces borrowing costs by approximately 25 basis points, and (iii) extends the initial maturity date by five years to December 2030. Borrowings under the new facility bear interest at the Secured Overnight Financing Rate (SOFR) with no floor, plus a spread of 1.25%, based on the Company’s net leverage ratio. The effective interest rate for this facility, including deferred issuance costs, is 6.98% as of December 31, 2025. In connection with the establishment of the new facility, the Company incurred total costs and fees of $2,783 which were capitalized as deferred financing costs.

The transaction was accounted for as a debt extinguishment in accordance with ASC 470-50. As a result, the Company recognized a loss on extinguishment of debt of $1,380, representing the write-off of the remaining unamortized deferred financing costs related to the prior credit facilities and termination costs associated with closing the previous facility.

Interest expense and deferred cost of financing decreased by $0.5 million, or 7.2%, to $6.9 million for the twelve months ended December 31, 2025, primarily reflecting the discontinuation of hedge accounting for the Company’s interest rate swap contracts upon the extinguishment of the prior credit facility and issuance of the new revolving facility. Following this discontinuation, the periodic settlements and fair value changes of these swaps are now recognized within Interest income (expense), net and deferred cost of financing on the Consolidated Statement of Operations and Comprehensive Income. During the twelve months ended December 31, 2025, the Company recorded a gain of $3.3 million related to derivative financial instruments.

The effective income tax rate of 32.2% and 28.4% for the years ended December 31, 2025 and 2024. Our effective rate generally reflects a blended statutory rate, primarily driven by the 35% corporate tax rate in Colombia, where most of our manufacturing operations are located, and the 21% U.S. federal statutory rate.

As a result of the foregoing, the Company recorded a net income for the year ended December 31, 2025 of $159.6 million, compared to $161.3 million for the year ended December 31, 2024.

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

Cash Flow from Operations, Investing and Financing Activities

During the years ended December 31, 2025 and 2024, operating activities generated approximately $135.8 million and $170.5 million, respectively. The strong cashflow from operations during the year ended December 31, 2025, was mainly associated with our industry leading profitability and effective working capital management, partially offset by incremental input costs and tariff expenses in 2025.

The main sources of operating cash during the year ended December 31, 2025, were contract assets and liabilities, and trade accounts payable and accrued expenses. Contract assets and liabilities generated $31.4 million during the fiscal year ended December 31, 2025, mostly due to an increase in billings in excess of costs, as large commercial jobs are being executed, and large projects from our backlog are starting operations; compared to $14.3 million generated during the twelve months ended December 31, 2024. In addition, trade accounts payable and accrued expenses generated $8.1 million during the fiscal year ended December 31, 2025, related to higher payables due to our higher raw material purchases as we procure a stock of U.S. sourced aluminum as part of our tariff mitigation strategy, compared with $14.7 million during the fiscal ended December 31, 2024. In direct relation to that, the largest use of cash in operating activities was the purchase of inventories, which used $45.1 million during the twelve months ended December 31, 2025, in contrast to $2.9 million used during the prior year period.

We used $87.5 million and $77.3 million in investing activities during the twelve months ended December 31, 2025, and 2024, respectively. During the year ended December 31, 2025, we paid $101.3 million to acquire property plant and equipment, which is partially offset by $12.3 million sale of property, plant and equipment. This included scheduled payments on previous investments to increase capacity and efficiency, as well as $15.0 million of real estate in south Florida. Additionally, we spent $6.8 million to acquire certain assets and assume certain liabilities of Continental Glass Systems, LLC, a leading provider of architectural glass and glazing solutions in the Southeast U.S., that included manufacturing equipment, intangibles, and a strong project backlog, enhancing our U.S. presence, customer reach, and supply chain efficiency. The price of this purchase was $10.4 million, of which $3.6 million remains to be paid in the short term. During the twelve months ended December 31, 2024, we used $79.6 million for the acquisition of property and equipment.

Financing activities reflected gross debt proceeds of $176.0 million and repayments of $114.4 million, primarily related to the replacement of the Company’s prior credit facility with a new $500 million revolving facility in September 2025. The transaction was accounted for as a debt extinguishment under ASC 470-50, resulting in the recognition of $1.0 million in deferred financing costs associated with the new facility, which extends the maturity to December 2030 and provides increased borrowing capacity and enhanced financial flexibility.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2025 or 2024.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. Some of our subsidiaries’ operations are based in Colombia and primarily transact business in local currency. Approximately 3.2% of our consolidated revenues and 25% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, as our costs and expenses in Colombian Pesos exceed, a 5% appreciation of the Colombian Peso relative to the U.S. Dollar would result in our annual revenues increasing by $1.7 million and our costs and expenses increasing by approximately $11.1 million, resulting in a $9.4 million decrease to net earnings based on results for the twelve months ended December 31, 2025.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in U.S. Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in U.S. Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. U.S. Dollar denominated monetary liabilities exceed their monetary assets by $43.9 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.4 million recorded in the Company’s Consolidated Statement of Operations as of December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of December 31, 2025, in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2025, based on criteria set forth in the “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

Management has excluded Contiglass Asset Acquisition, LLC (“Contiglass”) from its assessment of internal control over financial reporting as of December 31,2025, because it was acquired by the Company in a purchase business combination on April 3, 2025. Contiglass is a wholly owned subsidiary of the Company whose total assets and total revenues excluded from management’s assessment represent 1.9% and less than 1.5%, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2025.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PwC Contadores y Auditores S.A.S, an independent registered public accounting firm, as stated in their report, which appears herein.

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

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José M. Daes	66	Chief Executive Officer and Director
Christian T. Daes	62	Chief Operating Officer and Director
Santiago Giraldo	50	Chief Financial Officer
Luis Fernando Castro Vergara	59	Director
Anne Louise Carricarte	59	Director
Julio A. Torres	59	Director
Carlos Alfredo Cure Cure	82	Director
Jon Paul Perez	41	Director

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

Jon Paul “JP” Pérez has served on our board of directors since February 2025. Mr. Pérez has served as President of Related Group, a leading Florida-based developer specializing in sophisticated metropolitan living and one of the country’s largest real estate conglomerates, since October 2020. Since joining Related Group in 2012, he has overseen the development of thousands of market[1]rate rental and luxury condominium units. Prior to his tenure at Related Group, Mr. Pérez worked for The Related Companies of New York from 2007 to 2012, where he managed all facets of the development process for over 900 units, including financial modeling, design programming, and construction management. Additionally, he is a board member of Big Brothers Big Sisters of Miami, advisory board member of SEO Scholars Miami and actively participates as a United Way Young Leader. Mr. Pérez holds a B.S. in Business Administration from the University of Miami and an MBA from the Kellogg School of Management at Northwestern University.

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

Audit Committee and Financial Expert

We have a standing audit committee of the board of directors, which consisted of Carlos Cure, Luis Fernando Castro and Julio Torres, with Carlos Cure serving as chairman. Each of the members of the audit committee is independent under the applicable NYSE listing standards.

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

Consideration of Shareholder Advisory Votes on Executive Compensation

We also take into consideration our most recent shareholder advisory vote (a “Say on Pay Advisory Vote”) on executive compensation, as required by Section 14A of the Securities Exchange Act of 1934. In the last advisory vote, conducted at our annual general meeting on December 19, 2025, our compensation program was approved on an advisory basis by over 67% of the shareholders who submitted a vote thereabout. We consider this to be a strong validation that our pay practices are firmly aligned with our shareholders’ best interests. In accordance with the shareholder vote held at our 2025 annual general meeting, we conduct a Say on Pay Advisory Vote every three years. The next will be at our 2028 annual general meeting.

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

Summary Compensation Table

The following table summarizes the total compensation for the years ended December 31, 2025, 2024 and 2023, of each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Other	Total (1)
Jose M. Daes (2)	2025	$3,822,080	$1,248,832	$-	$5,070,912
Chief Executive Officer	2024	$3,292,800	$1,152,480	$-	$4,445,280
	2023	$2,940,000	$1,029,000	$-	$3,969,000
Christian T. Daes (3)	2025	$3,822,080	$1,248,832	$-	$5,070,912
Chief Operating Officer	2024	$3,292,800	$1,152,480	$-	$4,445,280
	2023	$2,940,000	$1,029,000	$-	$3,969,000
Santiago Giraldo	2025	$731,808	$292,723	$-	$1,024,531
Chief Financial Officer	2024	$665,280	$232,848	$-	$898,128
	2023	$594,000	$207,900	$-	$801,900
Carlos Amin	2025	$293,750	$-	$1,114,583	$1,408,333
Vicepresident of Sales	2024	$225,000	$-	$1,426,545	$1,651,545
	2023	$225,000	$-	$1,416,989	$1,641,989
Samir Amin	2025	$293,750	$-	$1,112,068	$1,405,818
Vicepresident of Operations and	2024	$225,000	$-	$1,426,545	$1,651,545
Logistics	2024	$225,000	$-	$1,426,545	$1,651,545

(1)	During the period covered by the table, we did not issue any stock awards, option awards, non-equity incentive plan compensation, or other compensation, nor did any of the named executive officers experience any change in pension value and nonqualified deferred compensation earnings.

(2)	Mr. Daes also serves as chief executive officer of ES.

(3)	Mr. Daes also serves as chief executive officer of TG.

Compensation Arrangements with Named Executive Officers

On November 5, 2025, our compensation committee recommended, and on February 25, 2026, our Board approved, the following compensation arrangements for 2026 for each of Messrs. Daes, Daes, and Giraldo: (i) with respect to each of Messrs. Daes and Daes, a base salary of $4,075,515 plus a bonus of up to $1,628,206; and (ii) with respect to Mr. Giraldo, a base salary of $779,376 and a performance bonus of up to $311,750 per year. Each of the bonuses will be based on our 2026 financial performance and achievement of certain to-be-agreed upon targets throughout the year.

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

Pay Versus Performance

			Average Summary	Average	Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Compensation Table Total for Non-PEO NEOs ($) (2)	Compensation Actually Paid to Non-PEO NEOs ($)(2)*	On Total Shareholder Return ($)	Peer Group Total Shareholder Return	Net Income ($)	Operating Income
2025	5,070,912	5,070,912	3,030,844	3,030,844	167.61	170.69	159,566,000	231,617,000
2024	4,445,280	4,445,280	2,671,704	2,671,704	262.18	173.24	161,309,000	227,001,000
2023	3,969,000	3,969,000	2,385,450	2,385,450	149.91	158.59	183,000,000	259,804,000

(1) For each of the years presented in the table, our principal executive officer (PEO) is our Chief Executive Officer, Jose M. Daes.

(2) For each of the years presented in the table, our non-principal executive officers (non-PEOs) are Christian T. Daes and Santiago Giraldo.

Pay Ratio Disclosures

The following pay ratio information is provided in accordance with the requirements of Item 402(u) of Regulation S-K of the Exchange Act.

For fiscal 2025, the Company’s last completed fiscal year:

●	the median of the annual total compensation of all employees of the Company (other than the Chief Executive Officer) was $5,687; and
●	the annual total compensation of the Company’s Chief Executive Officer, Jose M. Daes, was $5,070,912.

Based on this information, the ratio for 2025 of the annual total compensation of the Chief Executive Officer to the median of the annual total compensation of all employees is 892 to 1.

The following steps were taken to determine the total annual compensation of the median employee and the Chief Executive Officer:

●	As of December 31, 2025, the employee population consisted of approximately 9,601 individuals, including full time, part time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with calendar year end and allowed identification of employees in a reasonably efficient manner.
●	For purposes of identifying the median employee from our employee population base, wages from our internal payroll records for the twelve-month period ended December 31, 2025, were used. These wages were consistent with amounts reported to taxation authorities for fiscal 2024. Consistent with the calculation of the Chief Executive Officer’s annual compensation, other elements of employee compensation were considered and added, if applicable when calculating the annual total compensation for all employees.
●	In addition, the compensation of approximately 1,511 full time employees who were hired during 2024 and employed on December 31, 2025, was annualized. We had no part time employees.
●	The median employee was identified using this compensation measure and methodology, which was consistently applied to all employees. The amounts reported in the 2025 Summary Compensation Table for named executive officers was used for the total annual compensation of the Chief Executive Officer. The salary amount reported in this table was annualized to reflect a full year’s compensation for the purpose of calculating the pay ratio disclosure.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2025, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our executive officers.

Pension Benefits

As of December 31, 2025, we had not granted any pension benefits to any of our executive officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

As of December 31, 2025, we did not have any nonqualified defined contribution or other nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change-in-Control

As of December 31, 2025, none of our executive officers are entitled to payments or the provision of other benefits such as perquisites and health care benefits in connection with a termination or change-in-control.

Director Compensation

Each of our non-employee directors receives cash compensation of $96,426 each year. Additionally, our chairman of the Audit Committee and each other member of our Audit Committee receives additional cash compensation of $51,072 and $16,162, respectively, for serving on our Audit Committee. Our Chairman of the Compensation Committee and our Chairman of the Nominating & Governance Committee receive a compensation of $ 32,378. Employee directors do not receive cash compensation for their service as directors.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2025.

Name	Fees earned or paid in cash	Stock Awards	Total
Carlos Cure	$163,660	-	$163,660
Luis Fernando Castro Vergara	$144,966	-	$144,966
Julio A. Torres	$128,750	-	$128,750
Jon Paul Perez	$112,588	-	$112,588
Anne Louise Carricarte	$144,966	-	$144,966

(1)	To date, we have not compensated our directors with stock awards, option awards, non-equity incentive plan compensation, pension value, nonqualified deferred compensation earnings or other compensation.

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

The table and accompanying footnotes set forth certain information based on public filings or information known to Tecnoglass as of December 31, 2025, with respect to the ownership of our ordinary shares by:

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

	Amount and		Approximate
	Nature		Percentage of
	of Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership

Directors and Named Executive Officers

Jose M. Daes	-	(2)	-
Chief Executive Officer and Director
Christian T. Daes	-	(2)	-
Chief Operating Officer and Director
Carlos Cure Cure	-		-
Director
Luis F. Castro Vergara	-		-
Director
Jon Paul Perez	-	(3)	-
Director
Julio A. Torres	-		-
Director
Anne Louise Carricarte	-		-
Director
Santiago Giraldo	563		*
Chief Financial Officer
All directors and executive officers as a group (8 persons)	563		*
Five Percent Holders:
Energy Holding Corporation	19,739,485	(4)	44.1%

FMR LLC	6,853,237	(5)	15.3%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia.

(2)	Does not include shares held by Energy Holding Corporation, in which this person has an indirect ownership interest.

(3)	Joaquin Fernandez and Alberto Velilla Becerra are the directors of Energy Holding Corporation and may be deemed to share voting and dispositive power over such shares.

(4)	Represents shares held by FMR LLC, certain of its subsidiaries and affiliates including FIAM LLC, Fidelity Institutional Asset Management Trust Company, Fidelity Management & Research Company LLC, Fidelity Management Trust Company and Strategic Advisers LLC. Abigail P. Johnson is a director, the chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The business address of FMR is 245 Summer Street, Boston, MA 02210. Information derived from a Schedule 13G/A filed on November 4, 2025.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	1,593,917	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,593,917

(1) On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan. Under this plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2025, no awards had been made under the 2013 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. We sold $1.1 million, $1,1 million, and $0.8 million to Alutrafic during fiscal years 2025, 2024, and 2023, respectively. We had outstanding accounts receivable from Alutrafic for $0.5 million and $0.6 million as of December 31, 2025, and December 31, 2024, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the years ended December 31, 2025, 2024, and 2023, we made charitable contributions for $4.6 million, $3.4 million, and $3.3 million respectively.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC a distributer and installer of architectural systems in Florida that. is owned and controlled by family members of Christian Daes, the Company’s COO. We sold $2.0 million, $1.2 million, and $0.8 million to Prisma-Glass LLC during fiscal years 2025, 2024, and 2023, respectively, and had outstanding accounts receivable of $0.4 million, and $0.4 million as of December 31, 2025 and 2024, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located near our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively. During the years ended December 31, 2025, 2024, and 2023, we purchased $1.0 million, $1.2 million, and $1.3 million, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. We sold $1.0 million, $0.8 million, and $0.6 million, to Avanti during fiscal years 2025, 2024, and 2023, respectively, and had outstanding accounts receivable from Avanti for $0.4 million and $0.3 million as of December 31, 2025, and 2024, respectively.

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

In the ordinary course of business, we purchased $41.3 million, $31.3 million, and $32.0 million, from Vidrio Andino in 2025, 2024, and 2023, respectively. As of December 31, 2025, and 2024, we had outstanding payables to Vidrio Andino for $5.7 million and $5.7 million, respectively. We recorded equity method income of $2.7 million, $5.4 million, and $5.0 million, on our Consolidated Statement of Operations during the years ended December 31, 2025, 2024, and 2023, respectively. We received a dividend payment of $8.9 million and $2.7 million from Vidrio Andino During the years ended December 31, 2025 and 2024, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $0.8 million and $0.7 million as of December 31, 2025, and December 31, 2024, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

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

Item 14.	Principal Accountant Fees and Services.

The following fees were paid to PwC for services rendered in years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$947,664	$910,942
Audit-Related Fees(2)	-	47,500
All Other Fees(3)	1,245	1,245
Total Fees	$948,909	$959,687

(1)	Audit fees consist of fees paid for professional services by PwC for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2025, and 2024, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by PwC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”.

(3)	Other fees represent fees billed for professional services rendered by PwC in connection with subscription to information services and training. The Company was not billed for any fees billed in either of the last two fiscal years for professional services rendered by PwC for tax compliance, tax advice, and tax planning. Such “Tax Fees” would have been reported in the table above if any.

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

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2026.

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

Name	Title	Date

/s/ Jose M. Daes	Chief Executive Officer	March 2, 2026
Jose M. Daes	(Principal Executive Officer)

/s/ Christian T. Daes	Chief Operating Officer	March 2, 2026
Christian T. Daes

/s/ Santiago Giraldo	Chief Financial Officer	March 2, 2026
Santiago Giraldo	(Principal Financial and Accounting Officer)

/s/ Carlos A. Cure	Director	March 2, 2026
Samuel R. Azout

/s/ Luis Fernando Castro	Director	March 2, 2026
Luis Fernando Castro

/s/ Anne Louise Carricarte	Director	March 2, 2026
Anne Louise Carricarte

/s/ Julio A. Torres	Director	March 2, 2026
Julio A. Torres

/s/ Jon Paul Perez	Director	March 2, 2026
Jon Paul Perez

Tecnoglass Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tecnoglass Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tecnoglass Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Contiglass Asset Acquisition, LLC from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Contiglass Asset Acquisition, LLC from our audit of internal control over financial reporting. Contiglass Asset Acquisition, LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1.9% and less than 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue Recognition – Estimated Costs to Complete Fixed Price Contracts

As described in notes 2 and 6 to the consolidated financial statements, $263.6 million of the Company’s total revenues for the year ended December 31, 2025 was generated from fixed price contracts. For the Company’s fixed price contracts, revenues are recognized using the cost-to-cost method, measured mainly by the percentage of costs incurred to date to total estimated costs for each contract. As disclosed by management, the Company generally uses the cost-to-cost method to measure progress for its contracts, which occurs as the Company incurs costs on the contracts. Under the cost-to-cost method, sales are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods. Due to the nature of the work required to be performed, management’s estimation of costs at completion requires judgment based on reasonable estimations. Management has disclosed that, while there are various factors that can affect the accuracy of cost estimates related to the revision of the proper allocation of indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time.

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

March 2, 2026

We have served as the Company’s auditor since 2014.

Tecnoglass Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$100,901	$134,882
Investments	3,150	2,645
Trade accounts receivable, net	239,448	202,915
Due from related parties	2,002	2,674
Inventories	213,524	139,642
Contract assets – current portion	31,809	22,920
Other current assets	62,724	54,332
Total current assets	$653,558	$560,010
Long-term assets:
Property, plant and equipment, net	$476,159	$344,433
Long term accounts receivable	1,730	-
Deferred income taxes	1,257	285
Contract assets – non-current	20,506	15,208
Intangible assets	12,959	4,389
Goodwill	30,059	23,561
Equity method investment	57,443	63,264
Other long-term assets	6,721	5,498
Total long-term assets	606,834	456,638
Total assets	$1,260,392	$1,016,648
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$427	$1,087
Trade accounts payable and accrued expenses	127,228	98,843
Due to related parties	10,881	9,864
Dividends payable	6,730	7,074
Contract liability – current portion	149,442	97,979
Other current liabilities	57,038	50,979
Total current liabilities	$351,746	$265,826
Long-term liabilities:
Deferred income taxes	$22,404	$11,419
Contract liability – non-current	1,988	-
Long-term debt	171,202	108,220
Total long-term liabilities	195,594	119,639
Total liabilities	$547,340	$385,465
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and December 31, 2024 respectively	$	$-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,389,146 shares issued, and 44,737,726 shares outstanding at December 31, 2025; and, 46,991,558 shares issued and outstanding at December 31, 2024	5	5
Treasury stock	(79,218)	-
Legal Reserves	1,458	1,458
Additional paid-in capital	153,358	192,094
Retained earnings	670,558	538,787
Accumulated other comprehensive (loss)	(33,109)	(101,161)
Shareholders’ equity attributable to controlling interest	713,052	631,183
Total liabilities and shareholders’ equity	$1,260,392	$1,016,648

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Operating revenues:
External customers	$979,211	$887,067	$830,879
Related parties	4,399	3,114	2,386
Total operating revenues	983,610	890,181	833,265
Cost of sales	562,200	510,209	442,331
Gross profit	421,410	379,972	390,934
Operating expenses:
Selling expense	(105,428)	(81,298)	(68,061)
General and administrative expense	(90,882)	(71,673)	(63,111)
Total operating expenses	(196,310)	(152,971)	(131,172)
Other operating income	5,641	-	-
Operating income	230,741	227,001	259,762
Non-operating income, net	3,127	5,858	5,131
Foreign currency transactions gains/(loss)	3,756	(5,665)	686
Loss on debt extinguishment	(1,380)	-	-
Interest expense and deferred cost of financing	(3,445)	(7,433)	(9,178)
Equity method income	2,493	5,397	5,013
Income before taxes	235,292	225,158	261,414
Income tax provision	(75,726)	(63,849)	(77,904)
Net income	$159,566	$161,309	$183,510
Income attributable to non-controlling interest	-	-	(628)
Income attributable to parent	$159,566	$161,309	$182,882
Basic income per share	$3.42	$3.43	$3.85
Diluted income per share	$3.42	$3.43	$3.85
Basic weighted average common shares outstanding	46,678,093	46,996,168	47,508,980
Diluted weighted average common shares outstanding	46,678,093	46,996,168	47,508,980
Other comprehensive income:
Foreign currency translation adjustments	72,157	(53,167)	63,058
Change in fair value derivative contracts	(4,105)	(2,131)	(2,734)
Other Comprehensive Income (loss)	68,052	(55,298)	60,324
Total Comprehensive income	$227,618	$106,011	$243,834
Income attributable to non-controlling interest	-	-	(628)
Total comprehensive income attributable to parent	$227,618	$106,011	$243,206

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Ordinary Shares, $0.0001 Par Value		Treasury Stock		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’	Non- Controlling	Total Shareholders’ Equity and Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity	Interest	Interest
Balance at December 31, 2022	47,674,773	5	-	-	219,290	1,458	234,254	(106,187)	348,820	1,505	350,325

Dividend (0.36 per share)	-	-	-	-	-	-	(17,101)	-	(17,101)	-	(17,101)

Share Repurchase	(678,065)	-	-	-	(23,537)	-	-	-	(23,537)	-	(23,537)

Non-controlling interest Purchase	-	-	-	-	(3,368)	-	-	-	(3,368)	(2,133)	(5,501)

Derivative financial instruments	-	-	-	-	-	-	-	(2,734)	(2,734)	-	(2,734)

Foreign currency translation	-	-	-	-	-	-	-	63,058	63,058	-	63,058

Net income	-	-	-	-	-	-	182,882	-	182,882	628	183,510

Balance at December 31, 2023	46,996,708	5	-	-	192,385	1,458	400,035	(45,863)	548,020	-	548,020

Dividend (0.44 per share)	-	-	-	-	-	-	(22,557)	-	(22,557)	-	(22,557)

Share Repurchase	(5,150)	-	-	-	(291)	-	-	-	(291)	-	(291)

Derivative financial instruments	-	-	-	-	-	-	-	(2,131)	(2,131)	-	(2,131)

Foreign currency translation	-	-	-	-	-	-	-	(53,167)	(53,167)	-	(53,167)

Net income	-	-	-	-	-	-	161,309	-	161,309	-	161,309

Balance at December 31, 2024	46,991,558	5	-	-	192,094	1,458	538,787	(101,161)	631,183	-	631,183

Dividend (0.60 per share)	-	-	-	-	-	-	(27,795)	-	(27,795)	-	(27,795)

Share Repurchase	(602,412)	-	-	-	(38,736)	-	-	-	(38,736)	-	(38,736)

Treasury stock		-	1,651,420	(79,218)	-	-	-	-	(79,218)	-	(79,218)

Derivative financial instruments	-	-	-	-	-	-	-	(4,105)	(4,105)	-	(4,105)

Foreign currency translation	-	-	-	-	-	-	-	72,157	72,157	-	72,157

Net income	-	-	-	-	-	-	159,566	-	159,566	-	159,566

Balance at December 31, 2025	46,389,146	5	1,651,420	(79,218)	153,358	1,458	670,558	(33,109)	713,052	-	713,052

The accompanying notes are an integral part of these consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$159,566	$161,309	$183,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,606	857	2,809
Provision for obsolete inventory	116	98	67
Depreciation and amortization	36,765	26,470	21,878
Deferred income taxes	7,623	(1,870)	8,345
Equity method income	(2,493)	(5,397)	(5,013)
Gain on disposal of assets	(4,078)
Deferred cost of financing	935	1,214	1,243
Other non-cash adjustments	338	34	120
Loss on debt extinguishment	1,327	-	-
Realized gain on derivative instruments	(2,070)	-	-
Unrealized currency translation losses	(22,505)	11,984	(25,854)
Changes in operating assets and liabilities:
Trade accounts receivable	(25,348)	(44,388)	(780)
Inventories	(45,083)	(2,880)	(522)
Prepaid expenses	(4,223)	(4,017)	(2,849)
Other assets	(5,877)	(2,996)	(27,547)
Other liabilities	(92)	94	(62)
Trade accounts payable and accrued expenses	8,124	14,661	(17,429)
Taxes payable	(3,805)	(4,344)	(12,851)
Labor liabilities	1,884	1,090	1,109
Contract assets and liabilities	31,362	14,322	13,871
Related parties	683	4,291	(1,218)
CASH PROVIDED BY OPERATING ACTIVITIES	$135,755	$170,532	$138,827
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition	(6,841)	-	-
Sale of property and equipment	12,312	-	-
Dividends received	8,914	2,703	2,282
Purchase of investments	(677)	(429)	(339)
Acquisition of property and equipment	(101,262)	(79,563)	(77,960)
CASH USED IN INVESTING ACTIVITIES	$(87,554)	$(77,289)	$(76,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(28,127)	(19,743)	(16,427)
Share Repurchases	(117,954)	(291)	(23,537)
Deferred financing costs and debt issuance fees	(1,045)	-	-
Non controlling interest purchase	-	(2,500)	(3,000)
Proceeds from debt	175,965	2,532	196
Repayments of debt	(114,365)	(64,547)	-
CASH USED IN FINANCING ACTIVITIES	$(85,526)	$(84,549)	$(42,768)
Effect of exchange rate changes on cash and cash equivalents	$3,344	$(3,320)	$5,795
NET (DECREASE) INCREASE IN CASH	(33,981)	5,374	25,837
CASH – Beginning of period	134,882	129,508	103,671
CASH – End of period	$100,901	$134,882	$129,508
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,603	$9,977	$11,624
Income Tax	$76,110	$86,602	$107,150
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$8,988	$6,410	$9,311
Unpaid portion of non-controlling interest purchase	$-	$-	$2,500
Account payable for business acquisition	3,588	-	-

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

Principles of Consolidation

These audited consolidated financial statements consolidate Tecnoglass, its subsidiaries Tecnoglass S.A.S (“TG”), C.I. Energía Solar S.A.S E.S. Windows (“ES”), ES Windows LLC (“ESW LLC”), Tecnoglass LLC, Tecno RE LLC, Tecnoglass Armour, LLC, GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), Ventanas Solar S.A (“VS”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less. As of December 31, 2025, and 2024, cash and cash equivalents were primarily comprised of deposits held in operating accounts in the United States, and to a lesser amount, Colombia, and Panama. As of December 31, 2025, and 2024 the Company had no restricted cash.

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

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. While there are various factors that can affect the accuracy of cost estimates related to the revision of the proper allocation of indirect labor and indirect material costs to each project, such estimates are made based on the most updated historical information and margins of those indirect costs over the associated revenues and on all relevant information associated with each specific project at any point in time. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The Company recognizes a liability for non-recurring obligations as situations considering that projects actual costs are usually adjusted to estimated costs. The Company did not recognize sales for performance obligations satisfied in prior periods during year ended December 31, 2025.

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

Product Warranties

The Company offers product warranties in connection with the sale and installation of its products that are competitive in the markets in which the products are sold. Standard warranties depend upon the product and service and are generally from five to ten years for architectural glass, curtain wall, laminated and tempered glass, window and door products. Warranties are not priced or sold separately and do not provide the customer with services or coverages in addition to the assurance that the product complies with original agreed-upon specifications. Claims are settled by replacement of the warranty products. The cost associated with product warranties was $1,410, $2,597, and $1,860, during the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2025, 2024, and 2023, amounted to approximately $2,612, $2,502, and $2,250, respectively.

Employee Benefits

The Company provides benefits to its employees in accordance with Colombian labor laws. Employee benefits do not give rise to any long-term liability.

Income Taxes

The Company’s operations in Colombia are subject to the taxing jurisdiction of the Republic of Colombia. Tecnoglass LLC, Tecnoglass RE LLC, GM&P, and ESW LLC are U.S. entities based in Florida, and are subject to the taxing jurisdiction of the United States. VS is subject the taxing jurisdiction in the Republic of Panama. Tecnoglass is subject to the taxing jurisdiction of the Cayman Islands. Annual tax periods prior to December 2016 are no longer subject to examination by taxing authorities in Colombia.

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

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270)”. The Board is issuing amendments in this Update to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting 3 periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the potential effect of this ASU on its interim consolidated financial statements

In November 2025, the FASB issued ASU 2025-09 “Derivative and Hedging (Topic 815)”. Consistent with the original objective of Update 2017-12, the objective of this Update is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments included in the five issues addressed in this Update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The five issues addressed are: Issue 1: Similar Risk Assessment for Cash Flow Hedges, Issue 2: Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments, Issue 3: Cash Flow Hedges of Nonfinancial Forecasted Transactions, Issue 4: Net Written Options as Hedging Instruments and Issue 5: Foreign-Currency-Denominated Debt Instrument as Hedging Instrument and Hedged Item (Dual Hedge). For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 “Intangibles-Goodwill and other-Internal-Use Software (Subtopic 350-40)”. The Board is issuing this Update to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). Feedback from preparer and practitioner stakeholders on the 2021 FASB Invitation to Comment, Agenda Consultation, indicated that the accounting for software costs should be a top priority for the Board. Considering this feedback, the Board decided to make targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software development. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods 4 within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

Accounting Standards Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The Board is issuing the amendments in this Update to enhance the transparency and decision usefulness of income tax disclosures. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) indicated that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company prospectively adopted this standard effective January 1, 2025. For further information, refer to Note 15- Income Taxes.

Note 3. Acquisitions

Contiglass Asset Acquisition, LLC

In April 3, 2025, Tecnoglass acquired certain assets and assumed liabilities of Florida-based Continental Glass Systems, LLC., a premier provider of innovative architectural glass and glazing solutions in the Southeast U.S., to create wholly owned Contiglass Asset Acquisition, LLC (“Contiglass”). This acquisition included a manufacturing plant, various intangibles, and a substantial project backlog in both execution and pipeline phases. This transaction is considered a business combination under U.S. GAAP. Continental’s production capabilities, high-quality product portfolio, and reputation for excellence strengthens Tecnoglass’ U.S. market presence, broadens its client reach, and creates synergies that reinforce Tecnoglass’ leadership position in the architectural glass industry. Additionally, the Company anticipates operational benefits as it integrates Continental’s supply chains into its existing manufacturing operations.

The purchase price for the acquisition was $10,429, of which $6,588 of the purchase price was paid in cash by the Company on April 3, 2025. Post-acquisition working capital adjustment of $253 was paid 45 days after transaction closing date, with the remaining amount to be payable by the Company in cash within 365 days after closing date. The total amount of acquisition-related costs was $588, which are included within general and administrative expenses in the Statement of operations for the period ending December 31|, 2025.

The total purchase price is $10,429. Under ASC 805, a company can apply measurement period adjustments during the twelve-month period after the date of acquisition. During this period, the acquirer may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values. The allocation of the purchase price was based on management’s judgment after evaluation of several factors, including a preliminary valuation assessment. Finalization of the analysis has not been completed and could result in measurement periods adjustments that could change the composition of current assets, fixed assets, intangible assets, goodwill, and liabilities. Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the preliminary purchase price allocation:

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

The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed were recorded as goodwill. The identifiable intangible asset subject to amortization was the tradename, backlog of projects, and certain Notice of Acceptance and Florida Building Code permits, which have a remaining useful life of two to five years. See Note 11 – Goodwill and Intangible Assets for additional information.

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

	Pro-Forma	Pro-Forma
	Twelve months	Twelve months
	Ended	Ended
	December 31, 2025	December 31, 2024
Pro Forma Results
Net sales	$987,996	$917,544

Net income	$157,452	$154,413

Contiglass Asset Acquisition, LLC, contributed revenues of $14.5 million and a loss of $2.7 million to The Company for the period from April 3, 2025, to December 31, 2025.

Note 4. Long Term Investments

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

In June of 2025 the Group entered into a partnership with the company Storm Armour, LLC to create the newco named Storm Armour Solutions, LLC which has the purpose of participating in the sale, sublicensing, and distribution of licensed products in the areas of influence, under a licensing agreement. To join this business Tecno Inc created a wholly owned subsidiary named Tecnoglass Armour, LLC, a Limited Liability Company based in the Florida State. Tecnoglass Armour, LLC has a 60% of the capital contribution of Storm Armour Solutions, LLC.

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

	Twelve months ended December 31,
	2025	2024	2023
Colombia	$31,691	$25,025	$25,103
United States	932,931	849,904	795,063
Panama	760	1,158	1,382
Other	18,228	14,094	11,717
Total revenues	$983,610	$890,181	$833,265

The following table presents revenues from external customer by product groups.

	Years ended December 31,
	2025	2024	2023
Glass and framing components	$61,407	$80,179	$81,497
Windows and architectural systems	922,203	810,002	751,768
Total revenues	$983,610	$890,181	$833,265

During the year ended December 31, 2025, 2024, and 2023, no single customer accounted for more than 10% of our revenues.

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

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The Company’s long-lived assets are distributed geographically as follows:

	Year ended December 31,
	2025	2024
Colombia	$432,942	$384,090
Panamá	-	20
United States	172,635	72,243
Total long-lived assets	$605,577	$456,353

Note 6. Revenue Disaggregation, Contract Assets and Contract liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.

	Years ended December 31,
	2025	2024	2023
Fixed price contracts	$263,577	$161,959	$128,292
Product sales	720,033	728,222	704,973
Total revenues	$983,610	$890,181	$833,265

The table below presents revenues distribution by end-market.

	Years ended December 31,
	2025	2024	2023
Commercial	$580,191	$518,067	$497,855
Residential	403,419	372,114	335,410
Total Revenues	$983,610	$890,181	$833,265

Remaining Performance Obligations

As of December 31, 2025, the Company had $912.2 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude letters of intent, unexercised contract options, verbal commitments, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within two years, of which $492.9 million are expected to be recognized during the year ended December 31, 2026, $354.8 million during the year ended December 31, 2027, and $64.5 million thereafter.

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

The table below presents the components of net contract assets (liabilities).

	December 31, 2025	December 31, 2024
Contract assets — current	$31,809	$22,920
Contract assets — non-current	20,506	15,208
Contract liabilities — current	(149,442)	(97,979)
Contract liabilities — non-current	(1,988)	-
Net contract liabilities	$(99,115)	$(59,851)

The components of contract assets are presented in the table below.

	December 31, 2025	December 31, 2024
Unbilled contract receivables, gross	$9,084	$6,584
Retainage	43,231	31,544
Total contract assets	52,315	38,128
Less: current portion	31,809	22,920
Contract assets – non-current	$20,506	$15,208

The components of contract liabilities are presented in the table below.

	December 31, 2025	December 31, 2024
Billings in excess of costs	$104,376	$58,708
Advances from customers on uncompleted contracts	47,054	39,271
Total contract liabilities	151,430	97,979
Less: current portion	149,442	97,979
Contract liabilities – non-current	$1,988	$-

During the year ended December 31, 2025, the Company recognized $33.4 million of sales related to its billing in excess of cost liability on January 1, 2025. During the year ended December 31, 2024, the Company recognized $15.6 million of sales related to its contract liabilities on January 1, 2024.

Note 7. Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,
	2025	202
Short-term trade accounts receivable	243,768	205,730
Less: Allowance for credit losses	(4,320)	(2,815)
Total short-term trade accounts receivable	$239,448	$202,915
Long term trade accounts	1,730	-
Total trade accounts receivable	241,178	202,915

The changes in the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023, are as follows:

	Years ended December 31,
	2025	2024	2023
Balance at beginning of year	$2,815	$2,280	$577
Provision for bad debts	2,606	857	2,809
Deductions and write-offs, net of foreign currency adjustment	(1,101)	(322)	(1,106)
Balance at end of year	$4,320	$2,815	$2,280

Note 8. Inventories

Inventories are comprised of the following:

	December 31, 2025	December 31, 2024
Raw materials	$152,174	$98,336
Work in process	27,467	16,891
Finished goods	3,222	1,248
Spares and accessories	28,662	22,215
Packing material	2,439	1,220
	213,964	139,910
Less: Inventory allowance	(440)	(268)
	$213,524	$139,642

Note 9. Other Current Assets

Other assets consist of the following:

	Year ended December 31,
	2025	2024
Prepaid income taxes	$44,348	38,503
Derivative financial instruments	2,184	4,335
Prepaid expenses	7,837	5,721
Advances to suppliers and loans	3,523	$2,148
Other creditors	3,844	2,849
Employee receivables	988	776
Total	$62,724	$54,332

During the years ended December 31, 2025, 2024, and 2023, the Company recorded $3,365, 2,803, and $2,208 of prepaid expenses amortization, respectively.

Note 10. Property, Plant and Equipment

Property, plant, and equipment is comprised of the following:

	December 31, 2025	December 31, 2024
Land	$83,383	$56,142
Buildings	189,269	125,856
Machinery and equipment	356,729	265,340
Office equipment and software	13,074	10,311
Vehicles	33,469	28,933
Furniture and fixtures	4,379	3,714
Total property, plant and equipment	680,303	490,296
Accumulated depreciation	(204,144)	(145,863)
Total property, plant and equipment, net	$476,159	$344,433

Depreciation expense was $30,744, $22,225, and $18,482 for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 11. Goodwill and Intangible Assets

Goodwill

The table below provides a reconciliation of the beginning and ending balances of Goodwill recorded on the Company’s balance sheet:

Beginning balance – January 1, 2025	$23,561
Continental glass acquisition PPA – June 30, 2025	6,617
Continental glass acquisition PPA adjustment – September 30, 2025	(119)
Ending balance – December 31, 2025	$30,059

Intangible Assets, Net

Intangible assets include Miami-Dade County Notices of Acceptances (“NOA’s”), which are certificates issued for approved products and required to market hurricane- resistant glass in Florida. Also, it includes the intangibles acquired from the acquisition of GM&P.

	December 31, 2025
	Gross	Acc. Amort.	Net
Trade Names	170	(28)	142
Software and licenses	17,217	(10,138)	7,079
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(1,043)	5,217
Customer Relationships	670	(149)	521
Total	$24,317	$(11,358)	$12,959

	December 31, 2024
	Gross	Acc. Amort.	Net
Notice of Acceptances (“NOA’s”), product designs and other intellectual property	14,263	(9,874)	4,389

The average weighted amortization period is 5 years.

During the twelve months ended December 31, 2025, 2024, and 2023, the amortization expense amounted to $2,656, $1,441, and $1,207, respectively, and was included within the general and administration expenses in our consolidated statement of operations.

The estimated aggregate amortization expense for each of the five succeeding years as of December 31, 2025, is as follows:

Year ending	(in thousands)
2026	3,562
2027	3,320
2028	2,842
2029	1,523
Thereafter	1,712
$12,959

Note 12. Other Long-Term Assets

Other long-term assets are comprised of the following:

	December 31,
	2025	2024
Real estate investments	$4,933	$3,828
Other long-term investments	$1,788	$1,670
	$6,721	$5,498

Note 13. Supplier Finance Program

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

As of December 31, 2025, the obligations outstanding related to the supplier finance program amounted to $13,206, recorded as current liabilities, in the following balance sheet lines: Trade accounts payable and accrued expenses ($11,740) & due to related parties ($1,466).

The roll forward of Tecnoglass, Inc.´s outstanding obligations confirmed as valid under its supplier finance program for the years ended December 31, 2025, and December,2024, are as follows:

	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024
Confirmed Obligations outstanding at the beginning of the year	$1,852	$2,722
Invoices confirmed during the year	64,619	30,314
Confirmed invoices paid during the year	(53,265)	(31,184)
Confirmed Obligations outstanding at the end of the year	13,206	1,852

Note 14. Debt

The Company’s debt is comprised of the following:

	December 31, 2025	December 31, 2024
Revolving lines of credit	$387	$600
Finance lease	41	111
Other current debt	-	378
Senior Secured Credit Facility	174,000	110,000
Less: Deferred cost of financing	(2,799)	(1,782)
Total obligations under borrowing arrangements	171,629	109,307
Less: Current portion of long-term debt and other current borrowings	427	1,087
Long-term debt	$171,202	$108,220

In September 2025, the Company entered into a new Senior Secured Credit Facility , transitioning from a term loan and revolving facility structure to a fully committed revolving facility structure which allowed the company (i) increase total committed borrowing capacity from $150 million to $500 million, (ii) reduce borrowing costs by approximately 25 basis points, and (iii) extend the initial maturity date by five years to December 2030. Borrowings under the new facility bear interest at the Secured Overnight Financing Rate (SOFR) with no floor, plus a spread of 1.25 % based on the Company’s net leverage ratio (previously 1.50 % over SOFR). The effective interest rate for the facility, including deferred issuance costs, is 6.98 % as of December 31, 2025. The Company incurred total costs and fees of $2,783 in lender fees which were capitalized as deferred financing costs, and are presented as a deduction from the related debt liability.

The transaction was accounted for as a debt extinguishment under ASC 470-50. Accordingly, the prior term-loan and revolving credit facilities were derecognized, and the new revolving facility was initially recognized at its principal amount, net of deferred financing costs. As a result, the Company recognized a loss on extinguishment of debt of $1,354, representing $1,302 for the write-off of the remaining unamortized deferred financing costs related to the prior term-loan and revolving credit facilities, and $52 of termination costs associated with closing the prior facility. Cash proceeds from the new facility and repayments of the extinguished debt are reflected within financing activities in the condensed consolidated statements of cash flows. Of the $2,783 of total fees incurred, $1,803 were deducted from the gross proceeds and presented net within “Proceeds from debt,” with the remaining $980 recorded as cash outflows classified under “Deferred financing costs and debt issuance fees” within financing activities. During Q4 2025, the company drew down $60 million from its revolving credit facility.

Maturities of long-term debt and other current borrowings as of December 31, 2025, are as follows:

2026	427
2027	-
2028	-
2029	-
2030	174,000
Total	$174,427

The Company’s loans have maturities ranging from a few weeks to 3 years. Our credit facilities bear interest at a weighted average of 5.15% as of December 31, 2025.

Interest expense and deferred financing cost is comprised of the following:

	Years ended December 31,
	2025	2024	2023
Interest expense	$5,965	$6,219	$7,935
Deferred financing cost	935	1,214	1,243
Derivative financial instrument gain	(3,455)	-	-
Interest expense and deferred financing cost	$3,445	$7,433	$9,178

Note 15. Income Taxes

The components of income before taxes are as follows:

	Twelve months ended December 31,
	2025	2024	2023
United States	109,898	48,399	47,623
Foreign	125,394	176,759	213,792
Income before taxes	235,292	225,158	261,414

The components of income tax expense are as follows:

	Twelve months ended December 31,
	2025	2024	2023
Current income tax
Federal	$(22,817)	$(9,535)	$(9,895)
State and local	(7,186)	(2,594)	(2,667)
Foreign	(38,100)	(53,590)	(56,996)
Total current income tax	(68,103)	(65,719)	(69,558)
Deferred income tax
Federal	1,911	124	260
State and local	235	88	72
Foreign	5,477	1,658	(8,679)
Total deferred income tax	7,623	1,870	(8,346)
Total income tax provision	$(75,726)	$(63,849)	$(77,904)

The Company has the following deferred tax assets and liabilities:

	Year ended December 31,
	2025	2024
Deferred tax assets:
Property, plant and equipment adjustments	207	52
Tax benefit on installation of renewable energy project	-	83
Depreciation	821	635
Accounts payable and debt	647	223
Foreign currency transactions	1,919	2,440
Other	1,015	58
Total deferred tax assets	$4,609	$3,491

Deferred tax liabilities:
Depreciation and Amortization	(6,396)	(7,902)
Property, plant and equipment adjustments	(4,753)	-
Other	(2,403)	(1,966)
Foreign currency transactions	(12,204)	(4,757)
Total deferred tax liabilities	$(25,756)	$(14,625)

Net deferred tax	$(21,147)	$(11,134)

A reconciliation of the statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31, 2025
	$ Amount	%
Tax provision at the U.S. federal statutory rate	49,411	21.0%
State and local income tax, net of federal income tax effect (1)	6,023	2.6%
Foreign tax effects:
Statutory tax rate difference between Colombia and United States	17,180	7.3%
Other	1,795	0.8%
Other	1,317	0.5%
Income tax expense and effective income tax rate	75,726	32.2%

(1)	The state that contributed the majority of the effect in this category was Florida.

The Company is incorporated in the Cayman Islands, which does not impose corporate income taxes. For purposes of the rate reconciliation, the Company uses the U.S. federal statutory rate of 21%, as the majority of its operating revenue is generated in the United States.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and the statutory tax rate:

	Year ended December 31,
	2024	2023
Income tax expense at statutory rates	31.2%	33.0%
Non-deductible expenses	1.5%	0.9%
Non-taxable income	-4.3%	-1.2%
Effective tax rate	28.4%	29.8%

No single individual item contributed significantly to the reconciliation of the Company’s effective tax rate to the statutory rate during the year ended December 31, 2024 and 2023.

Income taxes paid, net of refunds, during the periods presented were as follows:

2025
Income taxes paid:
Domestic:
Federal	19,911
State	3,246
Foreign:
Colombia	52,901
Other	52
Total cash taxes paid	$76,110

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Primarily the state of Florida, the Republic of Colombia and the Republic of Panama. As of December 31, 2025, our tax years 2020 to 2024 remain subject to examination by tax authorities.

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

Note 16. Hedging Activities and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into several interest rate swap contracts thorough November of 2026 to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022 and, thus, we shall have payment dates each quarter, commencing March 31 2023. During the quarter ended December 31, 2024, we entered into several foreign currency non-delivery option contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

On September 4, 2025 Tecnoglass, Inc amended its senior secured revolving credit facility to (i) increase the borrowing capacity under its committed Line of credit from $150 million to $500 million, (ii) reduce its borrowing costs by an approximate 25 basis points, and (iii) extend the initial maturity date by five years to the end of 2030. Borrowings under the credit facility will now bear interest at the Secured Overnight Financing Rate (SOFR) with no floor plus a spread of 1.25%, based on the Company’s net leverage ratio, compared to a prior spread of 1.50%. The facility was led by Wells Fargo Bank N.A. as Administrative Agent; with BMO Bank N.A, Citibank N.A, Citizens Bank N.A, First Citizens Bank & Trust Company and J.P. Morgan Chase Bank N.A, as Joint Lead Arrangers.

As of December 31, 2025, the fair value of our interest rate swap and foreign currency non-delivery option contracts was in a net asset position of $2.2 million. We had 4 outstanding interest rate swap contracts of $110 million through November 2026 as an economic hedge and 6 nondelivery option contracts to exchange $15 million U.S. Dollars to Colombian Pesos through June 2026.

Because of the discontinuation of the hedge accounting for the interest rate swap in Q2 of 2025, we didn’t assess the effectiveness of this instrument.

The gain or loss on our foreign currency non-delivery option contracts are reported as a component of the earnings. The change in the fair value of the interest rate swap designated as an economic hedge will be included in earnings at the moment of its valuation.

As of December 31,2025, there are not no gains or losses, net, recognized in the “accumulated other comprehensive income” for non-delivery option and interest rate swap contracts.

The fair value of our interest rate swap and foreign currency non-delivery option hedges is classified in the accompanying consolidated balance sheets, as of December 31, 2025, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments	December 31, 2025		December 31, 2025
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$2,070	Accrued liabilities	$-
foreign currency non-delivery forwards	Trade accounts Receivable, net	113		-
Total derivative instruments	Total derivative assets	$2,183	Total derivative liabilities	$-

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

The ending accumulated balance for foreign currency non-delivery option contracts included in earnings, net of tax, was $73 as of December 31,2025, comprised of a derivative gain of $113 and an associated net tax liability of $40; compared to $4,322 as of December 31,2024, comprised of a derivative gain of $4,327 and an associated net tax liability of $5. The ending accumulated balance for the interest rate swap contracts included in accumulated other comprehensive income was $6,453 as of December 31,2023.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the twelve months ended December 31, 2025, and 2024:

Location of Gain or (Loss)	Derivatives in Cash Flow Hedging Relationships
Reclassified from accumulated	Amount of Gain or (Loss)
OCI (Loss) into	Recognized in OCI (Loss) on
Income	Derivatives
Twelve Months Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Interest Rate Swap and foreign currency non-delivery forwards Contracts	$(4,105)	$(2,131)	$(2,734)

F-27

	2025	2024	2023
Operating revenues	$6,839	$(10)	$2,523
Interest (expense), net of deferred cost of financing	$4,703	$4,092	$3,857
Total	$11,542	$4,082	$6,380

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

As of December 31, 2025, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 14–- Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted with our average cost of debt, which is based on market rates, which are level 2 inputs.

The following table summarizes the fair value and carrying amounts of our long-term debt:

	December 31, 2025	December 31, 2024
Fair Value	170,727	109,341
Carrying Value	171,202	108,220

Note 17. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	December 31, 2025	December 31, 2024
Due from related parties:
Alutrafic Led SAS	525	629
Studio Avanti SAS	403	301
Prisma Glass LLC	404	375
Fundación Tecnoglass-ESWindows	71	809
Due from other related parties	599	560
Total due from related parties	$2,002	$2,674

Due to related parties:
Vidrio Andino (St. Gobain)	5,717	5,660
Due from other related parties	5,164	4,204
Total due to related parties	$10,881	$9,864

	Year ended December 31,
	2025	2024	2023
Sales to related parties:
Prisma Glass LLC	1,998	1,197	761
Alutrafic Led SAS	$1,121	$1,082	$816
Studio Avanti SAS	995	761	585
Sales to other related parties	285	74	224
	$4,399	$3,114	$2,386

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. We sold $1,121, $1,082, and $816 to Alutrafic during fiscal years 2025, 2024, and 2023, respectively. We had outstanding accounts receivable from Alutrafic for $525 and $629 as of December 31, 2025, and December 31, 2024, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-profit organization set up by the Company to carry out social causes in the communities around where we operate. During the years ended December 31, 2025, 2024, and 2023, we made charitable contributions for $4,604, $3,396, and $3,265 respectively.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes, the Company’s COO. We sold $1,998, $1,197, and $761 to Prisma-Glass LLC during fiscal years 2025, 2024, and 2023, respectively, and had outstanding accounts receivable of $404, and $375 as of December 31, 2025. And 2024, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located near our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively. During the years ended December 31, 2025, 2024, and 2023, we purchased $1,114, $1,199, and $1,315, respectively.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the controlling shareholder of the Company. We sold $995, $761, and $585, to Avanti during fiscal years 2025, 2024, and 2023, respectively, and had outstanding accounts receivable from Avanti for $403 and $301 as of December 31, 2025, and 2024, respectively.

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

In the ordinary course of business, we purchased $41,018, $31,310, and $32,036, from Vidrio Andino in 2025, 2024, and 2023, respectively. As of December 31, 2025, and 2024, we had outstanding payables to Vidrio Andino for $5,717 and $5,660, respectively. We recorded equity method income of $2,658, $5,397, and $5,013, on our Consolidated Statement of Operations during the years ended December 31, 2025, 2024, and 2023, respectively. We received a dividend payment of $8,914 and $2,703 from Vidrio Andino During the years ended December 31, 2025 and 2024, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $810 and $690 as of December 31, 2025, and December 31, 2024, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 18. Commitments and Contingencies

Commitments

As of December 31, 2025, the Company had outstanding obligations to purchase an aggregate of at least $161,669 of certain raw materials from a specific supplier before February 28, 2033, and an aggregate of at least $9,336 of certain raw materials from a specific supplier through 2028.

Additionally, in connection with the joint venture agreement the Company consummated with Saint-Gobain on May 3, 2019, further described in Note 4. Long Term Investments, the Company acquired a contingent obligation to purchase minimum volumes of float glass once the new plant located close to the Company’s actual manufacturing facilities commences operations.

Guarantees

As of December 31, 2025, the Company does not have guarantees on behalf of other parties.

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

As of December 31, 2025, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, a total of 46,389,146 Ordinary shares were issued, of which 44,737,726 were outstanding.

Legal Reserve

Colombian regulation requires that companies retain 10% of net income until it accumulates at least 50% of subscribed and paid in capital. The amount recorded meets this standard.

Treasury Stock

During the fiscal year ended December 31, 2025, The Company repurchased and held 1,651,420 shares of its common stock for an aggregate purchase price of $79.2 million as part of its existing share repurchase program to enhance long-term stockholders value.

Treasury stock is recorded at cost and presented as a reduction of stockholders’ equity in the accompanying Consolidated Balance Sheets. As of December 31, 2025, treasury shares are carried at their aggregate repurchase cost of $79.2 million.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023:

	Twelve months ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per shares
Net Income attributable to parent	$159,566	$161,309	$182,882

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	46,678,093	46,996,168	47,508,980
Effect of dilutive securities and stock dividend	-	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	46,678,093	46,996,168	47,508,980
Basic earnings per ordinary share	$3.42	$3.43	$3.85
Diluted earnings per ordinary share	$3.42	$3.43	$3.85

Long Term Incentive Compensation Plan

On December 20, 2013, our shareholders approved our 2013 Long-Term Equity Incentive Plan (“2013 Plan”). Under the 2013 Plan, 1,593,917 ordinary shares are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2025, no awards have been made since the inception of 2013 Plan.

Dividend

In December 2025, the Board of Directors approved a quarterly dividend of $0.15 per share, or $0.60 per share on an annualized basis. Shareholders of record as of the close of business on December 31, 2025 were paid a dividend of $0.15 on January 30, 2025.

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

Note 20. Operating Expenses

Selling expenses for the years ended December 31, 2025, 2024, and 2023, were comprised of the following:

	Twelve months ended December 31,
	2025	2024	2023
Shipping and handling	42,117	$40,659	$38,460
Sales commissions	13,042	12,533	11,331
Personnel	15,095	12,379	9,300
Services	2,951	2,781	2,479
Accounts receivable provision	2,606	857	2,809
Packaging	131	1,518	1,707
Taxes / Tariffs	20,478	1,672	193
Travel	2,368	2,061	1,242
Other selling expenses	6,640	6,838	540
Total Selling Expense	105,428	$81,298	$68,061

General and administrative expenses for the years ended December 31, 2025, 2024, and 2023, were comprised of the following:

	Twelve months ended December 31,
	2025	2024	2023
Personnel	$25,565	$17,288	$15,223
Related parties	19,775	18,925	14,518
Services	5,040	4,996	5,032
Depreciation and amortization	7,872	4,623	3,829
Professional fees	8,814	7,741	5,022
Insurance	4,761	3,930	3,329
Taxes	3,365	1,745	1,324
Bank charges and tax on financial transactions	5,173	4,638	4,168
Rent expense	841	480	559
Strategic Review related expenses	-	1,846	-
Project specific legal expenses	-	-	5,023
Other expenses	9,676	5,461	5,084
Total General and administrative expenses	$90,882	$71,673	$63,111

Note 21. Non-Operating Income and Expenses

Non-operating income and expenses, net on our consolidated statement of operations amounted to an income of $3,127, $5,858 million, and $5,131 million, for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts are primarily comprised of rental properties and gains on sale of scrap materials as well as non-operating expenses related to certain charitable contributions outside of the company’s direct sphere of influence.

During the year ended December 31, 2025, the Company recorded a non-operating gain of $3,756 associated with foreign currency transactions gains. Comparatively, the Company recorded a net loss of $5,665 during the year ended December 31, 2024, within the statement of operations. The company recorded net gain of $686 during the year ended December 31, 2023, within the statement of operations.

