Form 10-Q
period 2026-03-31
Tecnoglass Inc.
filed 2026-05-08
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 5, 2026, there were 44,364,816 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$91,116	$100,901
Investments	3,244	3,150
Trade accounts receivable, net	264,380	239,448
Due from related parties	1,915	2,002
Inventories	253,279	213,524
Contract assets – current portion	29,301	31,809
Other current assets	76,822	62,724
Total current assets	$720,057	$653,558
Long-term assets:
Property, plant and equipment, net	$502,509	$476,159
Long term accounts receivable	1,771	1,730
Deferred income taxes	2,361	1,257
Contract assets – non-current	25,009	20,506
Intangible assets	13,451	12,959
Goodwill	30,059	30,059
Equity method investment	58,144	57,443
Other long-term assets	7,089	6,721
Total long-term assets	640,393	606,834
Total assets	$1,360,450	$1,260,392
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$5,873	$427
Trade accounts payable and accrued expenses	150,536	127,228
Due to related parties	9,414	10,881
Dividends payable	6,675	6,730
Contract liability – current portion	161,005	149,442
Other current liabilities	72,895	57,038
Total current liabilities	$406,398	$351,746
Long-term liabilities:
Deferred income taxes	$22,800	$22,404
Contract liability – non-current	1,632	1,988
Long-term debt	194,386	171,202
Total long-term liabilities	218,818	195,594
Total liabilities	$625,216	$547,340
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026, and December 31, 2025 respectively	$	$
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,389,146 shares issued, and 44,364,816 shares outstanding at March 31, 2026; and, 46,389,146 shares issued, and 44,737,726 shares outstanding at December 31, 2025	5	5
Treasury stock	(95,679)	(79,218)
Legal Reserves	1,458	1,458
Additional paid-in capital	153,358	153,358
Retained earnings	695,797	670,558
Accumulated other comprehensive (loss)	(19,705)	(33,109)
Shareholders’ equity attributable to controlling interest	735,234	713,052
Total liabilities and shareholders’ equity	$1,360,450	$1,260,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Operating revenues:
External customers	$248,391	$221,272
Related parties	621	1,016
Total operating revenues	249,012	222,288
Cost of sales	(153,178)	(124,763)
Gross profit	95,834	97,525
Operating expenses:
Selling expense	(22,900)	(23,617)
General and administrative expense	(27,993)	(18,855)
Total operating expenses	(50,893)	(42,472)
Other operating income	-	4,276
Operating income	44,941	59,329
Non-operating income, net	856	1,016
Equity method income	102	1,344
Foreign currency transactions gains (loss)	917	(509)
Interest expense and deferred cost of financing	(3,023)	(1,331)
Income before taxes	43,793	59,849
Income tax provision	(11,902)	(17,660)
Net income	$31,891	$42,189
Basic income per share	$0.71	$0.90
Diluted income per share	$0.71	0.90
Basic weighted average common shares outstanding	44,632,706	46,989,948
Diluted weighted average common shares outstanding	44,632,706	46,989,948
Other comprehensive income:
Foreign currency translation adjustments	13,212	19,576
Change in fair value of investments available for sale and derivative contracts	192	(637)
Other comprehensive income	13,404	18,939
Total comprehensive income	$45,295	$61,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,891	42,189
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	1,088	215
Depreciation and amortization	10,678	7,339
Deferred income taxes	(551)	2,470
Equity method income	(102)	(1,344)
Gain on disposal of assets	481	(4,273
Deferred cost of financing	152	283
Realized gain on derivative instruments	(531)	-
Unrealized currency translation gains	(6,072)	(6,314)
Other non-cash adjustments	(72)	223
Changes in operating assets and liabilities:
Trade accounts receivable	(16,469)	(18,993
Inventories	(34,279)	(8,678
Prepaid expenses	(444)	86)
Other assets	(4,076)	(14,880)
Trade accounts payable and accrued expenses	13,467	11,659)
Taxes payable	16,873	15,653
Labor liabilities	(2,178)	(1,291)
Other liabilities	126	(114
Contract assets and liabilities	(1,745)	23,132)
Related parties	(1,522)	(464
CASH PROVIDED BY OPERATING ACTIVITIES	$6,715	46,898

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(600)	(74)
Sale of property and equipment	-	12,308
Acquisition of property and equipment	(17,264)	(30,424)
CASH USED IN INVESTING ACTIVITIES	$(17,864)	(18,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(6,710)	(7,048)
Share repurchases	(16,461)	(124)
Proceeds from debt	39,352	3,615
Repayments of debt	(15,330)	(3,880)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$851	(7,437)

Effect of exchange rate changes on cash and cash equivalents	$513	1,149)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,785)	22,420
CASH AND CASH EQUIVALENTS - Beginning of period	100,901	134,882
CASH AND CASH EQUIVALENTS - End of period	$91,116	157,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,163	1,702
Income Tax	$12,830	11,758

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$7,864	11,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tecnoglass Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Treasury Stock		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2025	46,389,146	5	1,651,420	(79,218)	153,358	1,458	670,558	(33,109)	713,052

Dividend ($0.15 per share)	-	-	-	-	-	-	(6,652)	-	(6,652)

Share repurchase	-	-	372,910	(16,461)	-	-	-	-	(16,461)

Change in fair value of investments available for sale	-	-	-	-	-	-	-	192	192

Foreign currency translation	-	-	-	-	-	-	-	13,212	13,212

Net income	-	-	-	-	-	-	31,891	-	31,891

Balance at Mar 31, 2026	46,389,146	5	2,024,330	(95,679)	153,358	1,458	695,797	(19,705)	735,234

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2024	46,991,558	5	192,094	1,458	538,787	(101,161)	631,183

Dividend ($0.15 per share)	-	-	-	-	(7,050)	-	(7,050)

Share Repurchase	(1,610)	-	(124)	-	-	-	(124)

Derivative financial instruments	-	-	-	-	-	(637)	(637)

Foreign currency translation	-	-	-	-	-	19,576	19,576

Net income	-	-	-	-	42,189	-	42,189

Balance at March 31, 2025	46,989,948	5	191,970	1,458	573,926	(82,222)	685,137

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting purposes. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The year-end condensed balance sheet data was derived from the audited financial statements in the Annual Report on Form 10-K but does not include all disclosures required by US GAAP.

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

The chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on gross profit and net income that also is reported on the income statement as consolidated net income, cash flows from operations which are reported on the consolidated statement of cash flows, along with certain non-G.A.A.P metrics. Significant segment expenses include cost of sales, selling expense, and general and administrative expenses. Other segment items included in consolidated net income are interest expense, other expense, net and the provision for income taxes, which are reflected in the condensed consolidated statements of operations and other comprehensive income. These metrics are used to monitor budgeted versus actual results, and competitive analysis by benchmarking to the Company’s competitors. The Company’s CODM are the Company’s Chief Executive Officer and Chief Operating Officer acting together as a group.

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

The changes in the product warranty liability for the three months ended March 31, 2026, are:

	Three months ended
	March 31,
	2026	2025
Balance at beginning of period	$363	$-
Accruals for product warranties issued during period	247	200
Reductions for payments made under product warranties	(363)	-
Balance at end of period	$247	$200

Recovery of Previously Paid Import Tariffs

During the three months ended March 31, 2026, the Company recorded $1,876 of recoveries associated with import tariffs on certain products imported to the United States under the International Emergency Economic Powers Act (“IEEPA”) paid in 2025 and the first quarter of 2026. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were not valid, and in March 2026, the Court of International Trade ruled that U.S. Customs and Border Protection was required, subject to applicable procedures, to refund IEEPA tariffs that had been collected. The Company filed reimbursement claims with U.S. Customs and Border Protection, which were accepted on April 20, 2026. These recoveries relate to previous year and current period imports for which eligibility for refund was subsequently established. The Company recognized the recovery in the period in which realization became probable and reasonably estimable as a reduction to selling expenses on the Condensed Consolidated Statement of Operations.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The Board is issuing this Update to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270)”. The Board is issuing amendments in this Update to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting 3 periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the potential effect of this ASU on its interim consolidated financial statements

In November 2025, the FASB issued ASU 2025-09 “Derivative and Hedging (Topic 815)”. Consistent with the original objective of Update 2017-12, the objective of this Update is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments included in the five issues addressed in this Update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The five issues addressed are: Issue 1: Similar Risk Assessment for Cash Flow Hedges, Issue 2: Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments, Issue 3: Cash Flow Hedges of Nonfinancial Forecasted Transactions, Issue 4: Net Written Options as Hedging Instruments and Issue 5: Foreign-Currency-Denominated Debt Instrument as Hedging Instrument and Hedged Item (Dual Hedge). For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

The purchase price for the acquisition was $10,429, of which $6,588 of the purchase price was paid in cash by the Company on April 3, 2025. Post-acquisition working capital adjustment of $253 was paid 45 days after transaction closing date, with the remaining amount to be payable by the Company in cash within 365 days after closing date. The total amount of acquisition-related costs was $588, which are included within general and administrative expenses in the Statement of operations during the second quarter of 2025.

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

The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed were recorded as goodwill. The identifiable intangible asset subject to amortization was the tradename, backlog of projects, and certain Notice of Acceptance and Florida Building Code permits, which have a remaining useful life of two to five years. See “Note 6 – Goodwill and Intangible Assets” for additional information.

Note 4. - Inventories, net

	March 31, 2026	December 31, 2025
Raw materials	$192,646	$152,174
Work in process	26,510	27,467
Finished goods	2,948	3,222
Spares and accessories	29,870	28,662
Packing material	1,828	2,439
	253,802	213,964
Less: Inventory allowance	(523)	(440)
	$253,279	$213,524

Note 5. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended
	March 31,
	2026	2025
Fixed price contracts	$76,108	$52,974
Product sales	172,904	169,314
Total Revenues	$249,012	$222,288

The following table presents revenues broken down by geographical location:

	Three months ended March 31,
	2026	2025
Colombia	$7,519	$6,414
United States	237,140	212,454
Panama	-	455
Other	4,353	2,965
Total Revenues	$249,012	$222,288

The following table presents revenues broken down by market:

	Three months ended
	March 31,
	2026	2025
Residential	$88,470	$88,929
Commercial	160,542	133,359
Total Revenues	$249,012	$222,288

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

Trade accounts receivable consists of the following:

	March 31, 2026	December 31, 2025
Short-term trade accounts receivable	$269,227	$243,768
Less: Allowance for credit losses	(4,847)	(4,320)
Total short-term trade accounts receivable	264,380	239,448
Long term trade accounts	1,771	1,730
Total trade accounts receivable	$266,151	$241,178

The changes in the allowance for credit losses for the three months ended March 31, 2026, are:

Three months ended March 31, 2026
Balance at beginning of period	$4,320
Provisions for credit losses	1,088
Deductions and write-offs, net of foreign currency adjustment	(561)
Balance at end of period	$4,847

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

The table below presents the components of net contract assets (liabilities):

	March 31, 2026	December 31, 2025
Contract assets — current	$29,301	$31,809
Contract assets — non-current	25,009	20,506
Contract liabilities — current	(161,005)	(149,442)
Contract liabilities — non-current	(1,632)	(1,988)
Net contract liability	$(108,327)	$(99,115)

The components of contract assets are presented in the table below:

	March 31, 2026	December 31, 2025
Unbilled contract receivables, gross	$6,806	$9,084
Retainage	47,504	43,231
Total contract assets	54,310	52,315
Less: current portion	29,301	31,809
Contract Assets – non-current	$25,009	$20,506

The components of contract liabilities are presented in the table below:

	March 31, 2026	December 31, 2025
Billings in excess of costs	$111,804	$104,376
Advances from customers on uncompleted contracts	50,833	47,054
Total contract liabilities	162,637	151,430
Less: current portion	161,005	149,442
Contract liabilities – non-current	$1,632	$1,988

During the three months ended March 31, 2026, the Company recognized $11,812 of sales related to its contract liabilities on January 1, 2026, respectively. During the three months ended March 31, 2025, the Company recognized $6,544 of sales related to its contract liabilities on January 1, 2025, respectively.

Remaining Performance Obligations

As of March 31, 2026, the Company had $878.3 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $432.3 million are expected to be recognized during the year ending December 31, 2026, $376.1 million during the year ending December 31, 2027, and $70.0 million during the year ending December 31, 2028.

Note 6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of Continental.

	March 31, 2026
	Gross	Acc. Amort.	Net
Trade Names	170	(39)	131
Software and licenses	18,679	(10,649)	8,030
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(1,435)	4,825
Contract Backlog	670	(205)	465
Total	$25,779	$(12,328)	$13,451

	December 31, 2025
	Gross	Acc. Amort.	Net
Trade Names	170	(28)	142
Software and licenses	17,217	(10,138)	7,079
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(1,043)	5,217
Contract Backlog	670	(149)	521
Total	$24,317	$(11,358)	$12,959

The weighted average amortization period is 2.7 years.

During the three months ended March 31, 2026, the amortization expense amounted to $909 and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three ended March 31, 2025, the amortization expense amounted to $305.

The estimated aggregate amortization expense for each of the five succeeding years as of March 31, 2026, is as follows:

Year ending December 31,
2026	$2,916
2027	3,458
2028	3,060
2029	1,703
Thereafter	2,314
Total	$13,451

Note 7. Supplier Finance Program

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

As of March 31, 2026, the obligations outstanding related to the supplier finance program amounted to $22,141, recorded as current liabilities, in the following balance sheet lines: Trade accounts payable and accrued expenses ($21,718) & due to related parties ($423).

Note 8. Debt

The Company’s debt is comprised of the following:

	March 31, 2026	December 31, 2025
Revolving lines of credit	$522	$387
Finance lease	4,127	41
Other current debt	4,342	-
Senior Secured Credit Facility	194,000	174,000
Less: Deferred cost of financing	(2,732)	(2,799)
Total obligations under borrowing arrangements	200,259	171,629
Less: Current portion of long-term debt and other current borrowings	5,873	427
Long-term debt	$194,386	$171,202

In September 2025, the Company entered into a new Senior Secured Credit Facility , transitioning from a term loan and revolving facility structure to a fully committed revolving facility structure which allowed the Company to (i) increase total committed borrowing capacity from $150 million to $500 million, (ii) reduce borrowing costs by approximately 25 basis points, and (iii) extend the initial maturity date by five years to December 2030. Borrowings under the new facility bear interest at the Secured Overnight Financing Rate (SOFR) with no floor, plus a spread of 1.25 % based on the Company’s net leverage ratio (previously 1.50 % over SOFR). The effective interest rate for the facility, including deferred issuance costs, is 6.98 % as of December 31, 2025. The Company incurred total costs and fees of $2,783 in lender fees which were capitalized as deferred financing costs, and are presented as a deduction from the related debt liability.

The transaction was accounted for as a debt extinguishment under ASC 470-50. Accordingly, the prior term-loan and revolving credit facilities were derecognized, and the new revolving facility was initially recognized at its principal amount, net of deferred financing costs. As a result, the Company recognized a loss on extinguishment of debt of $1,354, representing $1,302 for the write-off of the remaining unamortized deferred financing costs related to the prior term-loan and revolving credit facilities, and $52 of termination costs associated with closing the prior facility. Cash proceeds from the new facility and repayments of the extinguished debt are reflected within financing activities in the condensed consolidated statements of cash flows. Of the $2,783 of total fees incurred, $1,803 were deducted from the gross proceeds and presented net within “Proceeds from debt,” with the remaining $980 recorded as cash outflows classified under “Deferred financing costs and debt issuance fees” within financing activities. During the three months ended March 31, 2026, the Company drew down $35 million from its revolving credit facility and repaid $15 million.

Interest income (expense), net and deferred cost of financing is comprised of the following:

	Three months ended
	March 31,
	2026	2025
Interest income (expense), net and deferred cost of financing:
Interest expense	(2,528)	(1,048)
Deferred cost of financing	(152)	(283)
Derivative financial instrument loss	(343)	-
Interest expense, net and deferred cost of financing:	$(3,023)	$(1,331)

Maturities of long-term debt and other current borrowings as of March 31, 2026, are as follows:

2026	$5,873
2027	912
2028	852
2029	742
2030	194,612
Total	$202,991

The Company’s loans have maturities ranging from several weeks to 5 years. Our credit facilities bore a weighted average interest rate of 5.14% as of March 31, 2026.

Finance Leases

As of March 31, 2026, the Company had right-of-use assets (“ROU assets”) of $4,082 included within Property, Plant and Equipment, and lease liabilities of $4,127 on its Condensed Consolidated Balance Sheet, of which $1,009 is presented within short-term debt and current portion of long-term debt and $3,119 is classified as long-term debt. These leases primarily relate to real estate, including showrooms, office space and industrial warehouses, as well as computing equipment. Certain lease agreements include options to extend the lease term; however, the Company does not consider these options reasonably certain of exercise.

The Company recognizes amortization of ROU assets and interest expense on lease liabilities in its Condensed Consolidated Statements of Income. During the three months ended March 31, 2026, the Company recorded ROU asset amortization of $258, and interest expense of $26, respectively.

Cash paid for amounts included in the measurement of lease liabilities was $354 for the three months ended March 31, 2026, consisting of $26 classified as operating cash flows and $328 classified as financing cash flows. Non-cash additions to ROU assets in exchange for lease liabilities were $2,793 during the period.

Future minimum lease payments for the years ended March 31, of each year are as follows:

2026	$1,159
2027	1,026
2028	928
2029	784
2030 and thereafter	625
Total undiscounted cashflows	4,522
Less: Imputed Interest	(395)
Present value of lease liability	$4,127

As of March 31, 2026, the weighted-average remaining lease term for finance leases was 4.2 years and the weighted-average discount rate was 4.2%.

Note 9. Hedging Activity and Fair Value Measurements

Hedging Activity

During the quarter ended March 31, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022 and, as a result, the Company has payment dates each quarter, commencing March 31 2023. During the quarter ended December 31, 2024, we entered into several foreign currency non-delivery option contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

On September 04,2025 Tecnoglass, Inc amended its senior secured revolving credit facility to (i) increase the borrowing capacity under its committed Line of credit from $150 million to $500 million, (ii) reduce its borrowing costs by an approximate 25 basis points, and (iii) extend the initial maturity date by five years to the end of 2030. Borrowings under the credit facility will now bear interest at the Secured Overnight Financing Rate (SOFR) with no floor plus a spread of 1.25%, based on the Company’s net leverage ratio, compared to a prior spread of 1.50%. The facility was led by Wells Fargo Bank N.A. as Administrative Agent; with BMO Bank N.A, Citibank N.A, Citizens Bank N.A, First Citizens Bank & Trust Company and J.P. Morgan Chase Bank N.A, as Joint Lead Arrangers.

As of March 31, 2026, the fair value of the Company’s interest rate swap and foreign currency non-delivery option contracts was in a net asset position of $2.2 million. We had 3 outstanding interest rate swap contracts of $110 million through November 2026 as an economic hedge and 9 non-delivery option contracts to exchange $45 million U.S. Dollars to Colombian Pesos through December 2026.

In the first quarter of 2026, the Company did not assess the effectiveness of foreign currency non-delivery option contracts due to the contracts the Company entered into on February 27,2026 which did not qualify for hedge accounting and were not designated as hedging instruments.

Because of the discontinuation of the hedge accounting for the interest rate swap in the third quarter of 2025, The Company did not assess the effectiveness of this instrument.

The gain or loss on the Company’s foreign currency non-delivery option contracts are reported as a component of the earnings. The change in the fair value of the interest rate swap designated as an economic hedge will be included in earnings at the moment of its valuation.

As of March 31,2026, there are not no gains or losses, net, recognized in the “accumulated other comprehensive income” for non-delivery option and interest rate swap contracts.

The fair value of interest rate swap and foreign currency non-delivery option hedges is classified in the accompanying consolidated balance sheets, as of March 31, 2026, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments	March 31, 2026		March 31, 2026
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$1,231	Accrued liabilities	$-
foreign currency non-delivery forwards		997		-
Total derivative instruments	Total derivative assets	$2,228	Total derivative liabilities	$-

The ending accumulated balance for foreign currency non-delivery option contracts included in earnings, net of tax, was $997 as of March 31,2026, comprised of a derivative gain of $997. No deferred income tax was calculated because the amounts accrued as of March 31,2026 are the same as the compensation received.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the three months ended March 31, 2026, and 2025:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in earnings on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	March 31,	March 31,		March 31,	March 31,
	2026	2025		2026	2025

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$974	$(636)	Interest income (expense), net and deferred cost of financing and operating revenues	$-	$992

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

As of March 31, 2026, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 8 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates (which are level 2 inputs).

The following table summarizes the fair value and carrying amounts of our long-term debt:

	March 31, 2026	December 31, 2025
Fair Value	$192,287	$170,727
Carrying Value	$194,386	$171,202

Note 10. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as the Company’s other subsidiaries in the Cayman Islands do not currently have any tax obligations.

The components of income tax expense are as follows:

	Three months ended March 31,
	2026	2025
Current income tax
United States	$(7,090)	$(3,634)
Colombia	(5,363)	(11,552)
Panama	-	(4)
	(12,453)	(15,190)

Deferred income Tax
United States	2,136	(1,413)
Colombia	(1,585)	(1,057)
	551	(2,470)
Total income provision	$(11,902)	$(17,660)

Effective tax rate	27.2%	29.5%

The effective income tax rate for the three months ended March 31, 2026, of 27.2%, approximates the weighted average statutory rate of 27.4%. The effective income tax rate for the three months ended March 31, 2025 of 29.5% approximates the weighted average statutory rate of 30.2%.

Note 11. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	March 31,	December 31,
	2026	2025
Due from related parties:
Alutrafic Led SAS	599	525
Studio Avanti SAS	442	403
Prisma-Glass LLC	159	404
Due from other related parties	715	670
Total due from related parties	$1,915	$2,002

Due to related parties:
Vidrio Andino	5,678	5,717
Due to other related parties	3,736	5,164
Total due to related parties	$9,414	$10,881

	Three months ended
	March 31,
	2026	2025
Sales to related parties:
Alutrafic Led SAS	293	357
Prisma Glass LLC	156	383
Studio Avanti SAS	94	238
Sales to other related parties	78	38
	$621	$1,016

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three months ended March 31, 2026, we sold $293 to Alutrafic, compared to $357 during the three months ended March 31, 2025. Additionally, we had outstanding accounts receivable from Alutrafic of $599 and $525 as of March 31, 2026, and December 31, 2025, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-for-profit entity set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three months ended March 31, 2026, of $1,183, compared to $998 during the three months ended March 31, 2025, respectively.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $156 to Prisma-Glass LLC during the three months ended March 31, 2026, compared to $383 during the three months ended March 31, 2025. The Company had outstanding accounts receivable from Prisma-Glass of $159 and $404 as of March 31, 2026, and December 31, 2025, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three months ended March 31, 2026, we purchased $384, compared to $588 purchased during the three months ended March 31, 2025.

Storm Armour Solutions

In June 2025, the Company entered into a partnership with Storm Armour, LLC to create Storm Armour Solutions, LLC which has the purpose of participating in the sale, sublicensing, and distribution of licensed products in the areas of influence, under a licensing agreement. To join this business, Tecno Inc created a wholly owned subsidiary named Tecnoglass Armour, LLC, a Limited Liability Company based in the State of Florida. Tecnoglass Armour, LLC has a 60% capital contribution of Storm Armour Solutions, LLC. As of March 31, 2026, we had an investment of $973 recorded on our consolidated balance sheet.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the Company’s largest shareholder. As of March 31, 2026, and December 31, 2025, the Company had outstanding accounts receivable from Avanti of $442 and $403, respectively. During the three months ended March 31, 2026, we sold $94 of products to Avanti, respectively, compared to $238 during the three months ended March 31, 2025, respectively.

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

In the ordinary course of business, we purchased $8,041 of materials from Vidrio Andino during the three months ended March 31, 2026, respectively, compared to $9,045 during the three months ended March 31, 2025, respectively. We also had outstanding payables to Vidrio Andino of $5,678 and $5,717 as of March 31, 2026, and December 31, 2025, respectively. We recorded equity method income of $162 on our Consolidated Statement of Operations during the three months ended March 31, 2026, compared to $1,344 recorded during the three months ended March 31, 2025, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $828 and $810 as of March 31, 2026, and December 31, 2025, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 12. Shareholders’ Equity

Dividends

On March 18, 2026, the Company declared a regular quarterly dividend of $0.15 per share, or $0.60 per share on an annualized basis. The dividend was paid on April 30, 2026, to shareholders of record as of the close of business on March 31, 2026.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share
Net Income attributable to parent	$31,891	$42,189

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	44,632,706	46,989,948
Effect of dilutive securities and stock dividend	-	-
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	44,632,706	46,989,948
Basic earnings per ordinary share	$0.71	$0.90
Diluted earnings per ordinary share	$0.71	$0.90

Treasury Stock

During the three months ended March 31, 2026, the Company repurchased 372,910 shares for an aggregate purchase price of $16.5 million as part of its existing share repurchase program to enhance long-term stockholders value.

Treasury stock is recorded at cost and presented as a reduction of stockholders’ equity in the accompanying Consolidated Balance Sheets. As of March 31, 2026, treasury shares are carried at their aggregate repurchase cost of $95,679.

Note 13. Commitments and Contingencies

Commitments

As of March 31, 2026, the Company had outstanding obligations to purchase an aggregate of at least $157,080 of certain raw materials from a specific supplier before February 28, 2030, and an aggregate of at least $8,860 of certain raw materials from a specific supplier through 2028.

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

RESULTS OF OPERATIONS

	Three months ended March 31,
	2026	2025
Operating Revenues	$249,012	$222,288
Cost of sales	(153,178)	(124,763)
Gross profit	95,834	97,525
Operating expenses	(50,893)	(42,472)
Other operating income	-	4,276
Operating income	44,941	59,329
Non-operating income and expenses, net	856	1,016
Equity method income	102	1,344
Foreign currency transactions losses, net	917	(509)
Interest Expense and deferred cost of financing	(3,023)	(1,331)
Income tax provision	(11,902)	(17,660)
Net income	$31,891	$42,189

Comparison of quarterly periods ended March 31, 2026, and 2025

Revenues

Operating revenues increased $26.7 million, or 12.0%, from $222.3 during the quarter ended March 31, 2025, to $249.0 million, during the quarter ended March 31, 2026. Strong revenues during the first quarter of 2026 were driven by market share gains and stronger activity in our core U.S markets, where revenues increased $24.7 million, or 11.6% year over year, to $237.1 million. In terms of end markets, the increase was driven by strong growth in the US commercial market, up 20.4% or $25.1 million year over year as we continue to execute on our growing project backlog and market share gains, while US residential market sales was relatively flat year over year. Revenues from Latin America and the Caribbean increased $2.0 million, or 20.7% year over year.

Gross profit

Gross profit during the first quarter of 2026 was $95.8 million, a decrease of $1.7 million, or 1.7%, from $97.5 million during the first quarter of 2025. The gross profit margin during the three months ended March 31, 2026, was 38.5%, compared to 43.9% during the first quarter of 2025, primarily driven by higher input costs associated with increasing aluminum prices, as well as higher salaries given the one-time double digit minimum wage increase put in place in Colombia at the beginning of the year. Additionally, we had an unfavorable revenue mix as commercial revenues with installation services rose year over year as we execute on our growing backlog of projects with installation. Finally, we had a stronger local currency year over year, impacting our local currency costs on a comparable basis.. The aforementioned factors were partially offset by positive pricing adjustments implemented in the second quarter of last year.

Expenses

Operating expenses increased $8.4 million, or 19.8%, from $42.5 million to $50.9 million for the quarters ended March 31, 2025, and 2026, respectively. The increase resulted primarily from increased personnel cost, on higher salaries and a stronger Colombian Peso. Additionally the Government of Colombia imposed a one-time, non-recurring $2.9 million wealth tax on larger Colombian companies in order to subsidy certain unexpected climate related emergencies. This measure is currently being challenged under the Supreme Court. These increases were partially offset by a $1.9 million recovery of previously paid import tariffs recorded as a reduction to selling expense during the three months ended March 31, 2026 on certain products imported to the United States under the International Emergency Economic Powers Act after the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were not valid in February 2026.

Non operating income and expenses, net

During the three months ended March 31, 2026 and 2025, the Company recorded net non-operating income of $0.9 million and $1.0 million, respectively. Non-operating income is comprised of interest income from short term investments, as well as non-operating expenses related to certain charitable contributions. Equity method income, mainly from our joint venture with Saint Gobain decreased $1.2 million, or 92.4%, to $0.1 million during the quarter ended March 31, 2026, compared to $1.3 million recorded during the quarter ended March 31 30, 2025.

Foreign currency transaction gains and losses

During the three months ended March 31, 2026, the Company recorded a non-operating income of $0.9 million associated with foreign currency transactions compared to a net non-operating loss of $0.5 million during the three months ended March 31 30, 2025.

Interest income (expense), net and deferred cost of financing

Interest expense and deferred cost of financing increased by $1.7 million, or 127.3%, to $3.0 million for the quarter ended March 31, 2026, primarily reflecting the discontinuation of hedge accounting for the Company’s interest rate swap contracts upon the extinguishment of the prior credit facility and issuance of the new revolving facility, as further described above. Following this discontinuation, the periodic settlements and fair value changes of these swaps are now recognized within Derivative financial instruments gain (loss) rather than offsetting interest expense, which had resulted in a lower reported amount in the prior period.

During the three months ended March 31, 2026, the Company recorded a loss of $0.3 million related to derivative financial instruments, compared to no gain or loss during the three months ended March 31, 2025. In connection with the replacement of our Senior Secured Credit Facility in September 2025, the Company discontinued hedge accounting for its existing interest rate swap contracts that had a highly effective relationship with the hedged transaction as of June 30,2025 under ASC 815 but due to changes in critical terms of the relationship with the new debt these instruments are not in accordance to the hedge accounting principles. These swap contracts remain outstanding and continue to be periodically settled in accordance with their original terms. Upon settlement and the extinguishment of the prior term loan, hedge accounting was discontinued, and the cumulative deferred gains or losses previously recorded in Accumulated other comprehensive income were reclassified into current-period earnings.

Following the discontinuation of hedge accounting for the interest rate swap contracts, changes in the fair value of these instruments, as well as ongoing periodic settlements on these instruments, are now recognized directly through earnings within Derivative financial instruments gain (loss).

Income Taxes

We recorded income tax expense of $11.9 million and $17.7 million during the three months ended March 31, 2026, and 2025, respectively. The effective income tax rate of 27.2% for the three months ended March 31, 2026, approximates the statutory tax rate.

As a result of the foregoing, the Company recorded net income for the three months ended March 31, 2026, of $31.9 million compared to net income of $42.2 million for the three months ended March 31, 2025.

Liquidity

As of March 31, 2026, and December 31, 2025, we had a cash and cash equivalents balance of approximately $91.1 million and $100.9 million, respectively. Additionally, we currently have approximately $325 million available under several lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities throughout the remainder of the year, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the three months ended March 31, 2026, and 2025, we made investments primarily in building, machinery and equipment in the amounts of $17.3 million and $30.4 million, respectively. Additionally, we acquired $7.9 million and $11.1 million of property plant and equipment under credit during the three months ended March 31, 2026, and 2025, respectively. Investments made during the first quarter of 2026 were mainly related to scheduled payments on recent investments to increase capacity and efficiency.

The Company estimates that current manufacturing operating capacity has reached approximately $1.3 billion which does not account for incremental installation revenue capacity. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste and overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Three months ended March 31,
	2026	2025
Cash Flow provided by Operating Activities	$6,715	$46,898
Cash Flow used in Investing Activities	(17,864)	(18,190)
Cash Flow used in Financing Activities	851	(7,437)
Effect of exchange rates on cash and cash equivalents	514	1,149)
Cash Balance - Beginning of Period	100,901	134,882
Cash Balance - End of Period	$91,116	$157,302

During the three months ended March 31, 2026, and 2025, operating activities generated approximately $6.7 million and $46.9 million, respectively. The main source of operating cash during the three months ended March 31, 2026, were driven by taxes payable and trade accounts payable. Taxes payable generated $16.9 million during the three months ended March 31, 2026, as the Company’s subsidiaries filed income tax returns for fiscal year 2025, compared with $15.6 million during the three months ended March 31, 2025. Trade accounts payable and accrued expenses generated $13.5 million during the three months ended March 31, 2026, related to higher unpaid balance of higher than usual raw material purchases as we procure a stock of U.S. sourced aluminum as part of our tariff mitigation strategy, compared with $11.7 million during the three months ended March 31, 2025. Conversely, the largest use of cash in operating activities was the purchase of inventories, which used $34.3 million during the three months ended March 31, 2026, as we continue procure in advance, a higher stock of U.S. sourced aluminum as part of our supply chain resilience and tariff mitigation strategy, in contrast to $8.7 million generated during the prior year period. Additionally, trade accounts receivables, used $16.5 million in the three months ended March 31, 2026, compared with $19.0 million during the prior year period, driven by a continued elevated pace of large commercial installation jobs during the first quarter of 2026, which entail longer cash cycles.

We used $17.9 million and $18.2 million in investing activities during the three months ended March 31, 2026, and 2025, respectively. During the three months ended March 31, 2026, we paid $17.3 million to acquire property plant and equipment, mainly related to scheduled payments on previous investments to increase capacity and efficiency. During the three months ended March 31, 2025, we used $30.4 million for the acquisition of property and equipment.

Financing activities also reflected gross debt proceeds of $39.4 million and repayments of $15.3 million, mainly used to repurchase $16.4 million of our stock during the three months ended March 31, 2025, leaving $92.5 million remaining under our $250 million Share Repurchase Program.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 25% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. Thus a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our revenues for the three months ended March 31, 2026, increasing by $0.4 million and our costs and expenses increasing by approximately $3.0 million, resulting in a $2.6 million decrease to net earnings based on results for the three months ended March 31, 2026.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $87.5 million, such that a 1% devaluation of the Colombian peso will result in a loss of $0.9 million recorded in the Company’s Consolidated Statement of Operations as of March 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of Tecnoglass Inc.´s design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of March 31, 2026 in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

Risks Related to Colombia and Other Countries Where We Operate

Our business could be negatively impacted by political or economic tensions between Colombia and the United States.

Our business operations and financial performance could be adversely affected by political or economic tensions between the governments of Colombia and its neighbor country Venezuela, and the United States, mostly influenced by differences in political orientation and policy priorities between such country’s administrations. Given that our manufacturing facilities are based in Colombia and 96% of our sales for the fiscal year ended December 31, 2025, occurred in the United States, any deterioration in diplomatic or economic relations between the countries, including the imposition of trade restrictions, tariffs, sanctions, limitations on cross-border payments, or other measures resulting from political disagreements between the President of Colombia Gustavo Petro, and the President of the United States Donald Trump, could negatively affect our ability to conduct business in the U.S., increase our costs, or restrict access to financial and commercial channels.

On April 2, 2026, the United States announced modifications to tariffs imposed under Section 232 of the Trade Expansion Act of 1962 on imports of aluminum, steel, and certain derivative products, which became effective on April 6, 2026. These changes include, among other things, applying tariffs to the full customs value of certain imported products and introducing a range of tariff rates depending on the composition of such products, including a reduced tariff rate of approximately 10% for certain products manufactured abroad using U.S.-origin aluminum, which were previously exempt.

Although no “reciprocal” tariff initiative against Colombia is active as of the date of this report, there can be no assurance that such measures will not be introduced in the future. Any such developments could have a material adverse effect on our revenues, profitability, and overall business prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for each of the three months in the period ended March 31, 2026, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 2026		$		$
Open market and privately negotiated purchases	-		-		-	-
February 2026
Open market and privately negotiated purchases	-		-		-	-
March 2026
Open market and privately negotiated purchases	372,910		44.14		16,461,335	-
Total	372,910		$44.14		$16,461,335	$92,547,649

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares, which authorization was subsequently increased to up to $100 million in November 2024. On November 5, 2025, the Board of Directors approved an increase in the share repurchase authorization to $150 million. In February 2026, the Board approved another program expansion to $250 million. The program does not obligate the Company to acquire a minimum number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

The Company has determined to hold its 2026 annual general meeting of shareholders (the “2026 Annual Meeting”) on June 16, 2026. Because the 2026 Annual Meeting date has advanced by more than 30 days from the anniversary date of the Company’s 2025 annual general meeting of shareholders (the “2025 Annual Meeting”), in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended, the Company is informing shareholders of such change.

In addition, because the 2026 Annual Meeting will be held more than 30 days from the anniversary date of the 2025 Annual Meeting, the deadline for submitting shareholder proposals for consideration at the 2026 Annual Meeting set forth in the Company’s 2025 Proxy Statement no longer applies. Accordingly, in order to be included in the proxy materials for the 2026 Annual Meeting, shareholders who intend to propose business for consideration at the 2026 Annual Meeting to be included in the Company’s proxy materials for the 2026 Annual Meeting (including a proposal made pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, and any notice on Schedule 14N) must ensure that such proposal is received by the Company at its principal executive offices, Avenida Circunvalar a 100 mts de la Via 40, Barrio Las Flores, Barranquilla, Colombia, 080001, no later than 5:00 p.m., Eastern time, on May 11, 2026. Proponents are advised to submit their proposals by certified mail, return receipt requested, addressed to the Company’s Corporate Secretary. The May 11, 2026 deadline will also apply in determining whether notice of a shareholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) of the Exchange Act. The Company currently intends to make its proxy materials available to shareholders beginning on or about May 15, 2026.

Shareholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2026 Annual Meeting must comply with applicable Cayman Islands law, the rules and regulations promulgated by the Securities and Exchange Commission and the procedures set forth in the Company’s Amended and Restated Memorandum and Articles of Association.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Inc. for the quarter ended March 31, 2026, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2026

