Form 10-Q
period 2026-06-30
Tecnoglass Holdings Inc.
filed 2026-08-06
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35436

TECNOGLASS HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	98-1271120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 3, 2026, there were 44,364,616 ordinary shares, $0.0001 par value per share, outstanding.

TECNOGLASS HOLDINGS INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$80,814	$100,901
Investments	3,466	3,150
Trade accounts receivable, net	287,466	239,448
Due from related parties	2,075	2,002
Inventories	271,595	213,524
Contract assets – current portion	29,701	31,809
Other current assets	55,082	62,724
Total current assets	$730,199	$653,558
Long-term assets:
Property, plant and equipment, net	$562,122	$476,159
Long term accounts receivable	1,887	1,730
Deferred income taxes	329	1,257
Contract assets – non-current	28,414	20,506
Intangible assets	13,808	12,959
Goodwill	30,059	30,059
Equity method investment	55,656	57,443
Other long-term assets	7,417	6,721
Total long-term assets	699,692	606,834
Total assets	$1,429,891	$1,260,392
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$6,156	$427
Trade accounts payable and accrued expenses	178,854	127,228
Due to related parties	8,895	10,881
Dividends payable	6,675	6,730
Contract liability – current portion	173,825	149,442
Other current liabilities	18,250	57,038
Total current liabilities	$392,655	$351,746
Long-term liabilities:
Deferred income taxes	$28,181	$22,404
Contract liability – non-current	1,045	1,988
Long-term debt	219,238	171,202
Total long-term liabilities	248,464	195,594
Total liabilities	$641,119	$547,340
SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026, and December 31, 2025 respectively	$	$
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 46,389,046 shares issued, and 44,364,716 shares outstanding at June 30, 2026; and, 46,389,146 shares issued, and 44,737,726 shares outstanding at December 31, 2025	5	5
Treasury stock	(95,679)	(79,218)
Legal Reserves	1,458	1,458
Additional paid-in capital	153,353	153,358
Retained earnings	713,697	670,558
Accumulated other comprehensive (loss)	15,938	(33,109)
Shareholders’ equity attributable to controlling interest	788,772	713,052
Total liabilities and shareholders’ equity	$1,429,891	$1,260,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tecnoglass Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating revenues:
External customers	$294,571	$254,145	$542,962	$475,417
Related parties	720	1,401	1,341	2,417
Total operating revenues	295,291	255,546	544,303	477,834
Cost of sales	(185,257)	(141,211)	(338,435)	(265,974)
Gross profit	110,034	114,335	205,868	211,860
Operating expenses:
Selling expense	(45,081)	(29,730)	(67,981)	(53,347)
General and administrative expense	(28,409)	(23,405)	(56,402)	(42,260)
Total operating expenses	(73,490)	(53,135)	(124,383)	(95,607)
Other Operating income	-	4	-	4,280
Operating income	36,544	61,204	81,485	120,533
Non-operating income, net	644	588	1,500	1,604
Equity method (loss) income	(231)	942	(129)	2,286
Foreign currency transactions gains	5,213	847	6,130	338
Interest expense, net and deferred cost of financing	(3,520)	(1,350)	(6,543)	(2,681)
Income before taxes	38,650	62,231	82,443	122,080
Income tax provision	(14,095)	(18,148)	(25,997)	(35,808)
Net income	$24,555	44,083	56,446	$86,272
Basic income per share	$0.55	0.94	1.27	$1.84
Diluted income per share	$0.55	0.94	1.27	$1.84
Basic weighted average common shares outstanding	44,364,801	46,988,155	44,497,265	46,989,650
Diluted weighted average common shares outstanding	44,364,801	46,988,155	44,497,265	46,989,650
Other comprehensive income:
Foreign currency translation adjustments	35,693	13,260	48,905	32,836
Change in fair value of investments available for sale and derivative contracts	(50)	785	142	148
Other comprehensive income	35,643	14,045	49,047	32,984
Total Comprehensive income	$60,198	$58,128	$105,493	$119,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tecnoglass Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,446	86,272
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	1,322	987
Depreciation and amortization	21,367	16,479
Deferred income taxes	5,009	2,002
Equity method income	129	(2,286)
Gain on disposal of assets	487	(4,254)
Deferred cost of financing	307	556
Realized gain on derivative instruments	1,181	-
Unrealized currency translation gains	(15,956)	(8,718)
Other non-cash adjustments	31	391
Changes in operating assets and liabilities:
Trade accounts receivable	(32,334)	(20,376)
Inventories	(35,818)	(23,996)
Prepaid expenses	(2,691)	(2,529)
Other assets	19,953	(3,248)
Trade accounts payable and accrued expenses	31,340	21,802
Taxes payable	(39,160)	(18,513)
Labor liabilities	(1,810)	87
Other liabilities	178	15
Contract assets and liabilities	3,668	21,387
Related parties	(2,533)	(1,298)
CASH PROVIDED BY OPERATING ACTIVITIES	$11,116	64,760

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	2,257	8,914
Business acquisition	-	(6,841)
Purchase of investments	(600)	(73)
Sale of property and equipment	-	12,312
Acquisition of property and equipment	(52,662)	(62,939)
CASH USED IN INVESTING ACTIVITIES	$(51,005)	(48,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(13,364)	(14,095)
Share repurchases	(16,466)	(339)
Proceeds from debt	63,810	3,613
Repayments of debt	(15,731)	(4,103)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$18,249	(14,924)

Effect of exchange rate changes on cash and cash equivalents	$1,553	1,816

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,087)	3,025
CASH AND CASH EQUIVALENTS - Beginning of period	100,901	134,882
CASH AND CASH EQUIVALENTS - End of period	$80,814	137,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,698	$3,343
Income Tax	$51,609	$47,360

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$9,778	$7,663
Account payable for business acquisition	$-	$3,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tecnoglass Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Ordinary Shares, $0.0001 Par Value		Treasury Stock		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2025	46,389,146	5	1,651,420	(79,218)	153,358	1,458	670,558	(33,109)	713,052

Dividend ($0.15 per share)	-	-	-	-	-	-	(6,652)	-	(6,652)

Share Repurchase	-	-	372,910	(16,461)	-	-	-	-	(16,461)

Change in fair value of investments available for sale and derivative contracts	-	-	-	-	-	-	-	192	192

Foreign currency translation	-	-	-	-	-	-	-	13,212	13,212

Net income	-	-	-	-	-	-	31,891	-	31,891

Balance at March 31, 2026	46,389,146	5	2,024,330	(95,679)	153,358	1,458	695,797	(19,705)	735,234

Dividend ($0.15 per share)	-	-	-	-	-	-	(6,655)	-	(6,655)

Share Repurchase	(100)	-	-	-	(5)	-	-	-	(5)

Change in fair value of investments available for sale	-	-	-	-	-	-	-	(50)	(50)

Foreign currency translation	-	-	-	-	-	-	-	35,693	35,693

Net income	-	-	-	-	-	-	24,555	-	24,555

Balance at June 30, 2026	46,389,046	5	2,024,330	(95,679)	153,353	1,458	713,697	15,938	788,772

	Ordinary Shares, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2024	46,991,558	5	192,094	1,458	538,787	(101,161)	631,183

Dividend ($0.15 per share)	-	-	-	-	(7,050)	-	(7,050)

Share Repurchase	(1,610)	-	(124)	-	-	-	(124)

Derivative financial instruments	-	-	-	-	-	(637)	(637)

Foreign currency translation	-	-	-	-	-	19,576	19,576

Net income	-	-	-	-	42,189	-	42,189

Balance at March 31, 2025	46,989,948	5	191,970	1,458	573,926	(82,222)	685,137

Dividend ($0.15 per share)	-	-	-	-	(7,049)	-	(7,049)

Share Repurchase	(2,800)	-	(215)	-	-	-	(215)

Derivative financial instruments	-	-	-	-	-	785	785

Foreign currency translation	-	-	-	-	-	13,260	13,260

Net income	-	-	-	-	44,083	-	44,083

Balance at Jun 30, 2025	46,987,148	5	191,755	1,458	610,960	(68,177)	736,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tecnoglass Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Note 1. General

Business Description

Tecnoglass Holdings Inc., a Florida corporation (the “Company”, “Tecnoglass”, “we”, “us” or “our”) manufactures hi-specification, architectural glass and windows for the global residential and commercial construction industries. Currently the Company offers design, production, marketing, and installation of architectural systems for buildings of high, medium and low elevation size. Products include windows and doors in glass, aluminum, and vinyl, office partitions and interior divisions, floating facades and commercial window showcases. The Company sells to customers in North, Central and South America, and exports more than 97% of its production to foreign countries.

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

The Company was originally incorporated in 2013 in the Cayman Islands as Andina Acquisition Corporation and later changed its name to Tecnoglass Inc. in connection with a business combination between Tecnoglass subsidiaries C.I. Energia Solar S.A. E.S. Windows (“ES”) and Tecnglass S.A. (“TG”) and Andina Acquisition Corporation. Effective July 7, 2026, Tecnoglass Inc. completed a change of jurisdiction of incorporation from the Cayman Islands to the State of Florida through a transaction known as a continuation under Section 206 of the Companies Act (as amended) of the Cayman Islands and Section 607.11920 of the Florida Business Corporation Act (the “Continuation”). The Continuation became effective on July 7, 2026 upon the Company’s registration with the State of Florida and the concurrent de-registration application of the Company in the Cayman Islands. As part of the Continuation, the Company’s name was changed to Tecnoglass Holdings Inc.

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

Principles of Consolidation

These unaudited consolidated financial statements consolidate Tecnoglass, its subsidiaries TG, ES, ES Windows LLC (“ESW LLC”), Tecnoglass LLC, Tecno RE LLC, Tecnoglass Armour, LLC, GM&P Consulting and Glazing Contractors (“GM&P”), Componenti USA LLC, ES Metals SAS (“ES Metals”), Ventanas Solar S.A (“VS”), which are entities in which we have a controlling financial interest because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All significant intercompany accounts and transactions are eliminated in consolidation, including unrealized intercompany profits and losses. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control.

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

The changes in the product warranty liability for the six months ended June 30, 2026, are:

	Six months ended
	June 30,
	2026	2025
Balance at beginning of period	$363	$-
Accruals for product warranties issued during period	550	570
Reductions for payments made under product warranties	(610)	(279)
Balance at end of period	$303	$291

Recovery of Previously Paid Import Tariffs

During the three months ended March 31, 2026, the Company recorded $1,876 of recoveries associated with import tariffs on certain products imported to the United States under the International Emergency Economic Powers Act (“IEEPA”) paid in 2025 and the first quarter of 2026. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were not valid, and in March 2026, the Court of International Trade ruled that U.S. Customs and Border Protection was required, subject to applicable procedures, to refund IEEPA tariffs that had been collected. The Company filed reimbursement claims with U.S. Customs and Border Protection, which were accepted on April 20, 2026 and reimbursement was received in July, 2026. These recoveries relate to previous year and current period imports for which eligibility for refund was subsequently established. The Company recognized the recovery in the period in which realization became probable and reasonably estimable as a reduction to selling expenses on the Condensed Consolidated Statement of Operations.

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

The purchase price for the acquisition was $10,429, of which $6,588 of the purchase price was paid in cash by the Company on April 3, 2025. Post-acquisition working capital adjustment of $253 was paid 45 days after transaction closing date, with the remaining amount to be payable by the Company in cash within 365 days after closing date, subsequently extended. The total amount of acquisition-related costs was $588, which are included within general and administrative expenses in the Statement of operations during the second quarter of 2025.

The total consideration transferred was $10,429. Under ASC 805, a company can apply measurement period adjustments during the twelve-month period after the date of acquisition. During this period, the acquirer may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values. The allocation of the consideration transferred was based on management’s judgment after evaluation of several factors, including a preliminary valuation assessment. The adjustment period ended on April 3, 2026.

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

Note 4. - Inventories, net

	June 30, 2026	December 31, 2025
Raw materials	$201,805	$152,174
Work in process	31,268	27,467
Finished goods	3,325	3,222
Spares and accessories	33,437	28,662
Packing material	2,384	2,439
	272,219	213,964
Less: Inventory allowance	(624)	(440)
	$271,595	$213,524

Note 5. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Fixed price contracts	$79,645	$61,228	$155,753	$114,202
Product sales	215,646	194,318	388,550	363,632
Total Revenues	$295,291	$255,546	$544,303	$477,834

The following table presents revenues broken down by geographical location:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Colombia	$6,154	$6,621	$13,673	$13,035
United States	286,242	242,347	523,382	454,801
Other	2,895	6,578	7,248	9,998
Total Revenues	$295,291	$255,546	$544,303	$477,834

The following table presents revenues broken down by market:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Residential	$126,499	$109,598	$214,969	$198,527
Commercial	168,792	145,948	329,334	279,307
Total Revenues	$295,291	$255,546	$544,303	$477,834

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

Trade accounts receivable consists of the following:

	June 30, 2026	December 31, 2025
Short-term trade accounts receivable	$292,134	$243,768
Less: Allowance for credit losses	(4,668)	(4,320)
Total short-term trade accounts receivable	287,466	239,448
Long term trade accounts	1,887	1,730
Total trade accounts receivable	$289,353	$241,178

The changes in the allowance for credit losses for the six months ended June 30, 2026, are:

Six months ended June 30, 2026
Balance at beginning of period	$4,320
Provisions for credit losses	1,322
Deductions and write-offs, net of foreign currency adjustment	(974)
Balance at end of period	$4,668

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

The table below presents the components of net contract assets (liabilities):

	June 30, 2026	December 31, 2025
Contract assets — current	$29,701	$31,809
Contract assets — non-current	28,414	20,506
Contract liabilities — current	(173,825)	(149,442)
Contract liabilities — non-current	(1,045)	(1,988)
Net contract liability	$(116,755)	$(99,115)

The components of contract assets are presented in the table below:

	June 30, 2026	December 31, 2025
Unbilled contract receivables, gross	$6,421	$9,084
Retainage	51,694	43,231
Total contract assets	58,115	52,315
Less: current portion	29,701	31,809
Contract Assets – non-current	$28,414	$20,506

The components of contract liabilities are presented in the table below:

	June 30, 2026	December 31, 2025
Billings in excess of costs	$122,407	$104,376
Advances from customers on uncompleted contracts	52,463	47,054
Total contract liabilities	174,780	151,430
Less: current portion	173,825	149,442
Contract liabilities – non-current	$1,045	$1,988

During the three and six months ended June 30, 2026, the Company recognized $11,336 and $23,274 of sales related to its contract liabilities on January 1, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized $10,314 and $16,858 of sales related to its contract liabilities on January 1, 2025, respectively.

Remaining Performance Obligations

As of June 30, 2026, the Company had $884.2 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $309.2 million are expected to be recognized during the year ending December 31, 2026, $409.8 million during the year ending December 31, 2027, and $165.2 million during the year ending December 31, 2028.

Note 6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of Continental.

	June 30, 2026
	Gross	Acc. Amort.	Net
Trade Names	170	(50)	120
Software and licenses	20,171	(11,326)	8,845
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(1,826)	4,434
Contract Backlog	670	(261)	409
Total	$27,271	$(13,463)	$13,808

	December 31, 2025
	Gross	Acc. Amort.	Net
Trade Names	170	(28)	142
Software and licenses	17,217	(10,138)	7,079
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(1,043)	5,217
Contract Backlog	670	(149)	521
Total	$24,317	$(11,358)	$12,959

The weighted average amortization period is 2.9 years.

During the three and six months ended June 30, 2026, the amortization expense amounted to $974 and $1883, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and six ended June 30, 2025, the amortization expense amounted to $645 and $950, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of June 30, 2026, is as follows:

Year ending December 31,
2026	$2,079
2027	3,706
2028	3,257
2029	1,890
Thereafter	2,876
Total	$13,808

Note 7. Supplier Finance Program

Tecnoglass has established payment times to suppliers for the purchase of goods and services, which normally range between 30 and 60 days. In the normal course of business, suppliers may require liquidity and manage, through third parties, the advanced payment of invoices. The Company allows its suppliers the option to payments in advance of an invoice due date, through a third-party finance provider or intermediary, with the purpose of allowing suppliers to obtain the required liquidity. For these purposes, suppliers present to Tecnoglass. the third-party finance provider or intermediary with whom they will carry out the finance program and establish an agreement, through which the invoices will be paid by the third-party finance provider or intermediary once Tecnoglass. has confirmed the invoices as valid. Once the Company confirms the invoices are valid, the third-party finance provider or intermediary proceeds with the payment to the supplier. Subsequently, Tecnoglass. pays the invoices for goods or services to the third-party finance provider or intermediary selected by the supplier. Payment times do not vary from those initially agreed with the supplier, as stated in the invoices factored by the supplier (i.e. between 30 and 60 days). Pursuant to the supplier finance programs, the Company has not been required to pledge any assets as security nor to provide any guarantee to third-party finance provider or intermediary.

As of June 30, 2026, the obligations outstanding related to the supplier finance program amounted to $21,686, recorded as current liabilities, in the following balance sheet lines: Trade accounts payable and accrued expenses $21,000 & due to related parties $686.

Note 8. Debt

The Company’s debt is comprised of the following:

	June 30, 2026	December 31, 2025
Revolving lines of credit	$596	$387
Finance lease	3,941	41
Other current debt	4,628	-
Senior Secured Credit Facility	219,000	174,000
Less: Deferred cost of financing	(2,771)	(2,799)
Total obligations under borrowing arrangements	225,394	171,629
Less: Current portion of long-term debt and other current borrowings	6,156	427
Long-term debt	$219,238	$171,202

In September 2025, the Company entered into a new Senior Secured Credit Facility, transitioning from a term loan and revolving facility structure to a fully committed revolving facility structure which allowed the Company to (i) increase total committed borrowing capacity from $150 million to $500 million, (ii) reduce borrowing costs by approximately 25 basis points, and (iii) extend the initial maturity date by five years to December 2030. Borrowings under the new facility bear interest at the Secured Overnight Financing Rate (SOFR) with no floor, plus a spread of 1.25 % based on the Company’s net leverage ratio (previously 1.50 % over SOFR). The effective interest rate for the facility, including deferred issuance costs, is 6.98 % as of December 31, 2025. The Company incurred total costs and fees of $2,783 in lender fees which were capitalized as deferred financing costs, and are presented as a deduction from the related debt liability.

The transaction was accounted for as a debt extinguishment under ASC 470-50. Accordingly, the prior term-loan and revolving credit facilities were derecognized, and the new revolving facility was initially recognized at its principal amount, net of deferred financing costs. As a result, the Company recognized a loss on extinguishment of debt of $1,354, representing $1,302 for the write-off of the remaining unamortized deferred financing costs related to the prior term-loan and revolving credit facilities, and $52 of termination costs associated with closing the prior facility. Cash proceeds from the new facility and repayments of the extinguished debt are reflected within financing activities in the condensed consolidated statements of cash flows. Of the $2,783 of total fees incurred, $1,803 were deducted from the gross proceeds and presented net within “Proceeds from debt,” with the remaining $980 recorded as cash outflows classified under “Deferred financing costs and debt issuance fees” within financing activities. During the six months ended June 30, 2026, the Company drew down $60 million from its revolving credit facility and repaid $15 million.

Interest income (expense), net and deferred cost of financing is comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income (expense), net and deferred cost of financing:
Interest expense	(3,429)	(1,078)	(5,957)	(2,126)
Deferred cost of financing	(155)	(272)	(307)	(555)
Derivative financial instrument loss	64	-	(279)	-
Interest expense, net and deferred cost of financing:	$(3,520)	$(1,350)	$(6,543)	$(2,681)

Maturities of long-term debt and other current borrowings as of June 30, 2026, are as follows:

2026	$6,156
2027	953
2028	848
2029	769
2030	219,439
Total	$228,165

The Company’s loans have maturities ranging from several weeks to 5 years. Our credit facilities bore a weighted average interest rate of 5.14% as of June 30, 2026.

Finance Leases

As of June 30, 2026, the Company had right-of-use assets (“ROU assets”) of $3,905 included within Property, Plant and Equipment, and lease liabilities of $3,941 on its Condensed Consolidated Balance Sheet, of which $932 is presented within short-term debt and current portion of long-term debt and $3,009 is classified as long-term debt. These leases primarily relate to real estate, including showrooms, office space and industrial warehouses, as well as computing equipment. Certain lease agreements include options to extend the lease term; however, the Company does not consider these options reasonably certain of exercise.

The Company recognizes amortization of ROU assets and interest expense on lease liabilities in its Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2026, the Company recorded ROU asset amortization of $306, and $564, respectively; and interest expense of $43, and $68, respectively.

Cash paid for amounts included in the measurement of lease liabilities was $702 for the six months ended June 30, 2026, consisting of $68 classified as operating cash flows and $634 classified as financing cash flows. Non-cash additions to ROU assets in exchange for lease liabilities were $3,073 during the period.

Future minimum lease payments for the years ended June 30, of each year are as follows:

2026	$1,078
2027	1,060
2028	917
2029	804
2030 and thereafter	446
Total undiscounted cashflows	4,304
Less: Imputed Interest	363
Present value of lease liability	$3,941

As of June 30, 2026, the weighted-average remaining lease term for finance leases was 4.1 years and the weighted-average discount rate was 4.2%.

Note 9. Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

During the quarter ended June 30, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contract is December 31, 2022 and, as a result, the Company has payment dates each quarter, commencing June 30 2023. During the quarter ended December 31, 2024, we entered into several foreign currency non-delivery option contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

On September 04, 2025 Tecnoglass amended its senior secured revolving credit facility to (i) increase the borrowing capacity under its committed Line of credit from $150 million to $500 million, (ii) reduce its borrowing costs by an approximate 25 basis points, and (iii) extend the initial maturity date by five years to the end of 2030. Borrowings under the credit facility will now bear interest at the Secured Overnight Financing Rate (SOFR) with no floor plus a spread of 1.25%, based on the Company’s net leverage ratio, compared to a prior spread of 1.50%. The facility was led by Wells Fargo Bank N.A. as Administrative Agent; with BMO Bank N.A, Citibank N.A, Citizens Bank N.A, First Citizens Bank & Trust Company and J.P. Morgan Chase Bank N.A, as Joint Lead Arrangers.

As of June 30, 2026, the fair value of the Company’s interest rate swap and foreign currency non-delivery option contracts was in a net asset position of $1.0 million. We had 2 outstanding interest rate swap contracts of $110 million through November 2026 as an economic hedge and 8 non-delivery option contracts to exchange $60 million U.S. Dollars to Colombian Pesos through December 2026.

In the second quarter of 2026, the Company did not assess the effectiveness of foreign currency non-delivery option contracts due to the contracts the Company entered into on May 5, 2026 which did not qualify for hedge accounting and were not designated as hedging instruments.

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

As of June 30,2026, there are no gains or losses, net, recognized in the “accumulated other comprehensive income” for non-delivery option and interest rate swap contracts.

The fair value of interest rate swap and foreign currency non-delivery option hedges is classified in the accompanying consolidated balance sheets, as of June 30, 2026, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives financial instruments	June 30, 2026		June 30, 2026
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$787	Accrued liabilities	$-
foreign currency non-delivery forwards		232		-
Total derivative instruments	Total derivative assets	$1,019	Total derivative liabilities	$-

The ending accumulated balance for foreign currency non-delivery option contracts included in earnings, net of tax, was $232 as of June 30,2026, comprised of a derivative gain of $232. No deferred income tax was calculated because the amounts accrued as of June 30, 2026 are the same as the compensation received.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the three months ended June 30, 2026, and 2025:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in earnings on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2026	2025		2026	2025

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$1,808	$748	Interest income (expense), net and deferred cost of financing and operating revenues	$-	$1,250

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in earnings on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Six Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2026	2025		2026	2025

Interest Rate Swap and foreign currency non-delivery forwards Contracts	$2,782	$148	Interest income (expense), net and deferred cost of financing and operating revenues	$-	$2,242

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

As of June 30, 2026, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 8 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates (which are level 2 inputs).

The following table summarizes the fair value and carrying amounts of our long-term debt:

	June 30, 2026	December 31, 2025
Fair Value	$215,180	$170,727
Carrying Value	$219,238	$171,202

Note 10. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes. Tecnoglass as well as the Company’s other subsidiaries in the Cayman Islands do not currently have any tax obligations.

On July 7, 2026, the Company completed its continuation from the Cayman Islands to the State of Florida and changed its jurisdiction of incorporation from the Cayman Islands to Florida. In connection with the continuation, the Company became governed by the Florida Business Corporation Act and its Florida Articles of Incorporation and Bylaws. Each outstanding ordinary share of the Company automatically became a share of common stock of the Florida corporation with the same par value, and the Company’s common stock continues to be listed and traded on the New York Stock Exchange under the symbol “TGLS.”

As a result of the redomiciliation, the Company will be subject to U.S. federal income taxation. The Company’s foreign subsidiaries will be treated as controlled foreign corporations for U.S. tax purposes, and certain income of those entities will be included in the U.S. tax computation. Management believes that the effective foreign tax rates applicable to such income are sufficient to generate foreign tax credits that substantially offset any incremental U.S. federal income tax liability. Accordingly, management does not expect the redomiciliation to have a material impact on the Company’s income tax provision.

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Current income tax
United States	$(7,327)	$(8,286)	$(14,417)	$(11,920)
Colombia	(1,208)	(10,329)	(6,571)	(21,881)
Panama	-	(1)	-	(5)
	(8,535)	(18,616)	(20,988)	(33,806)

Deferred income Tax
United States	(3,130)	58	(994)	(1,355)
Colombia	(2,430)	410	(4,015)	(647)
	(5,560)	468	(5,009)	(2,002)
Total income provision	$(14,095)	$(18,148)	$(25,997)	$(35,808)

Effective tax rate	36.5%	29.2%	31.5%	29.3%

The effective income tax rate for the three and six months ended June 30, 2026, of 36.5%, and 31.5%, respectively, reflects he impact of certain foreign expenses incurred by the Company’s Colombian subsidiaries that are not deductible for income tax purposes. The effective income tax rate for the three and six months ended June 30, 2025, of 29.2%, and 29.3%, respectively, approximates the weighted average statutory rate of 29.1%.

Note 11. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	June 30,	December 31,
	2026	2025
Due from related parties:
Alutrafic Led SAS	644	525
Studio Avanti SAS	427	403
Prisma-Glass LLC	359	404
Due from other related parties	645	670
Total due from related parties	$2,075	$2,002

Due to related parties:
Vidrio Andino	5,131	5,717
Due to other related parties	3,764	5,164
Total due to related parties	$8,895	$10,881

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales to related parties:
Prisma Glass LLC	448	785	604	1,168
Alutrafic Led SAS	276	230	569	587
Studio Avanti SAS	51	294	145	532
Sales to other related parties	(55)	93	23	130
	$720	$1,401	$1,341	$2,417

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three and six months ended June 30, 2026, we sold $276, and $569, respectively, to Alutrafic, compared to $230 and $587 during the three and six months ended June 30, 2025, respectively. Additionally, we had outstanding accounts receivable from Alutrafic of $644 and $525 as of June 30, 2026, and December 31, 2025, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-for-profit entity set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and six months ended June 30, 2026 of $1,242 and $2,426, respectively, compared to $998 and $2,046, during the three and six months ended June 30, 2025, respectively.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $448 and $604, respectively, to Prisma-Glass LLC during the three and six months ended June 30, 2026, compared to $785 and $1,168, respectively, during the three and six months ended June 30, 2025. The Company had outstanding accounts receivable from Prisma-Glass of $359 and $404 as of June 30, 2026, and December 31, 2025, respectively.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and six months ended June 30, 2026, we purchased $462 and $846, respectively, compared to $131 and $719 purchased during the three and six months ended June 30, 2025, respectively.

Storm Armour Solutions

In June 2025, the Company entered into a partnership with Storm Armour, LLC to create Storm Armour Solutions, LLC which has the purpose of participating in the sale, sublicensing, and distribution of licensed products in the areas of influence, under a licensing agreement. To join this business, Tecno Inc created a wholly owned subsidiary named Tecnoglass Armour, LLC, a Limited Liability Company based in the State of Florida. Tecnoglass Armour, LLC has a 60% capital contribution of Storm Armour Solutions, LLC. As of June 30, 2026, we had an investment of $901 recorded on our consolidated balance sheet.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the Company’s largest shareholder. As of June 30, 2026 and December 31, 2025, the Company had outstanding accounts receivable from Avanti of $427 and $403, respectively. During the three and six months ended June 30, 2026, we sold $51 and $145 of products to Avanti, respectively, compared to $294 and $532 during the three and six months ended June 30, 2025, respectively.

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

In the ordinary course of business, we purchased $9,352 and $17,393, of materials from Vidrio Andino during the three and six months ended June 30, 2026, respectively, compared to $10,633, and $19,678, during the three and six months ended June 30, 2025, respectively. We also had outstanding payables to Vidrio Andino of $5,131 and $5,717 as of June 30, 2026 and December 31, 2025, respectively. We recorded equity method loss of $159, and income of $3, on our Consolidated Statement of Operations during the three and six months ended June 30, 2026, respectively, compared to $941 and $2,258, recorded during the three and six months ended June 30, 2025, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $883 and $810 as of June 30, 2026 and December 31, 2025, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 12. Shareholders’ Equity

Dividends

On June 10, 2026, the Company declared a regular quarterly dividend of $0.15per share, or $0.60 per share on an annualized basis. The dividend was paid on July 31, 2026, to shareholders of record as of the close of business on June 30, 2026.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share
Net Income attributable to parent	$24,555	$44,083	$56,446	$86,272

Denominator
Denominator for basic earnings per ordinary share - weighted average shares outstanding	44,364,801	46,988,155	44,497,265	46,989,650
Effect of dilutive securities and stock dividend
Denominator for diluted earnings per ordinary share - weighted average shares outstanding	44,364,801	46,988,155	44,497,265	46,989,650
Basic earnings per ordinary share	$0.55	$0.94	$1.27	$1.84
Diluted earnings per ordinary share	$0.55	$0.94	$1.27	$1.84

Treasury Stock

During the six months ended June 30, 2026, the Company repurchased 372,910 shares for an aggregate purchase price of $16.5 million as part of its existing share repurchase program to enhance long-term stockholders value. Treasury stock is recorded at cost and presented as a reduction of stockholders’ equity in the accompanying Consolidated Balance Sheets. As of June 30, 2026, treasury shares are carried at their aggregate repurchase cost of $95,679.

Note 13. Commitments and Contingencies

Commitments

As of June 30, 2026, the Company had outstanding obligations to purchase an aggregate of at least $151,878 of certain raw materials from a specific supplier before February 28, 2030, and an aggregate of at least $8,364 of certain raw materials from a specific supplier through 2028.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us” or “our” are to Tecnoglass Holdings Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

We have focused on working with The Power of Quality, always making sure that our vision of sustainability is immersed into every aspect of our business, including social, environmental, economic and governance variables, that help us make decisions and create value for our stakeholders. We carry out a series of initiatives based on our global sustainability strategy, which is supported on three fundamental pillars: promoting an ethical and responsible continuous growth, leading eco-efficiency and innovation, and empowering our environment. As part of this strategy, we have voluntarily adhered to UN Global Compact Principles since 2017 and in pursuit of our cooperation with the attainment of the Sustainable Development Goals joined in 2021 a program to dynamize, strengthen and make visible the management of greenhouse gas emissions as a carbon neutral strategy set out by the Colombian government for 2050. Additionally, we are advancing initiatives in circular economy and implementing comprehensive water management and treatment strategies aimed at improving efficiency, reuse and replenishment, in order to maintain our water-positive operations.

RESULTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating Revenues	$295,291	$255,546	$544,303	$477,834
Cost of sales	(185,257)	(141,211)	(338,435)	(265,974)
Gross profit	110,034	114,335	205,868	211,860
Operating expenses	(73,490)	(53,135)	(124,383)	(95,607)
Other operating income	-	4	-	4,280
Operating income	36,544	61,204	81,485	120,533
Non-operating income and expenses, net	644	588	1,500	1,604
Equity method (loss) income	(231)	942	(129)	2,286
Foreign currency transactions gains	5,213	847	6,130	338
Interest Expense and deferred cost of financing	(3,520)	(1,350)	(6,543)	(2,681)
Income tax provision	(14,095)	(18,148)	(25,997)	(35,808)
Net income	24,555	44,083	56,446	86,272

Comparison of quarterly periods ended June 30, 2026 and 2025

Revenues

Operating revenues increased $39.7 million, or 15.6%, from $255.5 during the quarter ended June 30, 2025, to $295.3 million, during the quarter ended June 30, 2026. Strong revenues during the second quarter of 2026 were driven by market share gains and stronger activity in our core U.S markets, where revenues increased $43.9 million, or 18.1% year over year, to $286.2 million. In terms of end markets, the increase was driven by strong growth in both US commercial and residential market. Revenues from the commercial market rose 15.7% or $22.8 million year over year, as we continue to execute on our growing project backlog. In addition, residential market sales increased 15.4% or $16.9 million yar over year, reflecting market share gains in new geographies and a modest pull-forward effect when we announced a mid-single digit price increase for quotes issued after May. Revenues from Latin America and the Caribbean decreased $4.1 million, or 31.4% year over year.

Gross profit

Gross profit during the second quarter of 2026 was $110.0 million, a decrease of $4.3 million, or 3.8%, from $114.3 million during the second quarter of 2025. The gross profit margin during the three months ended June 30, 2026, was 37.3%, compared to 44.7% during the second quarter of 2025, primarily driven by higher input costs associated with increasing aluminum prices, as well as higher salaries given the one-time double digit minimum wage increase put in place in Colombia at the beginning of 2026. Additionally, we had a stronger local currency year over year, impacting our local currency costs on a comparable basis. The aforementioned factors were partially offset by positive pricing adjustments implemented in the second quarter of last year and by operating leverage on higher revenues.

Expenses

Operating expenses increased $20.3 million, or 38.3%, from $53.1 million to $73.4 million for the quarters ended June 30, 2025 and 2026, respectively. The increase resulted primarily from Tariffs on imports into the U.S. which generated a total expense of $18.7 million during the second quarter of 2026, an increase of $10.6 million or 129.2% year over year, from a total Tariff expense of $8.1 million during the second quarter of 2025. Additionally, increased personnel cost, on higher salaries and a stronger Colombian Peso.

Non operating income and expenses, net

During the three months ended June 30, 2026 and 2025, the Company recorded net non-operating income of $0.6 million in both periods. Non-operating income is comprised of interest income from short-term investments, as well as non-operating expenses related to certain charitable contributions. Equity method income, mainly from our joint venture with Saint Gobain decreased $1.2 million, or 124.5%, after recording a loss of $0.2 million during the quarter ended June 30, 2026, compared to an income of $0.9 million recorded during the quarter ended June 30, 2025.

Foreign currency transaction gains and losses

During the three months ended June 30, 2026, the Company recorded a non-operating income of $5.2 million associated with foreign currency transactions compared to a net non-operating income of $0.8 million during the three months ended June 30, 2025.

Interest income (expense), net and deferred cost of financing

Interest expense and deferred cost of financing increased by $2.2 million, or 160.8%, to $3.5 million for the quarter ended June 30, 2026, as a result of higher amount of debt from our Senior secured credit facility further explained under capital resources.

Income Taxes

We recorded income tax expense of $14.1 million and $18.1 million during the three months ended June 30, 2026, and 2025, respectively. The effective income tax rate of 36.5% for the three months ended June 30, 2026, primarily reflects the impact of certain foreign expenses incurred by the Company’s Colombian subsidiaries that are not deductible for income tax purposes.

As a result of the foregoing, the Company recorded net income for the three months ended June 30, 2026, of $24.6 million compared to net income of $44.1 million for the three months ended June 30, 2025.

Comparison of six-month periods ended June 30, 2026 and 2025

Revenues

Operating revenues during the six months ended June 30, 2026 was $544.3 million, compared to $477.8 million during the six months ended June 30, 2025, an increase of $66.5 million or 13.9%, year over year. Strong revenues during the first half of 2026 were driven by strong activity in the U.S market, where revenues increased $68.6 million, or 15.1% year over year, to $523.4 million. The increase was driven by higher U.S. commercial market revenues, up $50.0 million, or 17.9% year over year, as we continue to execute on our growing backlog of projects. Residential revenues increased $16.4 million, or 8.3% year over year, resulting from strong demand momentum in core markets and our ongoing geographical expansion, and a modest pull-forward effect when we announced a mid-single digit price increase for quotes issued after May. Revenues from Latin America and the Caribbean decreased $2.1 million, or 9.2% year over year.

Gross profit

Gross profit during the first half of 2026 was $205.9 million, a decrease of $6.0 million, or 2.8%, from $211.9 million during the first half of 2025. The gross profit margin during the six months ended June 30, 2026, was 37.8%, compared to 44.3% during the same period of 2025, primarily driven by higher input costs associated with increasing aluminum prices, as well as higher salaries given the one-time double digit minimum wage increase put in place in Colombia at the beginning of 2026. Additionally, we had a stronger local currency year over year, impacting our local currency costs on a comparable basis. The aforementioned factors were partially offset by positive pricing adjustments implemented in the second quarter of last year.

Expenses

Operating expenses increased $28.8 million, or 30.1%, from $95.7 million to $124.4 million for the six months ended June 30, 2025, and 2026, respectively. The increase resulted primarily from tariffs on imports into the U.S. which generated a net expense of $20.0 million during the first half of 2026. including a $1.9 million recovery of previously paid import tariffs following the invalidation of certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), an increase of $7.0 million or 53.8% year over year, from a total Tariff expense of $13.0 million during the first half of 2025. Additionally, operating expenses increased due to higher personnel costs resulting from higher salaries and a stronger Colombian Peso.

Non operating income and expenses, net

During the six months ended June 30, 2026 and 2025, the Company recorded net non-operating income of $1.5 million and $1.6 million, respectively. Non-operating income is comprised of interest income from short-term investments, as well as non-operating expenses related to certain charitable contributions. Equity method income, mainly from our joint venture with Saint Gobain, decreased $2.4 million, or 105.6%, after recording a net loss of $0.1 million during the six months ended June 30, 2026, compared to an income of $2.3 million recorded during the six months ended June 30, 2025.

Foreign currency transaction gains and losses

During the six months ended June 30, 2026, the Company recorded a non-operating income of $6.1 million associated with foreign currency transactions compared to a net non-operating income of $0.3 million during the six months months ended June 30, 2025.

Interest income (expense), net and deferred cost of financing

Interest expense and deferred cost of financing increased by $3.9 million, or 144.1%, to $6.5 million for the six months ended June 30, 2026, as a result of higher amount of debt from our Senior secured credit facility further explained under capital resources

Income Taxes

We recorded income tax expense of $26.0 million and $35.8 million during the six months ended June 30, 2026, and 2025, respectively. The effective income tax rate of 31.5% for the six months ended June 30, 2026, primarily reflects the impact of certain foreign expenses incurred by the Company's Colombian subsidiaries that are not deductible for income tax purposes.

As a result of the foregoing, the Company recorded net income for the six months ended June 30, 2026, of $56.4 million compared to net income of $86.3 million for the six months ended June 30, 2025.

Liquidity

As of June 30, 2026 and December 31, 2025, we had a cash and cash equivalents balance of approximately $80.8 million and $100.9 million, respectively. Additionally, we currently have approximately $280 million available under several lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities throughout the remainder of the year, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the three months ended June 30, 2026 and 2025, we made investments primarily in building, machinery and equipment in the amounts of $52.7 million and $62.9 million, respectively. Additionally, we acquired $9.8 million and $7.7 million of property plant and equipment under credit during the six months ended June 30, 2026, and 2025, respectively. Investments made during the first six months of 2026 were mainly related an ongoing broad automation project to increase efficiency, improve headcount and increase capacity given the Company´s current growth which has reduced excess capacity. Additionally, we continue to amortize scheduled payments on previous investments to increase capacity and efficiency.

While the Company estimates that current manufacturing operating capacity has reached approximately $1.3 billion (which does not account for incremental installation revenue capacity) it expects to finish the year at a higher level, once current investments become operational. Additionally, the Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste, reducing headcount and improving overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Six months ended June 30,
	2026	2025
Cash Flow provided by Operating Activities	$11,116	$64,760
Cash Flow used in Investing Activities	(51,005)	(48,627)
Cash Flow provided by (used in) Financing Activities	18,249	(14,924)
Effect of exchange rates on cash and cash equivalents	1,553	1,816
Cash Balance - Beginning of Period	100,901	134,882
Cash Balance - End of Period	$80,814	$137,907

During the six months ended June 30, 2026 and 2025, operating activities generated approximately $11.1 million and $64.8 million, respectively. The main source of operating cash during the six months ended June 30, 2026, were driven by trade accounts payable. Trade accounts payable and accrued expenses generated $31.3 million during the six months ended June 30, 2026, related to higher unpaid balance of higher than usual raw material purchases as we procure a stock of U.S. sourced aluminum as part of our tariff mitigation strategy, compared with $21.8 million during the six months ended June 30, 2025. In connection, purchase of inventories used $35.8 million during the six months ended June 30, 2026, as we continue procure in advance, a higher stock of U.S. sourced aluminum as part of our supply chain resilience and tariff mitigation strategy, in contrast to $24.0 million generated during the prior year period. The larges use of cash in operating activities during the six months ended June 30, 2026 were taxes payable, which used $39.2 million and $18.5 million during the six months ended June 30, 2026 and 2025, respectively, following seasonal tax payment schedules. Additionally, trade accounts receivables, used $32.3 million in the six months ended June 30, 2026, compared with $20.4 million during the prior year period, driven by a continued elevated pace of large commercial installation jobs during the first six months of 2026, which entail longer cash cycles.

We used $51.0 million and $48.6 million in investing activities during the six months ended June 30, 2026, and 2025, respectively. During the six months ended June 30, 2026, we paid $52.7 million to acquire property plant and equipment, mainly related to scheduled payments on previous investments to increase capacity and efficiency. During the six months ended June 30, 2025, we used $62.9 million for the acquisition of property and equipment.

Financing activities also reflected gross debt proceeds of $63.8 million and repayments of $15.7 million, mainly used to repurchase $16.5 million of our stock during the six months ended June 30, 2025, leaving $92.4 million remaining under our $250 million Share Repurchase Program.

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

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia and primarily transact business in local currency. Approximately 2.5% of our consolidated revenues and 25% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. Thus a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our revenues for the three months ended June 30, 2026, increasing by $0.7 million and our costs and expenses increasing by approximately $6.8 million, resulting in a $6.1 million decrease to net earnings based on results for the three months ended June 30, 2026.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $107,131 million, such that a 1% devaluation of the Colombian peso will result in a loss of $1.1 million recorded in the Company’s Consolidated Statement of Operations as of June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of June 30, 2026 in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for each of the three months in the period ended June 30, 2026, was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 2026		$		$
Open market and privately negotiated purchases	100		$47.7		-	-
May 2026
Open market and privately negotiated purchases	-		-		-	-
June 2026
Open market and privately negotiated purchases	-		-
Total	100		$47.7		-	92,547,649

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares, which authorization was subsequently increased to up to $100 million in November 2024. On November 5, 2025, the Board of Directors approved an increase in the share repurchase authorization to $150 million. In February 2026, the Board approved another program expansion to $250 million. The program does not obligate the Company to acquire a minimum number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Holdings Inc. for the quarter ended June 30, 2026, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECNOGLASS HOLDINGS INC.

	By:	/s/ Jose M. Daes
Jose M. Daes
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Santiago Giraldo
Santiago Giraldo
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2026

