Form 10-Q
period 2026-09-30
Tecnoglass Holdings Inc.
filed 2026-11-09
CIK 1534675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

+1 305 638 5151

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TGLS	The New York Stock Exchange

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

Yes ☐ No ☒

As of November 3, 2026, there were 44,364,516 shares of common stock, $0.0001 par value per share, outstanding.

TECNOGLASS HOLDINGS INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Tecnoglass Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$97,683	$100,901
Investments	3,579	3,150
Trade accounts receivable, net	282,375	239,448
Due from related parties	2,441	2,002
Inventories	274,879	213,524
Contract assets – current portion	29,458	31,809
Other current assets	58,040	62,724
Total current assets	$748,455	$653,558
Long-term assets:
Property, plant and equipment, net	$635,375	$476,159
Long term accounts receivable	1,945	1,730
Deferred income taxes	973	1,257
Contract assets – non-current	32,098	20,506
Intangible assets	14,295	12,959
Goodwill	30,059	30,059
Equity method investment	55,520	57,443
Other long-term assets	7,589	6,721
Total long-term assets	777,854	606,834
Total assets	$1,526,309	$1,260,392
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$6,514	$427
Trade accounts payable and accrued expenses	177,831	127,228
Due to related parties	10,809	10,881
Dividends payable	6,675	6,730
Contract liability – current portion	167,704	149,442
Other current liabilities	23,627	57,038
Total current liabilities	$393,160	$351,746
Long-term liabilities:
Deferred income taxes	$29,518	$22,404
Contract liability – non-current	1,117	1,988
Long-term debt	287,126	171,202
Total long-term liabilities	317,761	195,594
Total liabilities	$710,921	$547,340
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2026, and December 31, 2025 respectively	$-	$-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 44,388,946 shares issued, and 44,364,616 shares outstanding at September 30, 2026; and, 46,389,146 shares issued, and 44,737,726 shares outstanding at December 31, 2025	5	5
Treasury stock	(95,679)	(79,218)
Legal Reserves	1,458	1,458
Additional paid-in capital	153,344	153,358
Retained earnings	723,750	670,558
Accumulated other comprehensive income (loss)	32,510	(33,109)
Shareholders’ equity attributable to controlling interest	815,388	713,052
Total liabilities and shareholders’ equity	$1,526,309	$1,260,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tecnoglass Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating revenues:
External customers	$309,745	$259,189	$852,707	$734,606
Related parties	830	1,290	2,171	3,707
Total operating revenues	310,575	260,479	854,878	738,313
Cost of sales	(204,610)	(149,159)	(543,045)	(415,133)
Gross profit	105,965	111,320	311,833	323,180
Operating expenses:
Selling expense	(45,225)	(25,977)	(113,206)	(79,324)
General and administrative expense	(28,812)	(21,321)	(85,214)	(63,581)
Total operating expenses	(74,037)	(47,298)	(198,420)	(142,905)
Other Operating income	-	1,361	-	5,641
Operating income	31,928	65,383	113,413	185,916
Non-operating income, net	1,117	1,012	2,617	2,616
Equity method (loss) income	(137)	519	(266)	2,805
Foreign currency transactions and derivative financial instruments (loss) gains	(3,260)	1,865	2,870	2,203
Loss on debt extinguishment	-	(1,354)	-	(1,354)
Interest expense, net and deferred cost of financing	(4,476)	564	(11,019)	(2,117)
Income before taxes	25,172	67,989	107,615	190,069
Income tax provision	(8,464)	(20,801)	(34,461)	(56,609)
Net income	$16,708	47,188	73,154	$133,460
Basic income per share	$0.38	1.01	1.65	$2.84
Diluted income per share	$0.38	1.01	1.65	$2.84
Basic weighted average common shares outstanding	44,364,801	46,847,728	44,452,410	46,941,647
Diluted weighted average common shares outstanding	44,364,801	46,847,728	44,452,410	46,941,647
Other comprehensive income:
Foreign currency translation adjustments	16,623	20,317	65,528	53,153
Change in fair value of investments available for sale and derivative contracts	(51)	(2,565)	91	(2,417)
Other comprehensive income	16,572	17,752	65,619	50,736
Total Comprehensive income	$33,280	$64,940	$138,773	$184,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tecnoglass Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,154	133,460
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	1,830	1,696
Depreciation and amortization	33,205	26,441
Deferred income taxes	4,692	4,576
Equity method loss (income)	266	(2,805)
Loss (gain) on disposal of assets	536	(4,226)
Deferred cost of financing	485	784
Realized loss (gain) on derivative instruments	1,903	(2,045)
Change in value of derivative liability	2,731	-
Unrealized currency translation gains	(32,480)	(18,264)
Other non-cash adjustments	150	410
Loss on extinguishment of debt	-	1,302
Changes in operating assets and liabilities:
Trade accounts receivable	(20,713)	(33,029)
Inventories	(32,434)	(33,903)
Prepaid expenses	(2,500)	(2,993)
Other assets	20,795	(2,771)
Trade accounts payable and accrued expenses	31,854	15,235
Taxes payable	(40,430)	(7,800)
Labor liabilities	2,592	3,815
Other liabilities	144	65
Contract assets and liabilities	(11,891)	26,766
Related parties	(1,253)	(1,968)
CASH PROVIDED BY OPERATING ACTIVITIES	$32,636	104,746

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	2,257	8,914
Business acquisition	-	(6,841)
Purchase of investments	(600)	(675)
Sale of property and equipment	-	12,312
Acquisition of property and equipment	(118,724)	(81,695)
CASH USED IN INVESTING ACTIVITIES	$(117,067)	(67,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(20,019)	(21,143)
Deferred financing costs and debt issuance fees	-	(1,000)
Share repurchases	(16,475)	(30,327)
Proceeds from debt	131,031	116,018
Repayments of debt	(16,023)	(114,115)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$78,514	(50,567)

Effect of exchange rate changes on cash and cash equivalents	$2,699	2,915

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,218)	(10,891)
CASH AND CASH EQUIVALENTS - Beginning of period	100,901	134,882
CASH AND CASH EQUIVALENTS - End of period	$97,683	123,991

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,574	$5,091
Income Tax	$66,143	$59,076

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under credit or debt	$11,358	$4,687
Account payable for business acquisition	$3,588	$3,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tecnoglass Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share and per share data)

(Unaudited)

	Common Stock, $0.0001 Par Value		Treasury Stock		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2025	46,389,146	5	1,651,420	(79,218)	153,358	1,458	670,558	(33,109)	713,052

Dividend ($0.15 per share)	-	-	-	-	-	-	(6,652)	-	(6,652)

Share Repurchase	-	-	372,910	(16,461)	-	-	-	-	(16,461)

Change in fair value of investments available for sale and derivative contracts	-	-	-	-	-	-	-	192	192

Foreign currency translation	-	-	-	-	-	-	-	13,212	13,212

Net income	-	-	-	-	-	-	31,891	-	31,891

Balance at March 31, 2026	46,389,146	5	2,024,330	(95,679)	153,358	1,458	695,797	(19,705)	735,234

Dividend ($0.15 per share)	-	-	-	-	-	-	(6,655)	-	(6,655)

Share Repurchase	(100)	-	-	-	(5)	-	-	-	(5)

Change in fair value of investments available for sale	-	-	-	-	-	-	-	(50)	(50)

Foreign currency translation	-	-	-	-	-	-	-	35,693	35,693

Net income	-	-	-	-	-	-	24,555	-	24,555

Balance at June 30, 2026	46,389,046	5	2,024,330	(95,679)	153,353	1,458	713,697	15,938	788,772

Dividend ($0.15 per share)	-	-	-	-	-	-	(6,655)	-	(6,655)

Share Repurchase	(100)	-	-	-	(9)	-	-	-	(9)

Change in fair value of investments available for sale	-	-	-	-	-	-	-	(51)	(51)

Foreign currency translation	-	-	-	-	-	-	-	16,623	16,623

Net income	-	-	-	-	-	-	16,708	-	16,708

Balance at September 30, 2026	46,388,946	5	2,024,330	(95,679)	153,344	1,458	723,750	32,510	815,388

	Common Stock, $0.0001 Par Value		Additional Paid in	Legal	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Reserve	Earnings	Loss	Equity
Balance at December 31, 2024	46,991,558	5	192,094	1,458	538,787	(101,161)	631,183

Dividend ($0.15 per share)	-	-	-	-	(7,050)	-	(7,050)

Share Repurchase	(1,610)	-	(124)	-	-	-	(124)

Derivative financial instruments	-	-	-	-	-	(637)	(637)

Foreign currency translation	-	-	-	-	-	19,576	19,576

Net income	-	-	-	-	42,189	-	42,189

Balance at March 31, 2025	46,989,948	5	191,970	1,458	573,926	(82,222)	685,137

Dividend ($0.15 per share)	-	-	-	-	(7,049)	-	(7,049)

Share Repurchase	(2,800)	-	(215)	-	-	-	(215)

Derivative financial instruments	-	-	-	-	-	785	785

Foreign currency translation	-	-	-	-	-	13,260	13,260

Net income	-	-	-	-	44,083	-	44,083

Balance at Jun 30, 2025	46,987,148	5	191,755	1,458	610,960	(68,177)	736,001

Dividend ($0.15 per share)	-	-	-	-	(6,986)	-	(6,986)

Share Repurchase	(417,602)	-	(29,988)	-	-	-	(29,988)

Derivative financial instruments	-	-	-	-	-	(2,565)	(2,565)

Foreign currency translation	-	-	-	-	-	20,317	20,317

Net income	-	-	-	-	47,188	-	47,188

Balance at Sep 30, 2025	46,569,546	5	161,767	1,458	651,162	(50,425)	763,967

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

The changes in the product warranty liability for the nine months ended September 30, 2026 and 2025, are:

	Nine months ended
	September 30,
	2026	2025
Balance at beginning of period	$363	$-
Accruals for product warranties issued during period	947	938
Reductions for payments made under product warranties	(913)	(570)
Balance at end of period	$397	$368

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

Note 3. - Inventories, net

	September 30, 2026	December 31, 2025
Raw materials	$197,128	$152,174
Work in process	37,775	27,467
Finished goods	3,649	3,222
Spares and accessories	34,731	28,662
Packing material	2,293	2,439
	275,576	213,964
Less: Inventory allowance	(697)	(440)
	$274,879	$213,524

Note 4. – Revenues, Trade Accounts Receivable, Contract Assets and Contract Liabilities

Disaggregation of Total Net Sales

The Company disaggregates its sales with customers by revenue recognition method for its only segment, as the Company believes these factors affect nature, amount, timing and uncertainty of the Company’s revenue and cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Fixed price contracts	$99,687	$68,311	$255,440	$182,513
Product sales	210,888	192,168	599,438	555,800
Total Revenues	$310,575	$260,479	$854,878	$738,313

The following table presents revenues broken down by geographical location:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Colombia	$11,772	$7,641	$25,445	$20,676
United States	295,096	246,374	818,478	701,175
Other	3,707	6,464	10,955	16,462
Total Revenues	$310,575	$260,479	$854,878	$738,313

The following table presents revenues broken down by market:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Residential	$118,141	$113,489	$333,110	$312,016
Commercial	192,434	146,990	521,768	426,297
Total Revenues	$310,575	$260,479	$854,878	$738,313

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

Trade accounts receivable consists of the following:

	September 30, 2026	December 31, 2025
Short-term trade accounts receivable	$287,542	$243,768
Less: Allowance for credit losses	(5,167)	(4,320)
Total short-term trade accounts receivable	282,375	239,448
Long term trade accounts	1,945	1,730
Total trade accounts receivable	$284,320	$241,178

The changes in the allowance for credit losses for the nine months ended September 30, 2026, are:

Nine months ended September 30, 2026
Balance at beginning of period	$4,320
Provisions for credit losses	1,830
Deductions and write-offs, net of foreign currency adjustment	(983)
Balance at end of period	$5,167

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

The table below presents the components of net contract assets (liabilities):

	September 30, 2026	December 31, 2025
Contract assets — current	$29,458	$31,809
Contract assets — non-current	32,098	20,506
Contract liabilities — current	(167,704)	(149,442)
Contract liabilities — non-current	(1,117)	(1,988)
Net contract liability	$(107,265)	$(99,115)

The components of contract assets are presented in the table below:

	September 30, 2026	December 31, 2025
Unbilled contract receivables, gross	$7,323	$9,084
Retainage	54,233	43,231
Total contract assets	61,556	52,315
Less: current portion	29,458	31,809
Contract Assets – non-current	$32,098	$20,506

The components of contract liabilities are presented in the table below:

	September 30, 2026	December 31, 2025
Billings in excess of costs	$121,239	$104,376
Advances from customers on uncompleted contracts	47,582	47,054
Total contract liabilities	168,821	151,430
Less: current portion	167,704	149,442
Contract liabilities – non-current	$1,117	$1,988

During the three and nine months ended September 30, 2026, the Company recognized $25,852 and $49,125 of sales related to its contract liabilities on January 1, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized $10,314 and $16,858 of sales related to its contract liabilities on January 1, 2025, respectively.

Remaining Performance Obligations

As of September 30, 2026, the Company had $839.8 million of remaining performance obligations, which represents the transaction price of firm orders minus sales recognized from inception to date. Remaining performance obligations exclude unexercised contract options, verbal commitments, Letters of Intent or written mandates, and potential orders under basic ordering agreements. The Company expects to recognize 100% of sales relating to existing performance obligations within three years, of which $174.1 million are expected to be recognized during the year ending December 31, 2026, $472.9 million during the year ending December 31, 2027, and $192.8 million during the year ending December 31, 2028.

Note 5. Intangible Assets and Goodwill

Intangible Assets

Intangible assets include Miami-Dade County Notices of Acceptances (NOA’s), which are certificates issued for approved products and required to market hurricane-resistant glass in Florida. Intangibles assets also include the intangibles acquired during the acquisition of Continental.

	September 30, 2026
	Gross	Acc. Amort.	Net
Trade Names	170	(60)	110
Software and licenses	21,788	(12,000)	9,788
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(2,217)	4,043
Contract Backlog	670	(316)	354
Total	$28,888	$(14,593)	$14,295

	December 31, 2025
	Gross	Acc. Amort.	Net
Trade Names	170	(28)	142
Software and licenses	17,217	(10,138)	7,079
Notice of Acceptances (NOAs), product designs and other intellectual property	6,260	(1,043)	5,217
Contract Backlog	670	(149)	521
Total	$24,317	$(11,358)	$12,959

The weighted average amortization period is 2.9 years.

During the three and nine months ended September 30, 2026, the amortization expense amounted to $1,021 and $2,904, respectively, and was included within the general and administration expenses in our unaudited Condensed Consolidated Statement of Operations. Similarly, during the three and nine months ended September 30, 2025, the amortization expense amounted to $818 and $1,768, respectively.

The estimated aggregate amortization expense for each of the five succeeding years as of September 30, 2026, is as follows:

Year ending December 31,
2026	$1,125
2027	3,980
2028	3,478
2029	2,110
2030	1,415
Thereafter	2,187
Total	$14,295

Note 6. Supplier Finance Program

Tecnoglass has established payment times to suppliers for the purchase of goods and services, which normally range between 30 and 60 days. In the normal course of business, suppliers may require liquidity and manage, through third parties, the advanced payment of invoices. The Company allows its suppliers the option to receive payments in advance of an invoice due date, through a third-party finance provider or intermediary, with the purpose of allowing suppliers to obtain the required liquidity. For these purposes, suppliers present to Tecnoglass the third-party finance provider or intermediary with whom they will carry out the finance program and establish an agreement, through which the invoices will be paid by the third-party finance provider or intermediary once Tecnoglass has confirmed the invoices as valid. Once the Company confirms the invoices are valid, the third-party finance provider or intermediary proceeds with the payment to the supplier. Subsequently, Tecnoglass pays the invoices for goods or services to the third-party finance provider or intermediary selected by the supplier. Payment times do not vary from those initially agreed with the supplier, as stated in the invoices factored by the supplier (i.e. between 30 and 60 days). Pursuant to the supplier finance programs, the Company has not been required to pledge any assets as security nor to provide any guarantee to third-party finance provider or intermediary.

As of September 30, 2026, the obligations outstanding related to the supplier finance program amounted to $23,756, recorded as current liabilities, in the following balance sheet lines: Trade accounts payable and accrued expenses $22,837 and due to related parties $919.

Note 7. Debt

The Company’s debt is comprised of the following:

	September 30, 2026	December 31, 2025
Revolving lines of credit	$750	$387
Finance lease	3,982	41
Other current debt	4,769	-
Land Acquisition Loan	23,000	-
Senior Secured Credit Facility	264,000	174,000
Less: Deferred cost of financing	(2,861)	(2,799)
Total obligations under borrowing arrangements	293,640	171,629
Less: Current portion of long-term debt and other current borrowings	6,514	427
Long-term debt	$287,126	$171,202

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

The transaction was accounted for as a debt extinguishment under ASC 470-50. Accordingly, the prior term-loan and revolving credit facilities were derecognized, and the new revolving facility was initially recognized at its principal amount, net of deferred financing costs. As a result, the Company recognized a loss on extinguishment of debt of $1,354, representing $1,302 for the write-off of the remaining unamortized deferred financing costs related to the prior term-loan and revolving credit facilities, and $52 of termination costs associated with closing the prior facility. Cash proceeds from the new facility and repayments of the extinguished debt are reflected within financing activities in the condensed consolidated statements of cash flows. Of the $2,783 of total fees incurred, $1,803 were deducted from the gross proceeds and presented net within “Proceeds from debt,” with the remaining $980 recorded as cash outflows classified under “Deferred financing costs and debt issuance fees” within financing activities. During the nine months ended September 30, 2026, the Company drew down $105 million from its revolving credit facility and repaid $15 million.

In August 2026, the Company entered into a $23,000 unsecured term loan (the “Land Acquisition Loan”) with one of the lenders under the Senior Secured Credit Facility to finance the acquisition of land in Fort Pierce, Florida. Borrowings bear interest at SOFR plus 1.25%, which may not be lower than the spread under the Senior Secured Credit Facility, and are subject to that facility’s financial covenants. The loan is repayable in quarterly installments of $313 beginning September 30, 2028, with the remaining $20,500 due at maturity in August 2030, and must be prepaid if that lender ceases to participate in the Senior Secured Credit Facility. The Company incurred $122 of debt issuance costs, which were capitalized as deferred financing costs, are presented as a deduction from the related debt liability and are amortized over the term of the loan. These costs were deducted from the gross proceeds and presented net within “Proceeds from debt” in the condensed consolidated statements of cash flows.

Interest income (expense), net and deferred cost of financing is comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income (expense), net and deferred cost of financing:
Interest expense	(4,323)	(1,934)	(10,280)	(4,060)
Deferred cost of financing	(178)	(229)	(485)	(784)
Derivative financial instrument gain (loss)	25	2,727	(254)	2,727
Interest expense, net and deferred cost of financing:	$(4,476)	$564	$(11,019)	$(2,117)

Maturities of long-term debt and other current borrowings as of September 30, 2026, for each of the twelve-month periods ending September 30, are as follows:

2027	$6,514
2028	1,308
2029	2,121
2030	286,232
2031 and thereafter	326
Total	$296,501

The Company’s loans have maturities ranging from several weeks to 5 years. Our credit facilities bore a weighted average interest rate of 5.23% as of September 30, 2026.

Finance Leases

As of September 30, 2026, the Company had right-of-use assets (“ROU assets”) of $3,945 included within Property, Plant and Equipment, and lease liabilities of $3,982 on its Condensed Consolidated Balance Sheet, of which $995 is presented within short-term debt and current portion of long-term debt and $2,987 is classified as long-term debt. These leases primarily relate to real estate, including showrooms, office space and industrial warehouses, as well as computing equipment. Certain lease agreements include options to extend the lease term; however, the Company does not consider these options reasonably certain of exercise.

The Company recognizes amortization of ROU assets and interest expense on lease liabilities in its Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2026, the Company recorded ROU asset amortization of $229, and $793, respectively; and interest expense of $41, and $109, respectively.

Cash paid for amounts included in the measurement of lease liabilities was $1,133 for the nine months ended September 30, 2026, consisting of $109 classified as operating cash flows and $1,024 classified as financing cash flows. Non-cash additions to ROU assets in exchange for lease liabilities were $4,696 during the period.

Future minimum lease payments for the years ended September 30, of each year are as follows:

2027	$1,137
2028	1,098
2029	934
2030	824
2031 and thereafter	329
Total undiscounted cashflows	4,322
Less: Imputed Interest	340
Present value of lease liability	$3,982

As of September 30, 2026, the weighted-average remaining lease term for finance leases was 3.9 years and the weighted-average discount rate was 4.1%.

Note 8. Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

During the quarter ended March 31, 2022, we entered into several interest rate swap contracts to hedge the interest rate fluctuations related to our outstanding debt. The effective date of the contracts is December 31, 2022, and quarterly payment dates for such contracts commenced March 31, 2023. During the quarter ended December 31, 2024, we entered into several foreign currency non-delivery option contracts to hedge the fluctuations in the exchange rate between the Colombian Peso and the U.S. Dollar. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted LIBOR and Colombian Peso denominated costs and expenses, respectively.

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

On September 4, 2025, the Company entered into a new Senior Secured Credit Facility, transitioning from a term loan and revolving facility structure to a fully committed revolving facility structure which allowed the Company to (i) increase the borrowing capacity from $150 million to $500 million, (ii) reduce its borrowing costs by an approximate 25 basis points, and (iii) extend the initial maturity date by five years to the end of 2030. Borrowings under the credit facility will now bear interest at the Secured Overnight Financing Rate (SOFR) with no floor plus a spread of 1.25%, based on the Company’s net leverage ratio, compared to a prior spread of 1.50%.

As of September 30, 2026, the fair value of our interest rate swap and foreign currency non-delivery option contracts was in a net liability position of $2.6 million. We had 1 outstanding interest rate swap contract of $0.3 million through November 2026 as an economic hedge and 11 non-delivery option contracts to exchange $165 million U.S. Dollars to Colombian Pesos through August 2027.

In the third quarter of 2026, the Company did not assess the effectiveness of foreign currency non-delivery option contracts due to the contracts the Company entered on September 18, 2026, which did not qualify for hedge accounting and were not designated as hedging instruments. Because of the discontinuation of the hedge accounting for the interest rate swap in the third quarter of 2025, the Company did not assess the effectiveness of this instrument.

The gain or loss on the Company’s foreign currency non-delivery option contracts are reported as a component of the earnings. The change in the fair value of the interest rate swap designated as an economic hedge will be included in earnings at the moment of its valuation.

As of September 30, 2026, there are no gains or losses, net, recognized in the “accumulated other comprehensive income” for non-delivery option and interest rate swap contracts.

The fair value of the Company´s interest rate swap and foreign currency non-delivery option contracts is classified in the accompanying consolidated balance sheet, as of September 30, 2026, as follows:

	Derivative Assets		Derivative Liabilities
Derivatives financial instruments	September 30, 2026		September 30, 2026
under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative instruments:
Interest Rate Swap Contracts	Other current assets	$288	Accrued liabilities	$-
foreign currency non-delivery forwards		-		(2,860)
Total derivative instruments	Total derivative assets	$288	Total derivative liabilities	$(2,860)

As of September 30, 2026, the ending accumulated balance of the Company´s interest rate swap and foreign currency non-delivery options included in earnings, net, was a $54 derivative loss. No deferred income tax was calculated because the amounts accrued as of September 30, 2026, are the same as the compensation received.

The following table presents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements, for the three and nine months ended September 30, 2026 and 2025:

	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in earnings on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Three Months Ended			Three Months Ended
	September 30,	September 30,		September 30,	September 30,
	2026	2025		2026	2025

Interest Rate Swap	$25	$2,727	Interest income (expense), net and deferred cost of financing and operating revenues	$-	$5,138
Foreign currency non-delivery options	$(2,730)	$-	Foreign currency transactions and derivative financial instruments (loss) gains	$-	$-

	Amount of Gain or (Loss)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in earnings on		OCI (Loss) into	Accumulated
	Derivatives		Income	OCI (Loss) into Income
	Nine Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2026	2025		2026	2025

Interest Rate Swap	$(254)	$2,727	Interest income (expense), net and deferred cost of financing and operating revenues	$-	$7,380
Foreign currency non-delivery options	$(2,730)	$-	Foreign currency transactions and derivative financial instruments (loss) gains	$-	$-

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

As of September 30, 2026, financial instruments carried at amortized cost that do not approximate fair value consist of long-term debt. See Note 7 – Debt. The fair value of long-term debt was calculated based on an analysis of future cash flows discounted at current market rates (which are level 2 inputs).

The following table summarizes the fair value and carrying amounts of our long-term debt:

	September 30, 2026	December 31, 2025
Fair Value	$289,871	$170,727
Carrying Value	$287,126	$171,202

Note 9. Income Taxes

The Company files income tax returns for TG, ES and ES Metals in the Republic of Colombia. Tecnoglass Holdings Inc, GM&P, Componenti and ESW LLC are U.S. entities based in Florida subject to U.S. federal and state income taxes.

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

As a result of the redomiciliation, the Company is subject to U.S. federal income taxation. The Company’s foreign subsidiaries are treated as controlled foreign corporations for U.S. tax purposes, and certain income of those entities are included in the U.S. tax computation. Management believes that the effective foreign tax rates applicable to such income are sufficient to generate foreign tax credits that substantially offset any incremental U.S. federal income tax liability. Accordingly, management does not expect the redomiciliation to have a material impact on the Company’s income tax provision.

The components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Current income tax
United States	$(10,380)	$(8,049)	$(24,797)	$(19,969)
Colombia	1,599	(10,178)	(4,972)	(32,059)
Panama	-	-	-	(5)
	(8,781)	(18,227)	(29,769)	(52,033)

Deferred income Tax
United States	258	(1,380)	(736)	(2,735)
Colombia	59	(1,194)	(3,956)	(1,841)
	317	(2,574)	(4,692)	(4,576)
Total income provision	$(8,464)	$(20,801)	$(34,461)	$(56,609)

Effective tax rate	33.6%	30.6%	32.0%	29.8%

The effective income tax rate for the three and nine months ended September 30, 2026, of 33.6%, and 32.0%, respectively, above the weighted average comibined federal, state and foreign statutory tax rate of 27.2%, reflect minimum income tax requirements applicable to certain Colombian entities that reported tax losses for the period. The effective income tax rate for the three and nine months ended September 30, 2025, of 30.6%, and 29.8%, respectively, approximates the weighted average statutory rate of 30.9%.

Note 10. Related Parties

The following is a summary of assets, liabilities, and income transactions with all related parties:

	September 30,	December 31,
	2026	2025
Due from related parties:
Alutrafic Led SAS	654	525
Studio Avanti SAS	589	403
Prisma-Glass LLC	361	404
Due from other related parties	837	670
Total due from related parties	$2,441	$2,002

Due to related parties:
Vidrio Andino	5,601	5,717
Due to other related parties	5,208	5,164
Total due to related parties	$10,809	$10,881

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales to related parties:
Prisma Glass LLC	311	630	915	1,798
Alutrafic Led SAS	179	284	748	871
Studio Avanti SAS	210	226	355	758
Sales to other related parties	130	150	153	280
	$830	$1,290	$2,171	$3,707

Alutrafic Led SAS

In the ordinary course of business, we sell products to Alutrafic Led SAS (“Alutrafic”), a fabricator of electrical lighting equipment. Affiliates of Jose Daes and Christian Daes, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, have an ownership stake in Alutrafic. During the three and nine months ended September 30, 2026, we sold $179, and $748, respectively, to Alutrafic, compared to $284 and $871 during the three and nine months ended September 30, 2025, respectively. Additionally, we had outstanding accounts receivable from Alutrafic of $654 and $525 as of September 30, 2026 and December 31, 2025, respectively.

Fundacion Tecnoglass-ESWindows

Fundacion Tecnoglass-ESWindows is a non-for-profit entity set up by the Company to carry out social causes in the communities around where we operate. We made charitable contributions during the three and nine months ended September 30, 2026 of $1,466 and $3,892, respectively, compared to $1,183 and $3,229, during the three and nine months ended September 30, 2025, respectively.

Prisma-Glass LLC

In the ordinary course of business, we sell products to Prisma-Glass LLC, a distributer and installer of architectural systems in Florida that is owned and controlled by family members of Christian Daes. We sold $311 and $915, respectively, to Prisma-Glass LLC during the three and nine months ended September 30, 2026, compared to $630 and $1,798, respectively, during the three and nine months ended September 30, 2025. The Company had outstanding accounts receivable from Prisma-Glass of $361 and $404 as of September 30, 2026 and December 31, 2025, respectively.

Portex Cargo SAS

In the ordinary course of business, purchase logistics services from Portex Cargo SAS, a company related to the family member of an executive officer of the Company, which primarily provides logistics services in connection with the importation of machinery.. During the three and nine months ended September 30, 2026, we purchased $532 and $507, respectively. We had outstanding payables to Portex Cargo SAS of $386 as of September 30, 2026.

Santa Maria del Mar SAS

In the ordinary course of business, we purchase fuel for use at our manufacturing facilities from Estación Santa Maria del Mar SAS, a gas station located in the vicinity of our manufacturing campus which is owned by affiliates of Jose Daes and Christian Daes. During the three and nine months ended September 30, 2026, we purchased $559 and $1,405, respectively, compared to $212 and $931 purchased during the three and nine months ended September 30, 2025, respectively.

Storm Armour Solutions

In June 2025, the Company entered into a partnership with Storm Armour, LLC to create Storm Armour Solutions, LLC which has the purpose of participating in the sale, sublicensing, and distribution of licensed products in the areas of influence, under a licensing agreement. To join this business, the Company created a wholly owned subsidiary named Tecnoglass Armour, LLC, a Limited Liability Company based in the State of Florida. Tecnoglass Armour, LLC has a 60% capital contribution of Storm Armour Solutions, LLC. As of September 30, 2026, we had an investment of $832 recorded on our consolidated balance sheet.

Studio Avanti SAS

In the ordinary course of business, we sell products to Studio Avanti SAS (“Avanti”), a distributer and installer of architectural systems in Colombia. Avanti is owned and controlled by Alberto Velilla, who is director of Energy Holding Corporation, the Company’s largest shareholder. As of September 30, 2026 and December 31, 2025, the Company had outstanding accounts receivable from Avanti of $589 and $403, respectively. During the three and nine months ended September 30, 2026, we sold $210 and $355 of products to Avanti, respectively, compared to $226 and $758 during the three and nine months ended September 30, 2025, respectively.

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

In the ordinary course of business, we purchased $10,729 and $28,122, of materials from Vidrio Andino during the three and nine months ended September 30, 2026, respectively, compared to $11,388, and $31,066, during the three and nine months ended September 30, 2025, respectively. We also had outstanding payables to Vidrio Andino of $5,601 and $5,717 as of September 30, 2026 and December 31, 2025, respectively. We recorded equity method loss of $67 and $64, on our Consolidated Statement of Operations during the three and nine months ended September 30, 2026, respectively, compared to income of $626 and $2,912, recorded during the three and nine months ended September 30, 2025, respectively.

Zofracosta SA

We have an investment in Zofracosta SA, a real estate holding company located in the vicinity of the proposed glass plant being built through our Vidrio Andino joint venture, recorded at $911 and $810 as of September 30, 2026 and December 31, 2025, respectively. Affiliates of Jose Daes and Christian Daes have a majority ownership stake in Zofracosta SA.

Note 11. Shareholders’ Equity

Dividends

On September 10, 2026, the Company declared a regular quarterly dividend of $0.15per share, or $0.60 per share on an annualized basis. The dividend was paid on October 30, 2026, to shareholders of record as of the close of business on September 30, 2026.

Earnings per Share

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share
Net Income attributable to parent	$16,708	$47,188	$73,154	$133,460

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	44,364,801	46,847,728	44,452,410	46,941,647
Effect of dilutive securities and stock dividend
Denominator for diluted earnings per common share - weighted average shares outstanding	44,364,801	46,847,728	44,452,410	46,941,647
Basic earnings per common share	$0.38	$1.01	$1.65	$2.84
Diluted earnings per common share	$0.38	$1.01	$1.65	$2.84

Treasury Stock

During the nine months ended September 30, 2026, the Company repurchased 372,910 shares for an aggregate purchase price of $16.5 million as part of its existing share repurchase program to enhance long-term stockholders value. Treasury stock is recorded at cost and presented as a reduction of stockholders’ equity in the accompanying Consolidated Balance Sheets. As of September 30, 2026, treasury shares are carried at their aggregate repurchase cost of $95,679.

Note 12. Commitments and Contingencies

Commitments

As of September 30, 2026, the Company had outstanding obligations to purchase an aggregate of at least $146,573 of certain raw materials from a specific supplier before February 28, 2030, and an aggregate of at least $7,845 of certain raw materials from a specific supplier through 2028.

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

RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating Revenues	$310,575	$260,479	$854,878	$738,313
Cost of sales	(204,610)	(149,159)	(543,045)	(415,133)
Gross profit	105,965	111,320	311,833	323,180
Operating expenses	(74,037)	(47,298)	(198,420)	(142,905)
Other operating income	-	1,361		5,641
Operating income	31,928	65,383	113,413	185,916
Non-operating income and expenses, net	1,117	1,012	2,617	2,616
Equity method (loss) income	(137)	519	(266)	2,805
Foreign currency transactions and derivative financial instruments (loss) gains	(3,260)	1,865	2,870	2,203
Loss on debt extinguishment	-	(1,354)	-	(1,354)
Interest Expense and deferred cost of financing	(4,476)	564	(11,019)	(2,117)
Income tax provision	(8,464)	(20,801)	(34,461)	(56,609)
Net income	16,708	47,188	73,154	133,460

Comparison of quarterly periods ended September 30, 2026 and 2025

Revenues

Operating revenues increased $50.1 million, or 19.2%, from $260.5 million during the quarter ended September 30, 2025, to $310.6 million, during the quarter ended September 30, 2026. Strong revenues during the third quarter of 2026 were driven by market share gains and stronger activity in our core U.S markets, where revenues increased $48.7 million, or 19.8% year over year, to $295.1 million. In terms of end markets, the increase was driven by growth in both US commercial and residential markets. Revenues from the commercial market rose 30.9% or $45.4 million year over year, as we continue to execute our growing project backlog. In addition, residential market sales increased 4.1% or $4.7 million year over year, reflecting market share, a higher degree of geographical diversification and gains from our latest pricing initiatives for quotes issued after May 2026]. Revenues from Latin America and the Caribbean increased $1.4 million, or 9.7% year over year.

Gross profit

Gross profit during the third quarter of 2026 was $106.0 million, a decrease of $5.4 million, or 4.8%, from $111.3 million during the third quarter of 2025. The gross profit margin during the three months ended September 30, 2026, was 34.1%, compared to 42.7% during the third quarter of 2025, primarily driven by higher input costs associated with increasing aluminum prices, as well as higher salaries following the one-time double-digit minimum wage increase implemented in Colombia at the beginning of 2026. Additionally, we had a negative impact resulting from a 20.3% appreciation of our local currency versus the U.S dollar year over year, impacting our local currency costs on a comparable basis. The aforementioned factors were partially offset by positive pricing adjustments announced in the second quarter of 2025 and 2026, with benefits beginning to materialize in the third quarter of each year.

Expenses

Operating expenses increased $26.7 million, or 56.5%, from $47.3 million to $74.0 million for the quarters ended September 30, 2025, and 2026, respectively. The increase resulted primarily from Tariffs on imports into the U.S. which generated a total expense of $18.4 million during the third quarter of 2026, an increase of $15.4 million or 528.2% year over year, from a total Tariff expense of $2.9 million during the third quarter of 2025. Additionally, increased personnel cost, on higher salaries and a stronger Colombian Peso.

Non operating income and expenses, net

During the three months ended September 30, 2026 and 2025, the Company recorded net non-operating income of $1.1 million and $1.0 million. Non-operating income is comprised of interest income from short-term investments, as well as non-operating expenses related to certain charitable contributions. Equity method income, mainly from our joint venture with Saint Gobain decreased $0.7 million, or 126.4%, after recording a loss of $0.1 million during the quarter ended September 30, 2026, compared to an income of $0.5 million recorded during the quarter ended September 30, 2025.

Foreign currency transactions and derivative financial instruments (loss) gains

During the three months ended September 30, 2026, the Company recorded a non-operating loss of $3.3 million associated with foreign currency transactions compared to a net non-operating income of $1.9 million during the three months ended September 30, 2025. The amount recorded as of September 30, 2026 includes a $2.7 million loss related to the valuation of foreign currency derivative options.

Interest income (expense), net and deferred cost of financing

Interest expense and deferred cost of financing increased to $4.5 million for the quarter ended September 30, 2026, as a result of higher amount of debt from our Senior Secured Credit Facility further explained under capital resources.

Income Taxes

We recorded income tax expense of $8.5 million and $20.8 million during the three months ended September 30, 2026, and 2025, respectively. The effective income tax rate of 33.6% for the three months ended September 30, 2026, reflects minimum income tax requirements applicable to certain Colombian entities that reported tax losses for the period. The effective income tax rate of 30.6% for the three months ended September 30, 2025, approximated the weighted average statutory rate of 30.9%.

As a result of the foregoing, the Company recorded net income for the three months ended September 30, 2026, of $16.7 million compared to net income of $47.2 million for the three months ended September 30, 2025.

Comparison of nine-month periods ended September 30, 2026 and 2025

Revenues

Operating revenues during the nine months ended September 30, 2026, were $854.9 million, compared to $738.3 million during the nine months ended September 30, 2025, an increase of $116.6 million or 15.8% year over year. Strong revenues during the first nine months of 2026 were driven by strong activity in the U.S market, where revenues increased $117.3 million, or 16.7% to $818.5 million. The increase was driven by higher U.S. commercial market revenues, up $95.5 million, or 22.4% year over year, as we continue to execute on our growing backlog of projects. Residential revenues increased $21.1 million, or 6.8% year over year, driven by stable demand across core markets and continued geographic expansion. Revenues from Latin America and the Caribbean decreased $0.7 million, or 2.0% year over year.

Gross profit

Gross profit during the first nine months of 2026 was $311.8 million, a decrease of $11.3 million, or 3.5%, from $323.2 million during the first nine months of 2025. The gross profit margin during the nine months ended September 30, 2026, was 36.5%, compared to 43.8% during the same period of 2025, primarily reflecting higher aluminum costs, increased labor costs following the one-time double-digit minimum wage increase implemented in Colombia at the beginning of 2026 and the year-over-year appreciation of the Colombian peso against the U.S. dollar, which increased costs on a comparable basis. The aforementioned factors were partially offset by positive pricing adjustments which began to take effect in the third quarter of 2026.

Expenses

Operating expenses increased $55.5 million, or 38.8%, from $142.9 million to $198.4 million for the nine months ended September 30, 2025, and 2026, respectively. The increase resulted primarily from tariffs paid on imports into the U.S. which generated a expense of $38.0 million during the nine months ended September 2026 including a $1.9 million recovery of previously paid import tariffs following the invalidation of certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), an increase of $22.3 million or 142.5% year over year, from a total Tariff expense of $15.7 million during the nine months of 2025. Additionally, personnel expense increased due to higher salaries and a stronger Colombian Peso.

Non operating income and expenses, net

During the nine months ended September 30, 2026 and 2025, the Company recorded net non-operating income of $2.6 million and $2.6 million, respectively. Non-operating income is comprised of interest income from short-term investments, as well as non-operating expenses related to certain charitable contributions. Equity method income, mainly from our joint venture with Saint Gobain and Storm Armour investment, decreased $3.1 million, or 109.5%, after recording a net loss of $0.3 million during the nine months ended September 30, 2026, compared to an income of $2.8 million recorded during the nine months ended September 30, 2025.1

Foreign currency transactions and derivative financial instruments (loss) gains

During the nine months ended September 30, 2026, the Company recorded a non-operating income of $2.9 million associated with foreign currency transactions compared to a net non-operating income of $2.2 million during the nine months ended September 30, 2025. The amount recorded as of September 30, 2026 includes a $2.7 million loss related to the valuation of foreign currency derivative options.

Interest income (expense), net and deferred cost of financing

Interest expense and deferred cost of financing increased by $8.9 million, to $11.0 million for the nine months ended September 30, 2026, as a result of higher amount of debt from our Senior Secured Credit Facility further explained under “Capital Resources” below.

Income Taxes

We recorded income tax expense of $34.5 million and $56.6 million during the nine months ended September 30, 2026, and 2025, respectively. The effective income tax rate of 32.0% for the nine months ended September 30, 2026, reflects minimum income tax requirements applicable to certain Colombian entities that reported tax losses for the period. As a result of the foregoing, the Company recorded net income for the nine months ended September 30, 2026, of $73.2 million compared to net income of $133.5 million for the nine months ended September 30, 2025.

Liquidity

As of September 30, 2026 and December 31, 2025, we had a cash and cash equivalents balance of approximately $97.7 million and $100.9 million, respectively. Additionally, we currently have approximately $240 million available under several lines of credit.

We anticipate that the Company will continue to generate positive cashflow from operating activities throughout the remainder of the year, which we believe, in addition to our current liquidity position, provides ample flexibility to service our obligations through the next twelve months.

Capital Resources

We transform glass and aluminum into high specification architectural glass and custom-made aluminum profiles which require significant investments in state-of-the-art technology. During the nine months ended September 30, 2026 and 2025, we made investments primarily in building, machinery and equipment in the amounts of $118.7 million and $81.7 million, respectively. Investments made during the nine months ended September 30, 2026 were mainly related to an ongoing broad automation project to increase efficiency, improve headcount and increase capacity given the Company´s current growth. Additionally, during the three months ended September 30, 2026, we acquired a lot of land in Florida, for $23.0 million, financed through the Land Acquisition Loan described in Note 7 – Debt. Additionally, we continue to amortize scheduled payments on previous investments to increase capacity and efficiency. The Company expects the resulting increase in output to improve efficiency throughout its operations while reducing material waste, reducing headcount and improving overall lead times.

Cash Flow from Operations, Investing and Financing Activities

	Nine months ended September 30,
	2026	2025
Cash Flow provided by Operating Activities	$32,636	$104,746
Cash Flow used in Investing Activities	(117,067)	(67,985)
Cash Flow provided by (used in) Financing Activities	78,514	(50,567)
Effect of exchange rates on cash and cash equivalents	2,699	2,915
Cash Balance - Beginning of Period	100,901	134,882
Cash Balance - End of Period	$97,683	$123,991

During the nine months ended September 30, 2026 and 2025, operating activities generated approximately $32.6 million and $104.7 million, respectively. Trade accounts payable and accrued expenses were a key source of operating cash during the first nine months of 2026, generating $31.9 million during the nine months ended September 30, 2026 primarily reflecting higher outstanding balances associated with elevated raw material purchases, including U.S.-sourced aluminum procured as part of our tariff mitigation strategy. This compares with $15.2 million in the prior-year period. Conversely, purchases of inventory used $32.4 million during the first nine months of 2026, compared with $33.9 million in the prior-year period, reflecting our continued advance procurement of U.S.-sourced aluminum to strengthen supply chain resilience and mitigate tariff exposure.

The largest use of operating cash was related to income taxes, which used $40.4 million during the first nine months of 2026, compared with $7.8 million in the prior-year period. This primarily reflects payment of income taxes related to fiscal year 2025, under the applicable payment schedule, which more than offset the lower income tax provision recorded in 2026.. Additionally, trade accounts receivables used $20.7 million during the first nine months of 2026, compared with $33.0 million in the prior-year period, reflecting the continued high volume of large commercial installation projects, which typically have longer cash conversion cycles.

We used $117.1 million and $68.0 million in investing activities during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we paid $118.7 million to acquire property plant and equipment, reflecting scheduled payments for previously initiated projects and advance payments for ongoing projects focused on expanding capacity and improving operational efficiency. These payments included $23.0 million for the acquisition of land in Port Saint Lucie, Florida. During the nine months ended September 30, 2025, we used $81.7 million for the acquisition of property and equipment.

Financing activities also reflected gross debt proceeds of $131.0 million and repayments of $16.0 million, mainly used to finance our current automation and capacity growth initiative, a strategic acquisition of land in the U.S for $23.0 million, and repurchase of $16.5 million of our stock during the nine months ended September 30, 2026, leaving $92.4 million remaining under our $250 million Share Repurchase Program.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to ongoing market risk related to changes in foreign currency exchange rates and commodity market prices.

As of September 30, 2026, we had $287.8 million of debt bearing interest at variable rates, primarily based on SOFR, of which $125.0 million was effectively converted to a fixed rate through interest rate hedging derivative financial instruments further described in Note 8 – Derivative Financial Instruments and Fair Value Measurements. Accordingly, $162.8 million of our variable-rate debt remained exposed to changes in interest rates. Based on the unhedged variable-rate debt outstanding as of September 30, 2026, a hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.6 million.

We are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Some of our subsidiaries’ operations are based in Colombia and primarily transact business in local currency. Approximately 3% of our consolidated revenues and 25% of our costs and expenses are effectively incurred in Colombian pesos, thereby mitigating some of the risk associated with changes in foreign exchange rates. This portion of costs and expenses denominated in Colombian Peso excludes certain items which are transacted in Colombia using Colombian Peso but are priced in U.S. Dollars or are otherwise indexed to U.S. Dollar rates. Thus a 5% appreciation of the Colombian Peso relative to the US Dollar would result in our revenues for the three months ended September 30, 2026, increasing by $1.3 million and our costs and expenses increasing by approximately $11.0 million, resulting in a $9.7 million decrease to net earnings based on results for the three months ended September 30, 2026.

Similarly, a significant portion of the monetary assets and liabilities of these subsidiaries are generally denominated in US Dollars, while their functional currency is the Colombian peso, thereby resulting in gains or losses from remeasurement of assets and liabilities using the end of period spot exchange rate. These subsidiaries have both monetary assets and monetary liabilities denominated in US Dollars, thereby mitigating some of the risk associated with changes in foreign exchange rate. Furthermore, we record a portion of the non-cash foreign currency transaction gains and losses from remeasurement of certain intercompany loans as other comprehensive income. Net of this, the Colombian subsidiaries’ US Dollar denominated monetary liabilities exceed their monetary assets by $182.4 million, such that a 1% devaluation of the Colombian peso will result in a loss of $1.8 million recorded in the Company’s Consolidated Statement of Operations as of September 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our design and operating effectiveness of the internal controls over financial reporting as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective as of September 30, 2026 in order to provide reasonable assurance that the information disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase activity for each of the three months in the period ended September 30, 2026, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 2026		$		$
Open market and privately negotiated purchases	100		43.3		-
August 2026
Open market and privately negotiated purchases	-		-		-
September 2026
Open market and privately negotiated purchases	-		-
Total	100		43.3		-	92,547,649

(1)	On November 3, 2022, the Board of Directors authorized the purchase of up to $50 million of the Company’s common shares, which authorization was subsequently increased to up to $100 million in November 2024. On November 5, 2025, the Board of Directors approved an increase in the share repurchase authorization to $150 million. In February 2026, the Board approved another program expansion to $250 million. The program does not obligate the Company to acquire a minimum number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Tecnoglass Holdings Inc. for the quarter ended September 30, 2026, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: November 9, 2026

